Form 10-K
period 2017-12-31
MASCO CORP /DE/
filed 2018-02-08
CIK 62996

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2017                 Commission File Number 1-5794
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,”and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant on June 30, 2017 (based on the closing sale price of $38.21 of the Registrant's Common Stock, as reported by the New York Stock Exchange on such date) was approximately $12,100,656,000.
Number of shares outstanding of the Registrant's Common Stock at January 31, 2018:
313,391,500 shares of Common Stock, par value $1.00 per share

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's definitive Proxy Statement to be filed for its 2018 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

1

Masco Corporation
2017 Annual Report on Form 10-K

PART I

Item 1.	Business.
Masco Corporation is a global leader in the design, manufacture and distribution of branded home improvement and building products. Our portfolio of industry-leading brands includes BEHR® paint; DELTA® and HANSGROHE® faucets and bath and shower fixtures; KRAFTMAID® and MERILLAT® cabinets; MILGARD® windows and doors; and HOT SPRING® spas. We leverage our powerful brands across product categories, sales channels and geographies to create value for our customers and shareholders.
We believe that our solid results of operations and financial position for 2017 resulted from our continued focus on our three strategic pillars: driving the full potential of our core businesses, leveraging opportunities across our businesses, and actively managing our portfolio.

To drive the full potential of our core businesses during 2017, we continued to pursue sales growth opportunities by introducing new products, enhancing services and penetrating adjacent markets. In addition, we continued to reduce costs and capitalize on synergies across our businesses with standardized operating tools, cost saving initiatives and the implementation of lean principles and process improvements in many areas, including production and functional support processes. As a result, we grew both our top and bottom lines.

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

Additionally, we continued to actively manage our portfolio, the third pillar of our strategy, and remain committed to making selective acquisitions in attractive end markets. During 2017, we acquired a U.S. plastics processor and manufacturer of water handling systems in our Plumbing Products segment and signed a definitive agreement to acquire The L.D. Kichler Co., a leader in decorative residential and light commercial lighting products, ceiling fans and LED lighting systems, which is expected to close in the first quarter of 2018. We also divested our U.S. fastener and tool business and our U.K. manufacturer of kitchen and bathroom furniture business. In addition, we repurchased over 9 million shares of our common stock and increased our quarterly dividend by 5 percent, which further enhanced value for our shareholders.

We believe that the actions we have taken over the last few years, combined with the Masco Operating System, our methodology to drive growth and productivity, have positioned us to further enhance shareholder value through strong and consistent growth.  We will continue to actively manage our portfolio, identify growth opportunities in key industries and create new products that differentiate us in the marketplace by combining design and innovation. By focusing on our disciplined execution of our strategy, we believe that our positive momentum will continue.

Our Business Segments
We report our financial results in four business segments aggregated by similarity in products. The following tables set forth the contribution of our segments to net sales and operating profit (loss) for the three-year period ended December 31, 2017. Additional financial information concerning our operations by segment and by geographic regions, as well as general corporate expense, net, as of and for the three-year period ended December 31, 2017, is set forth in Note O to the consolidated financial statements included in Item 8 of this Report.

	(In Millions)
	Net Sales (1)
	2017	2016	2015
Plumbing Products	$3,735	$3,526	$3,341
Decorative Architectural Products	2,205	2,092	2,020
Cabinetry Products	934	970	1,025
Windows and Other Specialty Products	770	769	756
Total	$7,644	$7,357	$7,142

	(In Millions)
	Operating Profit (Loss) (1)(2)
	2017	2016	2015
Plumbing Products	$698	$642	$512
Decorative Architectural Products	434	430	403
Cabinetry Products	90	93	51
Windows and Other Specialty Products	52	(3)	57
Total	$1,274	$1,162	$1,023
___________________________________

(1)	Amounts exclude discontinued operations.

(2)	Operating profit (loss) is before general corporate expense, net. Refer to Note O to the consolidated financial statements for additional information.
All of our operating segments, except the Plumbing Products segment, normally experience stronger sales during the second and third calendar quarters, corresponding with the peak season for repair and remodel activity and new home construction.
Plumbing Products
The businesses in our Plumbing Products segment sell a wide variety of products that are manufactured or sourced by us.

•
The majority of our faucet, sink, bathing and showering products are sold in North America and Europe under the brand names DELTA®, BRIZO®, PEERLESS®, HANSGROHE®, AXOR®, GINGER®, NEWPORT BRASS®, BRASSTECH® and WALTEC®. Our BRISTAN™ and HERITAGE™ products are sold primarily in the United Kingdom. These plumbing products include faucets, showerheads, handheld showers, valves, bath hardware and accessories, bathing units, shower enclosures and toilets. We sell these products to home center and online retailers and to wholesalers and distributors that, in turn, sell them to plumbers, building contractors, remodelers, smaller retailers and consumers.

•
We manufacture acrylic tubs, bath and shower enclosure units, and shower trays. Our DELTA, PEERLESS and MIROLIN® products are sold primarily to home center retailers in North America. Our MIROLIN products are also sold to wholesalers and distributors in Canada. Our HÜPPE® shower enclosures and shower trays are sold through wholesale channels primarily in Europe.

•
Our spas and exercise pools and systems are manufactured and sold under our HOT SPRING®, CALDERA®, FREEFLOW SPAS®, FANTASY SPAS® and ENDLESS POOLS® brands, as well as under other trademarks. Our spa products and exercise pools are sold worldwide to independent specialty retailers and distributors and to online mass merchant retailers. Certain exercise pools are also available on a consumer-direct basis in North America and Europe, while our fitness systems are sold through independent specialty retailers as well as on a consumer-direct basis.

•
Also included in our Plumbing Products segment are brass, copper and composite plumbing system components and other non-decorative plumbing products that are sold to plumbing, heating and hardware wholesalers, home center and e-commerce retailers, hardware stores, building supply outlets and other mass merchandisers. These products are marketed primarily in North America under our BRASSCRAFT®, PLUMB SHOP®, COBRA®, COBRA PRO™, and MASTER PLUMBER® brands and are also sold under private label.

We believe that our plumbing products are among the leaders in sales in North America and Europe. Competitors of the majority of our products in this segment include Lixil Group Corporation’s American Standard Brands and Grohe products, Kohler Co., Fortune Brands Home & Security Inc.'s Moen, Rohl and Riobel brands and Spectrum Brands Holdings, LLC’s Pfister faucets. Competitors of our spas and exercise pools and systems include Jacuzzi, Master Spas and Dynasty Spas. Foreign manufacturers competing with us are located primarily in Germany and China. We face significant competition from private label products. Many of the faucet and showering products with which our products compete are manufactured by foreign manufacturers that are putting downward pressure on price. The businesses in our Plumbing Products segment manufacture products in North America, Europe and Asia and source products from Asia and other regions. Competition for our plumbing products is based largely on brand reputation, product features and innovation, product quality, customer service, breadth of product offering and price.

Many of our plumbing products contain brass, the major components of which are copper and zinc. We have multiple sources, both domestic and foreign, for the raw materials used in this segment, and sufficient raw materials have been available for our needs. We have encountered price volatility for brass, brass components and any components containing copper and zinc. To help reduce the impact of this volatility, from time to time we may enter into long-term agreements with certain significant suppliers or, occasionally, use derivative instruments.
In the fourth quarter of 2017, we acquired Mercury Plastics, Inc. ("Mercury"), a U.S. plastics processor and manufacturer of water handling systems. This acquisition enhances our ability to develop faucet technology and provides continuity of supply of quality faucet components.
Decorative Architectural Products
We produce architectural coatings, including paints, primers, specialty paints, stains and waterproofing products. These products are sold in North America, South America and China under the brand names BEHR®, KILZ® and other trademarks to “do‑it‑yourself” and professional customers through home center retailers and other retailers. Net sales of architectural coatings comprised approximately 25 percent of our consolidated net sales in 2017, 2016 and 2015. Our BEHR products are sold through The Home Depot, our largest customer overall, as well as this segment’s largest customer. The loss of this segment’s sales to The Home Depot would have a material adverse effect on this segment’s business and on our consolidated business as a whole.
Our competitors in this segment include large national and international brands such as Benjamin Moore, Glidden, Olympic, PPG, Sherwin‑Williams, Valspar and Zinsser, as well as many regional and other national brands. We believe that brand reputation is an important factor in consumer selection, and that competition in this industry is also based largely on product features and innovation, product quality, customer service and price.
Titanium dioxide is a major ingredient in the manufacture of architectural coatings. The price for titanium dioxide can fluctuate as a result of global supply and demand dynamics and production capacity limitations, which can have a material impact on our costs and results of operations in this segment. Natural gas derivatives and acrylic resins derived from crude oil are also used in the manufacture of architectural coatings. Significant price fluctuations in either natural gas derivatives or crude oil can also impact our costs in this segment. We have agreements with certain significant suppliers for this segment that are intended to help assure continued supply.

Our Decorative Architectural Products segment also includes branded cabinet, door and window hardware, functional hardware, glass shower doors, wall plates, hook and rail products, and picture hanging accessories, which are manufactured for us and sold to home center retailers, mass retailers, e-commerce retailers, other specialty retailers, original equipment manufacturers and wholesalers. These products are sold under the LIBERTY®, BRAINERD® and other trademarks, and our key competitors in North America include Amerock, Top Knobs, Richelieu and private label brands. Decorative bath hardware, shower accessories, and shower doors are sold under the brand names DELTA® and FRANKLIN BRASS® to wholesalers, home center retailers, mass retailers and other specialty retailers. Competitors for these products include Moen, Kohler, Gatco and private label brands.

Cabinetry Products

In North America, we manufacture and sell semi-custom, stock and value‑priced assembled cabinetry for kitchen, bath, storage, home office and home entertainment applications in a broad range of styles and price points to address consumer preferences. Our KRAFTMAID® and CARDELL® products are sold primarily to dealers and home center retailers, and our MERILLAT® and QUALITY CABINETS™ products are sold primarily to dealers and homebuilders for both home improvement and new home construction. Cabinet sales are significantly affected by levels of activity in both retail consumer spending and new home construction, particularly spending for major kitchen and bathroom renovation projects. A significant portion of our cabinetry sales for home improvement projects are made through home center retailers.

The cabinet manufacturing industry in the United States includes several large companies and numerous local and regional businesses with whom we compete. We believe that competition in this industry is based largely on product features and selection, product quality, and price. Our competitors in this segment include American Woodmark Corporation, Fortune Brands Home & Security, Inc. and Elkay.
The raw materials used in this segment are primarily hardwood lumber, plywood and particleboard, and are available from multiple sources, both domestic and foreign. Some of the materials we import may be subject to customs duties.
In the fourth quarter of 2017, we divested Moores Furniture Group Limited ("Moores"), a manufacturer of kitchen and bathroom furniture in the United Kingdom.
Windows and Other Specialty Products
We manufacture and sell vinyl, fiberglass and aluminum windows and patio doors, which are sold under the MILGARD® brand name for home improvement and new home construction, principally in the western United States. MILGARD products are sold primarily through dealers and, to a lesser extent, directly to production homebuilders and through lumber yards and home center retailers. Our North American competitors for these products include national brands, such as Jeld‑Wen, Marvin, Pella, Ply Gem and Andersen, and numerous regional brands.
In the United Kingdom, we manufacture and sell vinyl windows, composite and panel doors, related products and components under several brand names, including DURAFLEX™, GRIFFIN™, PREMIER™ and EVOLUTION™. Sales are primarily through dealers and wholesalers to the repair and remodeling markets, although our DURAFLEX products are also sold to other window fabricators. United Kingdom competitors include many small and mid‑sized firms and a few large, vertically integrated competitors.
In addition to price, we believe that brand reputation is an important factor in consumer selection and that competition in this industry in both the domestic and international markets is based largely on product quality, innovative products and customer and warranty services.
The raw materials used in this segment are available from multiple sources.
In the second quarter of 2017, we divested Arrow Fastener Co., LLC ("Arrow"), a manufacturer and distributor of fastening tools.
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
Environmental Laws and Regulations Affecting Our Business
We are subject to federal, state, local and foreign government regulations regarding the protection of the environment, and we have certain responsibilities for environmental remediation. We monitor applicable laws and regulations relating to the protection of the environment and incur ongoing expense relating to compliance. Compliance with these laws and regulations may affect our product and production costs.

•
Many products in our Plumbing Products segment are subject to restrictions on the amount of certain materials and chemicals, including lead and mercury, that can be in the product, and on water flow rates.

•
Our Decorative Architectural Products segment is subject to requirements relating to the emission of volatile organic compounds, which has required us to reformulate paint products and may require further reformulation in the future.

•
Our Cabinetry Products segment is also subject to requirements relating to the emission of volatile organic compounds, which may impact our sourcing of particleboard and may require us to install special equipment in manufacturing facilities.

We do not expect that compliance with the federal, state and local regulations relating to the discharge of materials into the environment, or otherwise relating to the protection of the environment, will result in material capital expenditures or have a material adverse effect on our competitive position or results of operations and financial position.
Backlog
We do not consider backlog orders to be material in any of our segments.
Employees
At December 31, 2017, we employed approximately 26,000 people. We have generally experienced satisfactory relations with our employees.
Available Information
Our website is www.masco.com. Our periodic reports and all amendments to those reports required to be filed or furnished pursuant to Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934 are available free of charge through our website as soon as reasonably practicable after those reports are electronically filed with or furnished to the Securities and Exchange Commission ("SEC"). This Report is being posted on our website concurrently with its filing with the SEC. Material contained on our website is not incorporated by reference into this Report. Our reports filed with the SEC also may be found on the SEC’s website at www.sec.gov.

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

Our business relies on residential repair and remodeling activity and, to a lesser extent, on new home construction activity, both of which are cyclical.

Our business relies on residential repair and remodeling activity and, to a lesser extent, on new home construction activity. A number of factors affect consumers’ spending on home improvement projects as well as new home construction activity, including:

•	consumer confidence levels;

•	fluctuations in home prices;

•	existing home sales;

•	unemployment and underemployment levels;

•	consumer income and debt levels;

•	household formation;

•	the availability of home equity loans and mortgages and the interest rates for and tax deductibility of such loans;

•	the availability of skilled tradespeople for repair and remodeling work;

•	trends in lifestyle and housing design; and

•	weather and natural disasters.

The fundamentals driving our business are cyclical, and adverse changes or uncertainty involving the factors listed above could result in a decline in spending on residential repair and remodeling activity and a decline in demand for new home construction, which could adversely affect our results of operations and financial position.

We could lose market share if we do not maintain our strong brands, develop new products or respond to changing purchasing practices and consumer preferences or if our reputation is damaged.

Our competitive advantage is due, in part, to our ability to maintain our strong brands and to develop and introduce innovative new and improved products. While we continue to invest in brand building and brand awareness, these initiatives may not be successful. The uncertainties associated with developing and introducing new and improved products, such as gauging changing consumer preferences and successfully developing, manufacturing, marketing and selling these products, may impact the success of our product introductions. If we do not introduce new or improved products in a timely manner or if these products do not gain widespread acceptance, we could lose market share, which could adversely impact our results of operations and financial position. It is also possible that our competitors may improve their products more rapidly or effectively than we do, which could adversely affect our market share.

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

If we do not timely and effectively identify and respond to these changing purchasing practices and consumer preferences, our relationships with our customers and with consumers could be harmed, the demand for our brands and products could be reduced and our results of operations and financial position could be adversely affected.

Our public image and reputation are important to maintaining our strong brands and could be adversely affected by various factors, including product quality and service, claims and comments in social media or the press, or negative publicity regarding disputes or legal action against us, even if unfounded. Damage to our public image or reputation could adversely affect our sales and results of operations and financial position.

We face significant competition.

Our products face significant competition. We believe that brand reputation is an important factor affecting product selection and that we compete on the basis of product features and innovation, product quality, customer service, warranty and price. We sell many of our products through home center retailers, online retailers, distributors and independent dealers and rely on these customers to market and promote our products to consumers. Our success with our customers is dependent on our ability to provide quality products and timely delivery. In addition, home center retailers, which have historically concentrated their sales efforts on retail consumers and remodelers, are increasingly marketing directly to professional contractors and installers, which may affect our margins on our products that contractors and installers would otherwise buy through our dealers and wholesalers.

We also compete with low‑cost foreign manufacturers and private label brands sold by our customers in a variety of our product groups. As market dynamics change, we may experience a shift in the mix of some products we sell toward more value‑priced or opening price point products, which may affect our ability to maintain or gain market share and/or our profitability.

If we are unable to maintain our competitive position in our industries, our results of operations and financial position could be adversely affected.

Our sales are concentrated with two significant customers.

Our sales are concentrated with our two largest customers. In 2017, our net sales to The Home Depot were $2.5 billion (approximately 33 percent of our consolidated net sales), and our net sales to Lowe’s were less than 10 percent of our consolidated net sales. Our reliance on these significant customers may further increase if the mix of our business operations changes, including as a result of acquisitions or divestitures. These home center retailers can significantly affect the prices we receive for our products and the terms and conditions on which we do business with them. Additionally, these home center retailers may reduce the number of vendors from which they purchase and could make significant changes in their volume of purchases from us. Although other retailers, dealers, distributors and homebuilders represent other channels of distribution for our products and services, we might not be able to quickly replace, if at all, the loss of a substantial portion of our sales to The Home Depot or the loss of all of our sales to Lowe’s, and any such loss would have a material adverse effect on our business, results of operations and financial position.

Further, as these home center retailers expand their markets and targeted customers and as consumer purchasing practices change and e‑commerce increases, conflicts between our existing distribution channels have and will continue to occur, which could affect our results of operations and financial position. Our relationships with these customers may be affected if we increase the amount of business we transact directly with consumers and professionals. In addition, these home center retailers are granted product exclusivity from time to time, which increases the complexity of our product offerings and our costs and may affect our ability to offer products to other customers.

Variability in commodity costs or limited availability of commodities could affect our results of operations and financial position.

Various commodities, including, among others, brass, resins, titanium dioxide, zinc, wood and glass, are used to produce our products. Fluctuations in the availability and prices of these commodities could increase the costs of our products. Our production of products could also be affected if we or our suppliers are unable to procure our requirements for these commodities or if a shortage of these commodities drives their prices to levels that are not commercially feasible. Further, increases in energy costs could increase our production and transportation costs. In addition, water is a significant component of many of our architectural coatings products and may be subject to restrictions in certain regions. These factors could adversely affect our results of operations and financial position.

It can be difficult for us to pass on to customers cost increases to cover our increased commodity and production costs. Our existing arrangements with customers, competitive considerations and customer resistance to price increases may delay or make us unable to adjust selling prices. If we are not able to increase the prices of our products or achieve cost savings to offset increased commodity and production costs, our results of operations and financial position could be adversely affected. If we are able to increase our selling prices, sustained price increases for our products may lead to sales declines and loss of market share, particularly if our competitors do not increase their prices. When commodity prices decline, we have experienced and may in the future receive pressure from our customers to reduce our prices. Such reductions could adversely affect our results of operations and financial position.

From time to time we enter into long-term agreements with certain significant suppliers to help ensure continued availability of key commodities and to establish firm pricing, but at times these contractual commitments may result in our paying above market prices for commodities during the term of the contract. Occasionally, we also may use derivative instruments, including commodity futures and swaps. This strategy increases the possibility that we may make commitments for these commodities at prices that subsequently exceed their market prices, which has occurred and could occur in the future and may adversely affect our results of operations and financial position.

We are dependent on third-party suppliers.

We are dependent on third‑party suppliers for many of our products and components, and our ability to offer a wide variety of products depends on our ability to obtain an adequate and/or timely supply of these products and components. Failure of our suppliers to timely provide us quality products on commercially reasonable terms, or to comply with applicable legal and regulatory requirements, could have a material adverse effect on our results of operations and financial position. Resourcing these products and components to another supplier could take time and involve significant costs. Accordingly, the loss of critical suppliers, or a substantial decrease in the availability of products or components from our suppliers, could disrupt our business and adversely affect our results of operations and financial position.

Many of the suppliers upon whom we rely are located in foreign countries. The differences in business practices, shipping and delivery requirements and laws and regulations, together with the limited number of suppliers, have increased the complexity of our supply chain logistics and the potential for interruptions in our production scheduling. If we are unable to effectively manage our supply chain or if there is a disruption in transporting the products or components, our results of operations and financial position could be adversely affected.

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

Our results of operations and financial position are also affected by international economic conditions, primarily in Europe. Unfavorable currency conversion rates, particularly the Euro, the British pound sterling, the Canadian dollar and the Chinese Yuan Renminbi, have in the past adversely affected us, and could adversely affect us in the future. Fluctuations in currency exchange rates may present challenges in comparing operating performance from period to period.

As the situation involving the United Kingdom’s decision to exit from the European Union develops, we could experience volatility in the currency exchange rates and/or a change in the demand for our products and services, particularly in our U.K. and European markets, or there could be disruption of our operations and our customers’ and suppliers’ businesses.

We are also affected by laws applicable to U.S. companies doing business abroad or importing goods and materials. These include tax laws, laws regulating competition, anti‑bribery/anti‑corruption and other business practices, and trade regulations, which may include duties and tariffs. While it is difficult to assess what changes may occur and the relative effect on our international tax structure, significant changes in how U.S. and foreign jurisdictions tax cross‑border transactions could adversely affect our results of operations and financial position.

We may not achieve all of the anticipated benefits of our strategic initiatives.

We continue to pursue our strategic initiatives of investing in our brands, developing innovative products, and focusing on operational excellence through our continued deployment of the Masco Operating System, our methodology to drive growth and productivity into our business units. All of these initiatives are designed to grow revenue, improve profitability and increase shareholder value over the mid‑ to long‑term. Our business performance and results could be adversely affected if we are unable to successfully execute these initiatives or if we are unable to execute these initiatives in a timely and efficient manner. We could also be adversely affected if we have not appropriately prioritized and balanced our initiatives or if we are unable to effectively manage change throughout our organization.

We may not be able to successfully execute our acquisition strategy or integrate businesses that we acquire.

Pursuing the acquisition of businesses complementary to our portfolio is a component of our strategy for future growth. If we are not able to identify suitable acquisition candidates or consummate potential acquisitions at acceptable terms and prices, our long‑term competitive positioning may be affected. Even if we are successful in acquiring businesses, we may experience risks in integrating these businesses into our existing business. Such risks include difficulties realizing expected synergies and economies of scale, diversion of our resources, unforeseen liabilities, issues with the new or existing customers or suppliers, and difficulties in retaining critical employees of the acquired businesses. Future foreign acquisitions may also increase our exposure to foreign currency risks and risks associated with interpretation and enforcement of foreign regulations. Our failure to address these risks could cause us to incur additional costs and/or fail to realize the anticipated benefits of our acquisitions and could adversely affect our results of operations and financial position.

The long-term performance of our businesses relies on our ability to attract, develop and retain talented personnel.

To be successful, we must attract, develop and retain highly qualified, talented and diverse personnel who have the experience, knowledge and expertise to successfully implement our key strategic initiatives. We compete for employees with a broad range of employers in many different industries, including large multinational firms, and we invest significant resources in recruiting, developing, motivating and retaining them. We have been affected by a shortage of qualified personnel in certain geographic areas. Our growth, competitive position and results of operations and financial position could be adversely affected by our failure to attract, develop and retain key employees, to build strong leadership teams, or to develop effective succession planning to assure smooth transitions of those employees and the knowledge and expertise they possess, or by a shortage of qualified personnel.

We may not experience the anticipated benefits from our investments in new technology.

We are making significant investments in new technology systems throughout our company, including concurrent implementations of Enterprise Resource Planning (“ERP”) systems at our larger business units. ERP implementations are complex and require significant management oversight. While we are leveraging our experience and engaging consultants to assist as we deploy ERP systems, we have experienced, and may continue to experience, unanticipated expenses and interruptions to our operations during these implementations. These interruptions could affect our ability to produce and ship goods to our customers or to timely report financial results. Our results of operations and financial position could be adversely affected if we do not appropriately select and implement our new technology systems in a timely manner or if we experience significant unanticipated expenses or disruptions in connection with the implementation of ERP systems.

We rely on information systems and technology, and a breakdown of these systems could adversely affect our results of operations and financial position.

We rely on many information systems and technology to process, transmit, store and manage information to support our business activities. We may be adversely affected if our information systems breakdown, fail, or are no longer supported. In addition to the consequences that may occur from interruptions in our systems, increased global cybersecurity vulnerabilities, threats and more sophisticated and targeted attacks pose a risk to our information technology systems, and a cybersecurity breach could disrupt our operations. We have established security policies, processes and layers of defense designed to help identify and protect against intentional and unintentional misappropriation or corruption of our systems and information and disruption of our operations.

Despite these efforts, our systems may be damaged, disrupted, or shut down due to attacks by unauthorized access, malicious software, undetected intrusion, hardware failures, or other events, and in these circumstances our disaster recovery plans may be ineffective or inadequate. These breaches or intrusions could lead to business interruption, exposure of proprietary or confidential information, data corruption, damage to our reputation and the reputation of our brands, exposure to litigation, and increased operational costs. Such events could adversely affect our results of operations and financial position.

In addition, we could be adversely affected if any of our significant customers or suppliers experiences any similar events that disrupt their business operations or damage their reputation.

We may not be able to sustain the improved results of our U.S. window business.

Our U.S. window business, Milgard Manufacturing Incorporated (“Milgard”), has experienced operational issues and production inefficiencies. In addition, Milgard’s phased deployment of a new ERP system to improve its business processes has been complex and requires significant management oversight and resources. While Milgard’s results are improving, there is no assurance that we will be able to sustain this improvement or that our turnaround plan will continue to be successful. Milgard has also been affected by a shortage of qualified personnel in certain geographic areas. If Milgard experiences unanticipated expenses, setbacks or additional disruptions to its operations, our results of operations and financial position could be adversely affected.

Claims and litigation could be costly.

We are involved in various claims and litigation, including class actions and regulatory proceedings, that arise in the ordinary course of our business and that could have a material adverse effect on us. The types of matters may include, among others: competition, product liability, employment, warranty, advertising, contract, personal injury, environmental, intellectual property, and insurance coverage. Given the inherently unpredictable nature of claims and litigation, we cannot predict with certainty the outcome or effect of any such matter. Defending and resolving claims and litigation can be costly and can divert management’s attention. We have and may continue to incur significant costs as a result of claims and litigation.

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

We maintain insurance against some, but not all, of the risks of loss resulting from claims and litigation. The levels of insurance we maintain may not be adequate to fully cover any and all losses or liabilities. If any significant accident, judgment, claim or other event is not fully insured or indemnified against, it could adversely affect our results of operations and financial position.

Refer to Note S to the consolidated financial statements included in Item 8 of this Report for additional information about litigation involving our businesses.

Compliance with laws, government regulation and industry standards could adversely affect our results of operations and financial position.

We are subject to a wide variety of federal, state, local and foreign government laws and regulations, including securities laws, tax laws, anti-bribery/anti-corruption laws and employment laws, as well as those pertaining to health and safety (including protection of employees and consumers), product compliance, competition practices, import and export regulations, data privacy and the collection and storage of information, climate change and environmental issues. In addition to complying with current requirements and requirements that will become effective at a future date, even more stringent requirements could be imposed on us in the future. As we sell new types of products or existing products in new geographic areas, our failure to comply with the requirements applicable to those products or regions could adversely affect our results of operations and financial position. Additionally, some of our products must be certified by industry organizations. Compliance with these laws, regulations and industry standards may require us to alter our product designs, our manufacturing processes, our packaging or our sourcing. Compliance activities are costly and require significant management attention and resources. If we do not effectively and timely comply with such regulations and industry standards, our results of operations and financial position could be adversely affected.

We may not be able to adequately protect or prevent the unauthorized use of our intellectual property.

Protecting our intellectual property is important to our growth and innovation efforts. We own a number of patents, trade names, brand names and other forms of intellectual property in our products and manufacturing processes throughout the world. There can be no assurance that our efforts to protect our intellectual property rights will prevent violations. Our intellectual property may be challenged or infringed upon by third parties, particularly in countries where property rights are not highly developed or protected. In addition, the global nature of our business increases the risk that we may be unable to obtain or maintain our intellectual property rights on reasonable terms. Furthermore, others may assert intellectual property infringement claims against us. Current and former employees, contractors or suppliers have or may have had access to proprietary or confidential information regarding our business operations that could harm us if used by, or disclosed to others, including our competitors. Protecting and defending our intellectual property could be costly, time consuming and require significant resources. If we are not able to protect our existing intellectual property rights, or prevent unauthorized use of our intellectual property, sales of our products may be affected and we may experience reputational damage to our brand names, increased litigation costs and adverse impact to our competitive position, which could adversely affect our results of operations and financial position.

Restrictive covenants in our credit agreement could limit our financial flexibility.

We must comply with both financial and nonfinancial covenants in our credit agreement, and in order to borrow under it, we cannot be in default with any of those provisions. Our ability to borrow under the credit agreement could be affected if our earnings significantly decline to a level where we are not in compliance with the financial covenants or if we default on any nonfinancial covenants. In the past, we have been able to amend the covenants in our credit agreement, but there can be no assurance that in the future we would be able to further amend them. If we were unable to borrow under our credit agreement, our financial flexibility could be restricted.

Item 1B.    Unresolved Staff Comments.
None.

Item 2.	Properties.
The table below lists our principal North American properties.

Business Segment	Manufacturing	Warehouse and Distribution
Plumbing Products	22	7
Decorative Architectural Products	8	11
Cabinetry Products	8	4
Windows and Other Specialty Products	10	3
Totals	48	25
Most of our North American facilities range from single warehouse buildings to complex manufacturing facilities. We own most of our North American manufacturing facilities, none of which is subject to significant encumbrances. A substantial number of our warehouse and distribution facilities are leased.
The table below lists our principal properties outside of North America.

Business Segment	Manufacturing	Warehouse and Distribution
Plumbing Products	11	20
Decorative Architectural Products	—	—
Cabinetry Products	—	—
Windows and Other Specialty Products	9	—
Totals	20	20
Most of our international facilities are located in China, Germany and the United Kingdom. We own most of our international manufacturing facilities, none of which is subject to significant encumbrances. A substantial number of our international warehouse and distribution facilities are leased.
We lease our corporate headquarters in Livonia, Michigan, and we own a building in Taylor, Michigan that is used by our Masco Technical Services (research and development) department. We continue to lease an office facility in Luxembourg, which serves as a headquarters for most of our foreign operations.
Each of our operating divisions assesses the manufacturing, distribution and other facilities needed to meet its operating requirements. Our buildings, machinery and equipment have been generally well maintained and are in good operating condition. We believe our facilities have sufficient capacity and are adequate for our production and distribution requirements.

Item 3.	Legal Proceedings.
Information regarding legal proceedings involving us is set forth in Note S to the consolidated financial statements included in Item 8 of this Report and is incorporated herein by reference.

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
The New York Stock Exchange is the principal market on which our common stock is traded. The following table indicates the high and low sales prices of our common stock as reported by the New York Stock Exchange and the cash dividends declared per common share for the periods indicated:

	Market Price		Dividends Declared
Quarter	High	Low
2017
Fourth	$44.44	$38.34	$0.105
Third	39.15	36.08	0.105
Second	39.37	32.97	0.100
First	34.92	31.29	0.100
Total			$0.410
2016
Fourth	$35.07	$29.38	$0.100
Third	37.38	30.31	0.100
Second	32.92	29.11	0.095
First	31.71	23.10	0.095
Total			$0.390
On January 31, 2018, there were approximately 3,700 holders of record of our common stock.
We expect that our practice of paying quarterly dividends on our common stock will continue, although the payment of future dividends is at the discretion of our Board of Directors and will depend upon our earnings, capital requirements, financial condition and other factors.
In May 2017, our Board of Directors authorized the repurchase, for retirement, of up to $1.5 billion of shares of our common stock in open-market transactions or otherwise, replacing the previous Board of Directors authorization established in 2014. During 2017, we repurchased and retired 9.2 million shares of our common stock (including 0.9 million shares to offset the dilutive impact of long-term stock awards granted during the year), for approximately $331 million. At December 31, 2017, we had approximately $1.3 billion remaining under the 2017 authorization. The following table provides information regarding the repurchase of our common stock for the three-month period ended December 31, 2017.

Period	Total Number of Shares Purchased	Average Price Paid Per Common Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Value of Shares That May Yet Be Purchased Under the Plans or Programs
10/1/17 - 10/31/17 (A)	718,997	—	718,997	$1,308,607,235
11/1/17 - 11/30/17	487,316	$39.04	487,316	$1,289,581,762
12/1/17 - 12/31/17	—	—	—	$1,289,581,762
Total for the quarter	1,206,313		1,206,313	$1,289,581,762

(A)
In August 2017, we entered into an accelerated stock repurchase transaction whereby we agreed to repurchase a total of $150 million of our common stock with an immediate delivery of 3.3 million shares. This transaction was completed in October 2017, at which time we received, at no additional cost, 0.7 million additional shares of our common stock resulting from changes in the volume weighted average stock price of our common stock over the term of the transaction.

Performance Graph
The table below compares the cumulative total shareholder return on our common stock with the cumulative total return of (i) the Standard & Poor's 500 Composite Stock Index ("S&P 500 Index"), (ii) The Standard & Poor's Industrials Index ("S&P Industrials Index") and (iii) the Standard & Poor's Consumer Durables & Apparel Index ("S&P Consumer Durables & Apparel Index"), from December 31, 2012 through December 31, 2017, when the closing price of our common stock was $43.94. The graph assumes investments of $100 on December 31, 2012 in our common stock and in each of the three indices and the reinvestment of dividends.
The table below sets forth the value, as of December 31 for each of the years indicated, of a $100 investment made on December 31, 2012 in each of our common stock, the S&P 500 Index, the S&P Industrials Index and the S&P Consumer Durables & Apparel Index and includes the reinvestment of dividends.

	2013	2014	2015	2016	2017
Masco	$138.48	$155.26	$200.79	$227.08	$318.46
S&P 500 Index	$132.04	$149.89	$151.94	$169.82	$206.49
S&P Industrials Index	$140.18	$153.73	$149.83	$177.65	$214.55
S&P Consumer Durables & Apparel Index	$135.84	$148.31	$147.23	$138.82	$164.39

Item 6.	Selected Financial Data.

	Dollars in Millions (Except Per Common Share Data)
	2017	2016	2015	2014	2013
Net Sales (1)	$7,644	$7,357	$7,142	$7,006	$6,761
Operating profit (1)	1,169	1,053	914	721	612
Income from continuing operations attributable to Masco Corporation (1)(2)	533	491	357	821	259
Income per common share from continuing operations:
Basic	$1.68	$1.49	$1.04	$2.31	$0.72
Diluted	1.66	1.47	1.03	2.28	0.72
Dividends declared	0.410	0.390	0.370	0.345	0.300
Dividends paid	0.405	0.385	0.365	0.330	0.300
At December 31:
Total assets (3)	$5,488	$5,137	$5,664	$7,208	$6,885
Long-term debt (3)	2,969	2,995	2,403	2,919	3,421
Shareholders' equity (deficit) (4)	176	(103)	58	1,128	787

(1)	Amounts exclude discontinued operations. Refer to Note B to the consolidated financial statements for additional information.

(2)	The year 2014 includes a $529 million tax benefit from the release of the valuation allowance on deferred tax assets.

(3)
Total assets and long-term debt for the years 2013 and 2014 have not been recasted for the impact of the adoption of Accounting Standards Update 2015‑03 “Interest - Imputation of Interest (Subtopic 835-30) - Simplifying the Presentation of Debt Issuance Costs,” as amended by Accounting Standards Update 2015-15, which required the reclassification of certain debt issuance costs from an asset to a liability.

(4)	The decrease in shareholder's equity (deficit) from 2014 to 2015 relates primarily to the spin off of TopBuild Corp.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.
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
In addition to the various factors included in the "Executive Level Overview," "Critical Accounting Policies and Estimates" and "Outlook for the Company" sections, our future performance may be affected by the levels of residential repair and remodel activity and new home construction, our ability to maintain our strong brands and reputation and to develop new products, our ability to maintain our competitive position in our industries, our reliance on key customers, the cost and availability of raw materials, our dependence on third-party suppliers, risks associated with international operations and global strategies, our ability to achieve the anticipated benefits of our strategic initiatives, our ability to successfully execute our acquisition strategy and integrate businesses that we have and may acquire, our ability to attract, develop and retain talented personnel, our ability to achieve the anticipated benefits from our investments in new technology, risks associated with our reliance on information systems and technology, and our ability to sustain the improved results of our U.S. window business. These and other factors are discussed in detail in Item 1A "Risk Factors" of this Report. Any forward-looking statement made by us speaks only as of the date on which it was made. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. Unless required by law, we undertake no obligation to update publicly any forward-looking statements as a result of new information, future events or otherwise.
Executive Level Overview
We design, manufacture and distribute branded home improvement and building products. These products are sold primarily for repair and remodeling activity and new home construction through home center retailers, mass merchandisers, hardware stores, homebuilders, distributors, online retailers, and direct to the consumer.
2017 Results
Net sales were positively affected by increased sales volume resulting from increased repair and remodel activity and new home construction, net selling price increases in Europe and the U.S., and favorable sales mix in the U.S. Such increases were partially offset by the divestitures of Arrow and Moores, and unfavorable sales mix in Europe. Our results of operations were positively affected by increased sales volume, cost savings initiatives and a more favorable relationship between net selling prices and commodity costs in Europe. Such increases were partially offset by an increase in strategic growth investments and certain other expenses, including stock-based compensation, health insurance costs, trade show costs and increased head count.
Our Plumbing Products segment benefited from increased sales volume, cost savings initiatives and a favorable relationship between net selling prices and commodity costs, and was negatively impacted by an increase in investments in strategic growth initiatives and certain other expenses (including trade show costs and increased head count). Our Decorative Architectural Products segment was negatively affected by an unfavorable relationship between net selling prices and commodity costs of paints and other coating products, and an increase in strategic growth investments to support the expansion of pro paint sales and new programs in builder's hardware, and was positively impacted by increased sales volume and cost savings initiatives. Our Cabinetry Products segment was positively affected by cost savings initiatives as well as favorable sales mix and was negatively affected by decreased sales volume, costs to support new product launches in North America, anti-dumping and countervailing duties, and an unfavorable relationship between net selling prices and commodity costs. Our Windows and Other Specialty Products segment benefited from a decrease in warranty adjustments, as well as cost savings initiatives and a favorable relationship between net selling prices and commodity costs.

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
Revenue Recognition and Receivables
We recognize revenue as title to products and risk of loss is transferred to customers or when services are rendered. We record estimated reductions to revenue for customer programs and incentive offerings, including special pricing and co-operative advertising arrangements, promotions and other volume-based incentives. We monitor our customer receivable balances and the credit worthiness of our customers on an on-going basis and maintain allowances for doubtful accounts receivable for estimated losses resulting from the inability of customers to make required payments. During downturns in our markets, declines in the financial condition and creditworthiness of customers impact the credit risk of the receivables involved, and we have incurred additional bad debt expense related to customer defaults. Allowances are estimated based upon specific customer balances, where a risk of default has been identified, and also include a provision for non-customer specific defaults based upon historical collection, return and write-off activity.
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
Determining market values using a discounted cash flow method requires us to make significant estimates and assumptions, including long-term projections of cash flows, market conditions and appropriate discount rates. Our judgments are based upon historical experience, current market trends, consultations with external valuation specialists and other information. While we believe that the estimates and assumptions underlying the valuation methodology are reasonable, different estimates and assumptions could result in different outcomes. In estimating future cash flows, we rely on internally generated five-year forecasts for sales and operating profits, including capital expenditures, and, currently, a two percent long-term assumed annual growth rate of cash flows for periods after the five-year forecast. We generally develop these forecasts based upon, among other things, recent sales data for existing products, planned timing of new product launches, estimated repair and remodel activity and estimated housing starts. Our assumptions included a relatively stable U.S. Gross Domestic Product growing at approximately 2.3 percent per annum and a euro zone Gross Domestic Product growing at approximately 1.5 to 1.7 percent per annum over the five-year forecast.
We utilize our weighted average cost of capital of approximately 8.0 percent as the basis to determine the discount rate to apply to the estimated future cash flows. Our weighted average cost of capital decreased in 2017 as compared to 2016, primarily due to reductions in the risk free rate. In 2017, based upon our assessment of the risks impacting each of our businesses, we applied a risk premium to increase the discount rate to a range of 10.0 percent to 13.0 percent for our reporting units.
If the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized to the extent that a reporting unit's recorded carrying value exceeds its fair value, not to exceed the carrying amount of goodwill in that reporting unit.

In the fourth quarter of 2017, we estimated that future discounted cash flows projected for all of our reporting units were greater than the carrying values. Accordingly, we did not recognize any impairment charges for goodwill. A 10 percent decrease in the estimated fair value of our reporting units would not have resulted in an impairment for any reporting unit.
We review our other indefinite-lived intangible assets for impairment annually, in the fourth quarter, or as events occur or circumstances change that indicate the assets may be impaired without regard to the business unit. We consider the implications of both external (e.g., market growth, competition and local economic conditions) and internal (e.g., product sales and expected product growth) factors and their potential impact on cash flows related to the intangible asset in both the near- and long-term. In 2017, we did not recognize any impairment charges for other indefinite-lived intangible assets.
Employee Retirement Plans
As of January 1, 2010, substantially all of our domestic and foreign qualified and domestic non-qualified defined-benefit pension plans were frozen to future benefit accruals.
Accounting for defined-benefit pension plans involves estimating the cost of benefits to be provided in the future, based upon vested years of service, and attributing those costs over the time period each employee works. We develop our pension costs and obligations from actuarial valuations. Inherent in these valuations are key assumptions regarding expected return on plan assets, mortality rates and discount rates for obligations and expenses. We consider current market conditions, including changes in interest rates, in selecting these assumptions. While we believe that the estimates and assumptions underlying the valuation methodology are reasonable, different estimates and assumptions could result in different reported pension costs and obligations within our consolidated financial statements.
In December 2017, our discount rate for obligations decreased to a weighted average of 3.3 percent from 3.5 percent. The discount rate for obligations is based upon the expected duration of each defined-benefit pension plan's liabilities matched to the December 31, 2017 Willis Towers Watson Rate Link curve. The discount rates we use for our defined-benefit pension plans ranged from 1.5 percent to 3.6 percent, with the most significant portion of the liabilities having a discount rate for obligations of 3.4 percent or higher. The assumed asset return was primarily 7.25 percent, reflecting the expected long-term return on plan assets based upon an analysis of expected and historical rates of return of various asset classes utilizing the current and long-term asset allocation of the plan assets.
Our net underfunded amount for our qualified defined-benefit pension plans, which is the difference between the projected benefit obligation and plan assets, decreased to $266 million at December 31, 2017 from $338 million at December 31, 2016. Our projected benefit obligation for our unfunded, non-qualified, defined-benefit pension plans was $170 million at both December 31, 2017 and 2016. These unfunded plans are not subject to the funding requirements of the Pension Protection Act of 2006. In accordance with the Pension Protection Act, the Adjusted Funding Target Attainment Percentage for the various defined-benefit pension plans ranges from 80 percent to 108 percent.
The decrease in our qualified defined-benefit pension plan projected benefit obligation was impacted primarily by the divestiture of Moores, due to the transfer of $144 million of plan obligations to the purchaser in connection with the sale of the business. A change to the MP 2017 Mortality Improvement Scale also decreased our long-term pension liabilities. The decrease was partially offset by a lower discount rate compared to the prior year. During 2017, we contributed $52 million to our qualified defined-benefit pension plans. Additionally, our qualified defined-benefit pension plan assets had a net gain of 13.9 percent in 2017. Refer to Note L to the consolidated financial statements for additional information.
We expect pension expense for our qualified defined-benefit pension plans to be $12 million in 2018 compared with $20 million in 2017. If we assumed that the future return on plan assets was one-half percent lower than the assumed asset return and the discount rate decreased by 50 basis points, the 2018 pension expense would increase by $4 million. We expect pension expense for our non-qualified defined-benefit pension plans to be $8 million in 2018, compared to $9 million in 2017.
We anticipate that we will be required to contribute approximately $25 million in 2018 to our qualified and non-qualified defined-benefit plans; however, we currently anticipate contributing approximately $61 million in 2018. Refer to Note L to the consolidated financial statements for further information regarding the funding of our plans.

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
We maintain a valuation allowance on certain state and foreign deferred tax assets as of December 31, 2017. Should we determine that we would not be able to realize our remaining deferred tax assets in these jurisdictions in the future, an adjustment to the valuation allowance would be recorded in the period such determination is made. The need to maintain a valuation allowance against deferred tax assets may cause greater volatility in our effective tax rate.
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
The comprehensive U.S. tax reform, which is generally effective in 2018, is expected to have a significant impact on our effective tax rate and taxes paid primarily due to the reduction in the U.S. Federal corporate tax rate from 35 percent to 21 percent and the additional U.S. and foreign taxes on our foreign earnings. The impact from U.S. tax reform may differ from our current estimates due to the issuance of future regulatory guidance that differs from our current interpretation. As a result of this new legislation, we currently anticipate our effective tax rate in 2018 to be approximately 26 percent.  We intend to allocate the benefit from lower cash tax payments to our existing capital allocation strategy.
Warranty
We offer full and limited warranties on certain products, with warranty periods ranging up to the lifetime of the product to the original consumer purchaser. At the time of sale, we accrue a warranty liability for the estimated future cost to provide products, parts or services to repair or replace products to satisfy our warranty obligations. Our estimate of future costs to service our warranty obligations is based upon the information available and includes a number of factors, such as the warranty coverage, the warranty period, historical experience specific to the nature, frequency and average cost to service the claim, along with industry and demographic trends.
Certain factors and related assumptions in determining our warranty liability involve judgments and estimates and are sensitive to changes in the factors described above. We believe that the warranty accrual is appropriate; however, actual claims incurred could differ from our original estimates, which would require us to adjust our previously established accruals. Refer to Note S to the consolidated financial statements for additional information.
A significant portion of our business is at the consumer retail level through home center retailers and other major retailers. A consumer may return a product to a retail outlet that is a warranty return. However, certain retail outlets do not distinguish between warranty and other types of returns when they claim a return deduction from us. Our revenue recognition policy takes into account this type of return when recognizing revenue, and an estimate of these amounts is recorded as a deduction to net sales at the time of sale.

Litigation
We are involved in claims and litigation, including class actions and regulatory proceedings, which arise in the ordinary course of our business. Liabilities and costs associated with these matters require estimates and judgments based upon our professional knowledge and experience and that of our legal counsel. When estimates of our exposure in these matters meet the criteria for recognition under accounting guidance, amounts are recorded as charges to earnings. The ultimate resolution of these exposures may differ due to subsequent developments.
Corporate Development Strategy
We expect to maintain a balanced growth strategy pursuing organic growth by maximizing the full potential of our existing core businesses and complementing our existing business with strategic acquisitions, particularly in the Plumbing Products and Decorative Architectural Products segments.
In addition, we actively manage our portfolio of companies by divesting of those businesses that do not align with our long-term growth strategy. We will continue to review all of our businesses to determine which businesses, if any, may not be core to our long-term growth strategy.
Liquidity and Capital Resources
Historically, we have largely funded our growth through cash provided by our operations, the issuance of notes in the financial markets, long-term bank debt and the issuance of our common stock, including issuances for certain mergers and acquisitions. Maintaining high levels of liquidity and focusing on cash generation are among our financial strategies. Our capital allocation strategy includes reinvesting in our business, balancing share repurchases with potential acquisitions and maintaining an appropriate dividend.
Our total debt as a percent of total capitalization was 95 percent and 104 percent at December 31, 2017 and 2016, respectively. Refer to Note J to the consolidated financial statements for additional information.
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

On March 17, 2016, we issued $400 million of 3.5% Notes due April 1, 2021 and $500 million of 4.375% Notes due April 1, 2026. We received proceeds of $896 million, net of discount, for the issuance of these Notes. The Notes are senior indebtedness and are redeemable at our option at the applicable redemption price. On April 15, 2016, proceeds from the debt issuances, together with cash on hand, were used to repay and early retire all of our $1 billion, 6.125% Notes which were due on October 3, 2016 and all of our $300 million, 5.85% Notes which were due on March 15, 2017. In connection with these early retirements, we incurred a loss on debt extinguishment of $40 million, which was recorded as interest expense.
On June 15, 2015, we repaid and retired all of our $500 million, 4.8% Notes on the scheduled retirement date.
On March 24, 2015, we issued $500 million of 4.45% Notes due April 1, 2025.
On March 28, 2013, we entered into a credit agreement (the "Credit Agreement") with a bank group, with an aggregate commitment of $1.25 billion and a maturity date of March 28, 2018. On May 29, 2015 and August 28, 2015, we amended the Credit Agreement with the bank group (the "Amended Credit Agreement"). The Amended Credit Agreement reduces the aggregate commitment to $750 million and extends the maturity date to May 29, 2020. Under the Amended Credit Agreement, at our request and subject to certain conditions, we can increase the aggregate commitment up to an additional $375 million with the current bank group or new lenders. Refer to Note J to the consolidated financial statements for additional information.
The Amended Credit Agreement contains financial covenants requiring us to maintain (A) a maximum net leverage ratio, as adjusted for certain items, of 4.0 to 1.0, and (B) a minimum interest coverage ratio, as adjusted for certain items, equal to or greater than 2.5 to 1.0. We were in compliance with all covenants and had no borrowings under our

Amended Credit Agreement at December 31, 2017. We expect to remain in compliance with these covenants through at least the next year.
We had cash, cash investments and short-term bank deposits of approximately $1.3 billion at December 31, 2017. Our cash and cash investments consist of overnight interest bearing money market demand accounts, time deposit accounts, and money market mutual funds containing government securities and treasury obligations. While we attempt to diversify these investments in a prudent manner to minimize risk, it is possible that future changes in the financial markets could affect the security or availability of these investments. Our short-term bank deposits consist of time deposits with maturities of 12 months or less.
Of the $1.3 billion and $1.2 billion of cash, cash investments and short-term bank deposits we held at December 31, 2017 and 2016, respectively, $759 million and $618 million, respectively, is held in our foreign subsidiaries. If these funds were needed for our operations in the U.S., their repatriation into the U.S. would not result in significant additional U.S. income tax or foreign withholding tax, as we have recorded such taxes on substantially all undistributed foreign earnings, except for those that are legally restricted.
We utilize derivative and hedging instruments to manage our exposure to currency fluctuations, primarily related to the European euro, British pound and the U.S. dollar; occasionally, we have also used derivative and hedging instruments to manage our exposure to commodity cost fluctuations, primarily zinc and copper, and interest rate fluctuations, primarily related to debt issuances. We review our hedging program, derivative positions and overall risk management on a regular basis. We currently do not have any derivative instruments for which we have designated hedge accounting.
In the third quarter of 2017, we increased our quarterly dividend to $.105 per common share from $.10 per common share. During 2017, we repurchased 9.2 million shares of our common stock for cash aggregating $331 million.
In December 2017, we signed a definitive agreement to acquire The L.D. Kichler Co. ("Kichler"), a leader in decorative residential and light commercial lighting products, ceiling fans and LED lighting systems. This business will expand our product offerings to repair and remodel customers. We expect this transaction to close in the first quarter of 2018, at which time we expect to pay approximately $550 million for the business, using cash on hand. We intend to report this business in our Decorative Architectural Products segment.
Our current ratio was 2.0 to 1 at both December 31, 2017 and 2016.

Cash Flows
Significant sources and (uses) of cash in the past three years are summarized as follows, in millions:

	2017	2016	2015
Net cash from operating activities	$751	$789	$810
Retirement of notes	(535)	(1,300)	(500)
Purchase of Company common stock	(331)	(459)	(456)
Cash dividends paid	(129)	(128)	(126)
Dividends paid to noncontrolling interest	(35)	(31)	(36)
Capital expenditures	(173)	(180)	(158)
Debt extinguishment costs	(104)	(40)	—
Acquisition of businesses, net of cash acquired	(89)	—	(41)
Cash distributed to TopBuild Corp.	—	—	(63)
Issuance of TopBuild Corp. debt	—	—	200
Issuance of notes, net of issuance costs	593	889	497
Employee withholding taxes paid on stock-based compensation	(33)	(40)	(36)
Proceeds from disposition of:
Businesses, net of cash disposed	128	—	—
Property and equipment	24	—	18
Financial investments	7	32	10
Decrease in debt, net	(3)	(1)	—
Proceeds of short-term bank deposits, net	112	40	26
Effect of exchange rate changes on cash and cash investments	55	(34)	(15)
Other, net	(34)	(15)	(45)
Cash increase (decrease)	$204	$(478)	$85
Our working capital days were as follows:

	At December 31,
	2017	2016
Receivable days	51	49
Inventory days	59	54
Accounts Payable days	72	70
Working capital (receivables plus inventories, less accounts payable) as a percentage of net sales	13.0%	11.3%
Net cash provided by operations of $751 million consisted primarily of net income adjusted for certain non-cash items, including depreciation and amortization expense of $127 million, stock-based compensation expense and amortization expense related to in-store displays, as well as cash items which are classified as financing activities, including debt extinguishment costs of $104 million and employee withholding taxes paid on stock-based compensation. These amounts were partially offset by changes in working capital, resulting primarily from an increase in inventory levels to support our growth and new programs and changes in contract terms with certain customers. Net cash provided by operations was also impacted by contributions to our defined-benefit pension plans.
Net cash used for financing activities was $577 million, primarily due to the early retirement of $299 million of our 7.125% Notes due March 15, 2020, $74 million of our 5.95% Notes due March 15, 2022, $62 million of our 7.75% Notes due August 1, 2029, and $100 million of our 6.5% Notes due August 15, 2032, and related extinguishment costs of $104 million. Net cash used for financing activities was also impacted by $331 million for the repurchase and retirement of Company common stock (as part of our strategic initiative to drive shareholder value), $129 million for cash dividends paid, $35 million for dividends paid to noncontrolling interests and $33 million for employee withholding taxes paid on stock-based compensation. These amounts were partially offset by the issuance of $300 million of 3.5% Notes due November 15, 2027 and $300 million of 4.5% Notes due May 15, 2047.

In May 2017, our Board of Directors authorized the repurchase, for retirement, of up to $1.5 billion of shares of our common stock in open-market transactions or otherwise, replacing the previous Board of Directors authorization established in 2014. During 2017, we repurchased and retired 9.2 million shares of our common stock, (including 0.9 million shares repurchased to offset the dilutive impact of long-term stock awards granted in 2017). At December 31, 2017, we had approximately $1.3 billion remaining under the 2017 authorization. Consistent with past practice and as part of our strategic initiative, we anticipate using $200 to $300 million of cash for share repurchases (including shares which will be purchased to offset any dilution from long-term stock awards granted as part of our compensation programs) or acquisitions in 2018, in addition to our expected acquisition of Kichler in the first quarter of 2018.
Net cash used for investing activities was $25 million, primarily driven by $173 million for capital expenditures and $89 million for the acquisition of Mercury, partially offset by $128 million from the sale of Arrow and $112 million net proceeds from the disposition of short-term bank deposits.
We continue to invest in our manufacturing and distribution operations to increase our productivity, improve customer service and support new product innovation. Capital expenditures for 2017 were $173 million, compared with $180 million for 2016 and $158 million for 2015. For 2018, capital expenditures, excluding any acquisitions, are expected to be approximately $220 million. Depreciation and amortization expense for 2017 totaled $127 million, compared with $134 million for 2016 and $133 million for 2015. For 2018, depreciation and amortization expense, excluding any potential 2018 acquisitions, is expected to be approximately $135 million. Amortization expense totaled $11 million, $10 million and $11 million in 2017, 2016 and 2015, respectively.
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
Sales and Operations
Net sales for 2017 were $7.6 billion, which increased four percent compared with 2016. Excluding acquisitions, divestitures and the effect of currency translation, net sales increased four percent compared to 2016. The following table reconciles reported net sales to net sales excluding acquisitions, divestitures and the effect of currency translation, in millions:

	Year Ended December 31
	2017	2016
Net sales, as reported	$7,644	$7,357
Acquisitions	(3)	—
Divestitures	—	(44)
Net sales, excluding acquisitions and divestitures	7,641	7,313
Currency translation	1	—
Net sales, excluding acquisitions, divestitures and the effect of currency translation	$7,642	$7,313
Net sales for 2017 were positively affected by increased sales volume of plumbing products, paints and other coating products and builders' hardware, which, in aggregate, increased sales by approximately four percent compared to 2016. Net sales for 2017 were also positively affected by favorable sales mix of cabinets, North American plumbing products, North American windows, and net selling price increases of windows and international plumbing products, which, in aggregate, increased sales approximately two percent compared to 2016. Net sales for 2017 were negatively affected by lower sales volume of cabinets, the divestiture of our Arrow and Moores businesses, and an unfavorable sales mix of international plumbing products, which, in aggregate, decreased sales by approximately two percent compared to 2016.
Net sales for 2016 were positively affected by increased sales volume of plumbing products, paints and other coating products and builders' hardware, which, in aggregate, increased sales by approximately five percent compared to 2015. Net sales for 2016 were also positively affected by favorable sales mix of cabinets and windows, and net selling price increases of North American windows and North American and international plumbing products, which, in aggregate, increased sales approximately one percent. Net sales for 2016 were negatively affected by lower sales volume of cabinets and lower net selling prices of paints and other coating products, which, in aggregate, decreased sales by approximately two percent.
Net sales for 2015 were positively affected by increased sales volume of plumbing products, paints and other coating products, windows and builders' hardware. Net sales for 2015 were also positively affected by net selling price increases of plumbing products, cabinets and windows, as well as sales mix of North American cabinets and windows. Net sales for 2015 were negatively affected by lower sales volume of cabinets and lower net selling prices of paints and other coating products.
Our gross profit margins were 34.2 percent, 33.4 percent and 31.5 percent in 2017, 2016 and 2015, respectively. The 2017 and 2016 gross profit margins were positively impacted by increased sales volume, a more favorable relationship between net selling prices and commodity costs, and cost savings initiatives. 2016 gross profit margins were negatively impacted by an increase in warranty costs resulting from a change in our estimate of expected future warranty claim costs.
Selling, general and administrative expenses as a percent of sales were 18.9 percent in 2017 compared with 19.1 percent in 2016 and 18.7 percent in 2015. Selling, general and administrative expenses as a percent of sales in 2017 reflect increased sales and the effect of cost containment measures, partially offset by an increase in strategic growth investments, stock-based compensation, health insurance costs and trade show costs. Selling, general and administrative expenses as a percent of sales in 2016 reflect strategic growth investments, ERP system implementation costs and higher insurance costs.
The following table reconciles reported operating profit to operating profit, as adjusted to exclude certain items, dollars in millions:

	2017	2016	2015
Operating profit, as reported	$1,169	$1,053	$914
Rationalization charges	4	22	18
Gain from sale of property and equipment	—	—	(5)
Operating profit, as adjusted	$1,173	$1,075	$927
Operating profit margins, as reported	15.3%	14.3%	12.8%
Operating profit margins, as adjusted	15.3%	14.6%	13.0%
Operating profit margins in 2017 and 2016 were positively affected by increased sales volume, cost savings initiatives, and a more favorable relationship between net selling prices and commodity costs. Operating profit margin in 2017 was negatively impacted by an increase in strategic growth investments and certain other expenses, including stock-based compensation, health insurance costs, trade show costs and increased head count. Operating profit margin in 2016 was negatively impacted by an increase in warranty costs by a business in our Windows and Other Specialty Products segment and an increase in strategic growth investments, as well as ERP system implementation costs and higher insurance costs.

Other Income (Expense), Net
Other, net, for 2017 included net losses of $13 million related to the divestitures of Arrow and Moores and $2 million related to the impairment of a private equity fund, partially offset by $3 million related to distributions from private equity funds and $1 million of earnings related to equity investments.
Other, net, for 2016 included net gains of $5 million from distributions from private equity funds, $3 million from the redemption of auction rate securities and $2 million of earnings from equity investments. Other, net for 2016 also included realized foreign currency losses of $3 million and other miscellaneous items.
Other, net, for 2015 included net gains of $6 million from distributions from private equity funds and $2 million of earnings from equity investments. Other, net, for 2015 also included realized foreign currency losses of $14 million and other miscellaneous items.
Interest expense was $278 million, $229 million and $225 million in 2017, 2016 and 2015, respectively. Interest expense increased in 2017 and 2016 due primarily to the $107 million and $40 million losses on debt extinguishment which were recorded as additional interest expense in connection with the early retirement of debt in 2017 and 2016, respectively. These increases were partially offset by the discharge of indebtedness (2016 only) as well as refinancing certain debt at more favorable interest rates.
Income and Earnings Per Common Share from Continuing Operations (Attributable to Masco Corporation)
Income and diluted income per common share from continuing operations for 2017 were $533 million and $1.66 per common share, respectively. Income and diluted income per common share from continuing operations for 2016 were $491 million and $1.47 per common share, respectively. Income and diluted income per common share from continuing operations for 2015 were $357 million and $1.03 per common share, respectively.
Our effective tax rate was 34 percent, 36 percent and 43 percent in 2017, 2016 and 2015, respectively. Effective January 1, 2017 we adopted ASU 2016-09, which requires the tax effects related to employee stock-based payments to be recorded to income tax expense, thus increasing the volatility in our effective tax rate. Our normalized tax rate was 34 percent in 2017, compared to 36 percent in 2016 and 2015.
Our 2017 effective tax rate was impacted by divestitures of businesses with no tax impact. This impact was offset by a $17 million net tax benefit from the impact of changes in the U.S. Federal tax law and a $20 million tax benefit from stock-based compensation payments recognized in 2017.
Our 2016 effective tax rate includes a $14 million charge to tax expense from the elimination of a disproportionate tax effect resulting from our auction rate securities being called by our counterparty during 2016. This charge was offset by a $13 million tax benefit from the recognition of a deferred tax asset on certain German net operating losses primarily resulting from a return to sustainable profitability.
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
Refer to Note Q to the consolidated financial statements for additional information.
Outlook for the Company

We continue to successfully execute our long-term growth strategies by leveraging our strong brand portfolio, industry-leading positions and Masco Operating System, our methodology to drive growth and productivity. We believe the fundamentals of our industry remain strong and support long-term growth of our products. We believe that our strong financial position, together with our current strategy of investing in our industry-leading branded building products, our continued focus on innovation and our commitment to operational excellence, the active management of our portfolio and disciplined capital allocation will allow us to drive long-term growth and create value for our shareholders.

Business Segment and Geographic Area Results
The following table sets forth our net sales and operating profit (loss) information by business segment and geographic area, dollars in millions.

				Percent Change
	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
Net Sales:
Plumbing Products	$3,735	$3,526	$3,341	6%	6%
Decorative Architectural Products	2,205	2,092	2,020	5%	4%
Cabinetry Products	934	970	1,025	(4)%	(5)%
Windows and Other Specialty Products	770	769	756	—%	2%
Total	$7,644	$7,357	$7,142	4%	3%
North America	$6,069	$5,834	$5,645	4%	3%
International, principally Europe	1,575	1,523	1,497	3%	2%
Total	$7,644	$7,357	$7,142	4%	3%

	2017	2016	2015
Operating Profit (Loss): (A)
Plumbing Products	$698	$642	$512
Decorative Architectural Products	434	430	403
Cabinetry Products	90	93	51
Windows and Other Specialty Products	52	(3)	57
Total	$1,274	$1,162	$1,023

North America	$1,072	$961	$841
International, principally Europe	202	201	182
Total	1,274	1,162	1,023
General corporate expense, net	(105)	(109)	(109)
Total operating profit	$1,169	$1,053	$914

	2017	2016	2015
Operating Profit (Loss) Margin: (A)
Plumbing Products	18.7%	18.2%	15.3%
Decorative Architectural Products	19.7%	20.6%	20.0%
Cabinetry Products	9.6%	9.6%	5.0%
Windows and Other Specialty Products	6.8%	(0.4)%	7.5%

North America	17.7%	16.5%	14.9%
International, principally Europe	12.8%	13.2%	12.2%
Total	16.7%	15.8%	14.3%

Total operating profit margin, as reported	15.3%	14.3%	12.8%

(A)	Before general corporate expense, net; refer to Note O to the consolidated financial statements for additional information.

Business Segment Results Discussion
Changes in operating profit margins in the following Business Segment and Geographic Area Results discussion exclude general corporate expense, net.
Plumbing Products
Sales
Net sales of Plumbing Products increased six percent in 2017 compared to 2016, primarily due to increased sales volume of both North American and International operations, net selling price increases of International operations and a favorable sales mix of North American operations, which, in aggregate, increased sales by seven percent compared to 2016. These increases were partially offset by an unfavorable sales mix of International operations, which decreased sales by one percent compared to 2016.
Net sales in this segment increased six percent in 2016 compared to 2015, primarily due to increased sales volume of both North American and international operations, partially offset by foreign currency translation, which reduced sales by one percent compared to 2015.
Net sales in this segment increased in 2015 primarily due to increased sales volume of both North American and international operations, and net selling price increases primarily related to international operations. This segment's sales were also positively impacted by an acquisition that occurred in 2015. Foreign currency translation reduced sales primarily due to the stronger U.S. dollar.
Operating Results
Operating margins in the Plumbing Products segment in 2017 were positively impacted by increased sales volume, cost savings initiatives, and a favorable relationship between net selling prices and commodity costs, partially offset by an increase in strategic growth initiatives and certain other expenses (including trade show costs and higher head count).
Operating margins in this segment in 2016 were positively impacted by increased sales volume, a favorable relationship between net selling prices and commodity costs (including the positive impact of metal hedge contracts), and the benefits associated with business rationalization and other cost savings initiatives. Such increases were partially offset by an increase in strategic growth investments, higher insurance costs, and unfavorable sales mix.
Operating margins in this segment in 2015 were negatively impacted by unfavorable sales mix, as well as an increase in certain variable expenses, such as trade show and marketing expenses and legal-related expenses. Such decreases were partially offset by increased sales volume and a favorable relationship between net selling prices and commodity costs (including the negative impact of the metal hedge contracts).
Decorative Architectural Products
Sales
Net sales of Decorative Architectural Products increased five percent in 2017 compared to 2016 primarily due to increased sales volume of paints and other coating products and builders' hardware, resulting from growth in our BEHR PRO® business and the expansion of our shower door and cabinet hardware programs, as well as net selling price increases of paints and other coating products.
Net sales in this segment increased four percent in 2016 compared to 2015. Net sales increased primarily due to increased sales volume of paints and other coating products related to our BEHR PRO business and core-DIY products, as well as builder's hardware. Such increases were partially offset by lower net selling prices of paints and other coating products.
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
Operating Results
Operating margins in the Decorative Architectural Products segment in 2017 were negatively affected by an unfavorable relationship between net selling prices and commodity costs of paints and other coating products, and an increase in strategic growth investments to support the expansion of pro paint sales and new programs in builders' hardware. Such cost increases were partially offset by increased sales volume and cost savings initiatives.
Operating margins in this segment in 2016 reflect increased sales volume of paints and other coating products and builders' hardware, partially offset by an unfavorable relationship between net selling prices and commodity costs of paints and other coating products.
Operating margins in this segment in 2015 reflect operational efficiencies due to benefits associated with cost savings initiatives, a more favorable relationship between net selling prices and commodity costs and increased sales volume of paints and other coating products and builders' hardware. Such increases were partially offset by an increase in advertising and display expenses. Operating margins were also negatively impacted by unfavorable currency effects from our Canadian operating results due to the stronger U.S. dollar in 2015.
Cabinetry Products
Sales
Net sales of Cabinetry Products decreased four percent in 2017 compared to 2016 primarily due to lower sales volume of North American cabinets, mainly due to decreased sales to our builder customers in the U.S., which decreased sales by five percent compared to 2016. Additionally, our international cabinet business experienced lower sales volume due to the continued exit of certain accounts in the U.K., which, combined with our divestiture of the same business in the fourth quarter, decreased sales by two percent compared to 2016. Such decreases were partially offset by a positive sales mix of North American cabinets, which increased sales by three percent compared to 2016.
Net sales in this segment decreased five percent in 2016 compared to 2015. Net sales decreased primarily due to lower sales volume of cabinets resulting from our deliberate exit of certain lower margin business in the direct-to-builder channel in the U.S. and other accounts in the U.K., which, in aggregate, decreased sales by 10 percent compared to 2015, and a stronger U.S. dollar, which decreased sales by one percent compared to 2015. Such decreases were partially offset by a favorable sales mix of North American and international cabinets and net selling price increases of North American cabinets, which, in aggregate, increased sales by six percent compared to 2015.
Net sales in this segment increased in 2015 primarily due to a favorable sales mix and net selling price increases of North American and international cabinets. Net sales decreased due to decreased sales volumes in both North America and international cabinets.
Operating Results
Operating margins in the Cabinetry Products segment in 2017 were flat compared to 2016. Cost savings initiatives as well as positive sales mix of North American cabinets were offset by decreased sales volume, costs to support new product launches in North America, anti-dumping and countervailing duties, and an unfavorable relationship between net selling prices and commodity costs of North American cabinets.
Operating margins in this segment in 2016 were positively affected by operational efficiencies due to the benefits associated with business rationalization activities and other cost savings initiatives, a favorable sales mix, and a more favorable relationship between net selling prices and commodity costs, primarily at our North American cabinets business. This increase was partially offset by decreased sales volume in North American and international cabinets.
Operating margins in this segment in 2015 were positively affected by operational efficiencies due to the benefits associated with business rationalization activities and other cost savings initiatives and decreased business rationalization expenses. Operating margins were also positively affected by a more favorable relationship between net selling prices and commodity costs and a favorable sales mix.
Windows and Other Specialty Products
Sales
Net sales of Windows and Other Specialty Products were flat in 2017 compared to 2016. Excluding the divestiture of Arrow, sales increased five percent compared to 2016. Net selling price increases of North American and international windows, increased sales volume of North American windows, and a favorable sales mix of North American windows, in aggregate, increased sales by seven percent compared to 2016. These increases were partially offset by decreased sales volume of international windows, which decreased sales by one percent compared to 2016. Foreign currency translation also decreased sales by one percent compared to 2016, due to a weaker U.S. dollar.

Net sales in this segment increased two percent in 2016 compared to 2015. Net sales increased primarily due to increased net selling prices of North American windows and a favorable sales mix of North American and international windows, which, on a combined basis, increased sales by four percent compared to 2015. An acquisition positively impacted sales by one percent compared to 2015. These increases were partially offset by a stronger U.S. dollar which decreased sales by three percent compared to 2015.
Net sales in this segment increased in 2015 primarily due to increased sales volume and a favorable sales mix of North American windows in the Western U.S. This segment's sales were also positively impacted by an acquisition that occurred in 2015, net selling price increases, increased sales volume and a favorable sales mix of our U.K. windows business. A stronger U.S. dollar decreased sales.
Operating Results
Operating margins in the Windows and Other Specialty Products segment in 2017 were positively affected by a decrease in warranty adjustments, cost savings initiatives and a favorable relationship between net selling prices and commodity costs of North American windows.
Operating margins in this segment decreased in 2016 due to a $31 million increase in our estimate of expected future warranty claims relating to previously sold windows and doors. The change in estimate resulted from the adoption of an improved warranty valuation model and the availability of additional information used to support the estimate of costs to service claims and recent warranty claim trends, including a shift to increased costs to repair. Operating margins also decreased due to increases in certain other expenses, such as higher labor costs and ERP system implementation costs at our North American windows business. Such costs were partially offset by a more favorable relationship between net selling prices and commodity costs of U.S. windows.
Operating margins in this segment in 2015 reflect higher sales volume and favorable sales mix of windows in the Western U.S., and a more favorable relationship between net selling prices and commodity costs of windows in the U.S. and U.K. Such increases were partially offset by an increase in certain expenses, such as advertising and ERP system implementation costs in 2015.
Business Rationalizations and Other Initiatives
Over the last several years, we have taken several actions focused on the strategic rationalization of our businesses including business consolidations, plant closures, head count reductions and other cost savings initiatives. For the years ended December 31, 2017, 2016 and 2015, we incurred net pre-tax costs and charges related to these initiatives of $4 million, $22 million, and $18 million, respectively.
We continue to realize the benefits of our business rationalizations and continuous improvement initiatives across our enterprise and expect to identify additional opportunities to improve our business operations, although we do not anticipate that the costs and charges related to our ongoing commitment to continuous improvement will be as significant as they have been in prior years.
During 2017, our Plumbing Products segment incurred costs of $2 million primarily related to plant closure costs and severance in North America. Our Cabinetry Products segment incurred costs and charges of $2 million primarily related to plant closure costs in North America.
During 2016, our Plumbing Products segment incurred costs of $13 million primarily related to plant closure costs in Canada and at our international operations, as well as severance costs across multiple businesses. Our Cabinetry Products segment incurred costs and charges of $8 million primarily related to cost savings initiatives in North America. Lastly, our Windows and Other Specialty Products segment incurred costs of $1 million related to severance at our U.S. windows business.
During 2015, our Plumbing Products segment incurred costs of $9 million primarily related to severance and other cost savings initiatives across multiple businesses. Our Cabinetry Products segment incurred costs and charges of $5 million primarily related to cost savings initiatives in North America. Our corporate office incurred $4 million in costs primarily related to severance actions.

Geographic Area Results Discussion

North America
Sales
North American net sales in 2017 increased four percent compared to 2016. Net sales were positively impacted by increased sales volume of plumbing products, paints and other coating products, builders' hardware and windows, which more than offset decreased sales volume of cabinets. In aggregate, sales volume increased sales by three percent compared to 2016. Favorable sales mix of cabinets, plumbing products and windows, and net selling price increases of windows and paints and other coating products, in aggregate, increased sales by two percent compared to 2016. The divestiture of Arrow decreased sales by one percent compared to 2016.
North American net sales in 2016 were positively impacted by increased sales volume of paints and other coating products, plumbing products and builders' hardware, which more than offset decreased sales volume of cabinets. In aggregate, sales volume increased sales by three percent compared to 2015. A favorable sales mix of cabinets and windows, in aggregate, increased sales by one percent compared to 2015. Increased net selling prices of windows, plumbing products and cabinets, in aggregate, also increased sales by one percent compared to 2015. Such increases were partially offset by lower net selling prices of paints and other coating products.
North American net sales in 2015 were positively impacted by increased sales volume of plumbing products, paints and other coating products, windows and builders' hardware which more than offset negative sales volume of cabinets. Net sales were also positively impacted by a favorable sales mix of cabinets and windows and increased net selling prices of cabinets, plumbing products and windows. An acquisition also positively impacted sales. Such increases were partially offset by foreign currency translation, primarily due to the stronger U.S. dollar and lower net selling prices of paints and other coating products.
Operating Results
Operating margins from North American operations in 2017 were positively impacted by cost savings initiatives, increased sales volume, and favorable sales mix, partially offset by increases in strategic growth initiatives, an unfavorable relationship between net selling prices and commodity costs, and certain other expenses, including increased head count.
Operating margins from North American operations in 2016 were positively affected by the benefits associated with business rationalization and other cost savings initiatives. North American operations were also positively affected by increased sales volume, a more favorable relationship between net selling prices and commodity costs, as well as a favorable sales mix. Such increases were partially offset by an increase in warranty costs and certain other expenses, such as higher labor costs, ERP system implementation costs, strategic growth investments and insurance costs.
Operating margins from North American operations in 2015 were positively affected by increased sales volume, as well as a more favorable relationship between net selling prices and commodity costs. North American operations were also positively affected by the benefits associated with past business rationalization and other cost savings initiatives and decreased business rationalization expenses.
International, Principally Europe
Sales
Net sales from International operations in 2017 increased three percent compared to 2016. In local currencies (including sales in foreign currencies outside their respective functional currencies), net sales increased four percent compared to 2016. Net sales were positively impacted by increased sales volume of plumbing products and net selling price increases of plumbing products and windows, which, in aggregate, increased sales by seven percent compared to 2016. Such increases were partially offset by an unfavorable sales mix of plumbing products and lower sales volume of cabinets and windows, which, in aggregate, decreased sales by three percent compared to 2016. The divestiture of Moores also decreased sales by one percent compared to 2016.
Net sales from International operations increased by two percent in 2016 compared to 2015. In local currencies, net sales increased six percent compared to 2015, due primarily to increased sales volume of plumbing products, which increased sales by six percent compared to 2015. Net sales were also positively impacted by a favorable sales mix of cabinets and windows, and increased net selling prices for plumbing products, which, in aggregate, increased sales by one percent compared to 2015. These increases were partially offset by lower sales volume for cabinets, which decreased sales by one percent compared to 2015.

Net sales from International operations decreased in 2015 primarily due to a stronger U.S. dollar. In local currencies, net sales increased primarily due to increased net selling prices and sales volume for plumbing products. An acquisition also positively impacted net sales, partially offset by lower sales volumes for cabinets.
Operating Results
Operating margins from International operations in 2017 were negatively impacted by unfavorable sales mix, increases in certain other expenses (including trade show costs and increased head count) and investments in strategic growth initiatives, partially offset by a favorable relationship between net selling prices and commodity costs and increased sales volume.
Operating margins from International operations in 2016 were positively affected by increased sales volume and a more favorable relationship between net selling prices and commodity costs of plumbing products. These increases were partially offset by strategic growth investments.
Operating margins from International operations in 2015 were negatively affected by unfavorable sales mix and increased costs to support future sales growth initiatives, partially offset by a more favorable relationship between net selling prices and commodity costs, primarily related to plumbing products. Although operating margins were not significantly impacted, foreign currency translation, primarily due to a stronger U.S. dollar, negatively impacted operating profit.
Other Matters

Commitments and Contingencies

Litigation
Information regarding our legal proceedings is set forth in Note S to the consolidated financial statements, which is incorporated herein by reference.
Other Commitments
We enter into contracts, which include reasonable and customary indemnifications that are standard for the industries in which we operate. Such indemnifications include claims made against builders by homeowners for issues relating to our products and workmanship. In conjunction with divestitures and other transactions, we occasionally provide reasonable and customary indemnifications. We have never had to pay a material amount related to these indemnifications, and we evaluate the probability that amounts may be incurred and record an estimated liability when probable and reasonably estimable.
Recently Adopted and Issued Accounting Pronouncements

Refer to Note A to the consolidated financial statements for discussion of recently adopted and issued accounting pronouncements, which is incorporated herein by reference.

Contractual Obligations
The following table provides payment obligations related to current contracts at December 31, 2017, in millions:

	Payments Due by Period
	2018	2019-2020	2021-2022	Beyond 2022	Other	Total
Debt (A)	$116	$205	$731	$2,057	$—	$3,109
Interest (A)	152	288	236	776	—	1,452
Operating leases	50	71	45	91	—	257
Currently payable income taxes	6	—	—	—	—	6
Private equity funds (B)	—	—	—	—	5	5
Purchase commitments (C)	269	—	—	—	—	269
Uncertain tax positions, including interest and penalties (D)	—	—	—	—	62	62
Total	$593	$564	$1,012	$2,924	$67	$5,160

(A)	We assume that all debt would be held to maturity. Amounts include capital lease obligations.

(B)	There is no schedule for the capital commitments to the private equity funds; accordingly, we are unable to make a reasonable estimate as to when capital commitments may be paid.

(C)	Excludes contracts that do not require volume commitments and open or pending purchase orders.

(D)
Due to the high degree of uncertainty regarding the timing of future cash outflows associated with uncertain tax positions, we are unable to make a reasonable estimate for the period beyond the next year in which cash settlements may occur with applicable tax authorities.

Refer to Note L to the consolidated financial statements for defined-benefit pension plan obligations.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk.
We have considered the provisions of accounting guidance regarding disclosure of accounting policies for derivative financial instruments and disclosure of quantitative and qualitative information about market risk inherent in derivative financial instruments and other financial instruments.
We are exposed to the impact of changes in interest rates and foreign currency exchange rates, particularly changes between the U.S. dollar and the European euro, British pound, and Canadian dollar, and to market price fluctuations related to our financial investments. We have involvement with derivative financial instruments and use such instruments to the extent necessary to manage exposure to foreign currency fluctuations. Refer to Note E to the consolidated financial statements for additional information regarding our derivative instruments.
At December 31, 2017, we performed sensitivity analyses to assess the potential loss in the fair values of market risk sensitive instruments resulting from a hypothetical change of 10 percent in foreign currency exchange rates, a 10 percent decline in the market value of our long-term investments, or a 100 basis point change in interest rates. Based upon the analyses performed, such changes would not be expected to materially affect our consolidated financial position, results of operations or cash flows.

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
The management of Masco Corporation assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2017 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in "Internal Control – Integrated Framework." Based on this assessment, management has determined that the Company's internal control over financial reporting was effective as of December 31, 2017.
PricewaterhouseCoopers LLP, an independent registered public accounting firm, performed an audit of the Company's consolidated financial statements and of the effectiveness of Masco Corporation's internal control over financial reporting as of December 31, 2017. Their report expressed an unqualified opinion on the effectiveness of Masco Corporation's internal control over financial reporting as of December 31, 2017 and expressed an unqualified opinion on the Company's 2017 consolidated financial statements. This report appears under 'Item 8. Financial Statements and Supplementary Data' under the heading "Report of Independent Registered Public Accounting Firm."

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders
of Masco Corporation:
Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Masco Corporation and its subsidiaries as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income (loss), cash flows, and shareholders’ equity for each of the three years in the period ended December 31, 2017, including the related notes and the financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 8. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Detroit, Michigan
February 8, 2018
We have served as the Company’s auditor since 1959.

Financial Statements and Supplementary Data

MASCO CORPORATION and Consolidated Subsidiaries
CONSOLIDATED BALANCE SHEETS

December 31, 2017 and 2016
(In Millions, Except Share Data)

	2017	2016
ASSETS
Current Assets:
Cash and cash investments	$1,194	$990
Short-term bank deposits	108	201
Receivables	1,021	917
Inventories	796	712
Prepaid expenses and other	96	114
Total current assets	3,215	2,934
Property and equipment, net	1,129	1,060
Goodwill	841	832
Other intangible assets, net	187	154
Other assets	116	157
Total assets	$5,488	$5,137

LIABILITIES
Current Liabilities:
Accounts payable	$824	$800
Notes payable	116	2
Accrued liabilities	688	658
Total current liabilities	1,628	1,460
Long-term debt	2,969	2,995
Other liabilities	715	785
Total liabilities	5,312	5,240

Commitments and contingencies (Note S)

EQUITY
Masco Corporation's shareholders' equity: Common shares, par value $1 per share Authorized shares: 1,400,000,000; Issued and outstanding: 2017 – 310,400,000; 2016 – 318,000,000	310	318
Preferred shares authorized: 1,000,000; Issued and outstanding: 2017 and 2016 – None	—	—
Paid-in capital	—	—
Retained deficit	(305)	(381)
Accumulated other comprehensive loss	(65)	(235)
Total Masco Corporation's shareholders' deficit	(60)	(298)
Noncontrolling interest	236	195
Total equity (deficit)	176	(103)
Total liabilities and equity	$5,488	$5,137

See notes to consolidated financial statements.

MASCO CORPORATION and Consolidated Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2017, 2016 and 2015
(In Millions, Except Per Common Share Data)

	2017	2016	2015
Net sales	$7,644	$7,357	$7,142
Cost of sales	5,033	4,901	4,889
Gross profit	2,611	2,456	2,253
Selling, general and administrative expenses	1,442	1,403	1,339
Operating profit	1,169	1,053	914
Other income (expense), net:
Interest expense	(278)	(229)	(225)
Other, net	(6)	6	—
	(284)	(223)	(225)
Income from continuing operations before income taxes	885	830	689
Income tax expense	305	296	293
Income from continuing operations	580	534	396
Loss from discontinued operations, net	—	—	(2)
Net income	580	534	394
Less: Net income attributable to noncontrolling interest	47	43	39
Net income attributable to Masco Corporation	$533	$491	$355

Income (loss) per common share attributable to Masco Corporation:
Basic:
Income from continuing operations	$1.68	$1.49	$1.04
Loss from discontinued operations, net	—	—	(0.01)
Net income	$1.68	$1.49	$1.03
Diluted:
Income from continuing operations	$1.66	$1.47	$1.03
Loss from discontinued operations, net	—	—	(0.01)
Net income	$1.66	$1.47	$1.02

Amounts attributable to Masco Corporation:
Income from continuing operations	$533	$491	$357
Loss from discontinued operations, net	—	—	(2)
Net income	$533	$491	$355

See notes to consolidated financial statements.

MASCO CORPORATION and Consolidated Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

For the Years Ended December 31, 2017, 2016 and 2015
(In Millions)

	2017	2016	2015
Net income	$580	$534	$394
Less: Net income attributable to noncontrolling interest	47	43	39
Net income attributable to Masco Corporation	$533	$491	$355
Other comprehensive income (loss), net of tax (Note N):
Cumulative translation adjustment	$133	$(78)	$(96)
Interest rate swaps	3	1	2
Pension and other post-retirement benefits	63	(15)	26
Realized loss on available-for-sale securities	—	12	—
Other comprehensive income (loss)	199	(80)	(68)
Less: Other comprehensive income (loss) attributable to the noncontrolling interest:
Cumulative translation adjustment	$28	$(10)	$(16)
Pension and other post-retirement benefits	1	—	2
	29	(10)	(14)
Other comprehensive income (loss) attributable to Masco Corporation	$170	$(70)	$(54)
Total comprehensive income	$779	$454	$326
Less: Total comprehensive income attributable to noncontrolling interest	76	33	25
Total comprehensive income attributable to Masco Corporation	$703	$421	$301

See notes to consolidated financial statements.

MASCO CORPORATION and Consolidated Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2017, 2016 and 2015
(In Millions)

	2017	2016	2015
CASH FLOWS FROM (FOR) OPERATING ACTIVITIES:
Net income	$580	$534	$394
Depreciation and amortization	127	134	133
Display amortization	25	25	20
Deferred income taxes	10	130	212
Employee withholding taxes paid on stock-based compensation	33	40	36
(Gain) on disposition of investments, net	(4)	(4)	(7)
Loss on disposition of businesses, net	13	—	—
Pension and other postretirement benefits	(38)	(78)	(18)
Impairment of financial investments, net	2	—	—
Impairment of property and equipment, net	—	—	2
Stock-based compensation	38	29	41
Increase in receivables	(127)	(120)	(104)
(Increase) decrease in inventories	(76)	(39)	17
Increase in accounts payable and accrued liabilities, net	53	71	82
Debt extinguishment costs	104	40	—
Other, net	11	27	2
Net cash from operating activities	751	789	810

CASH FLOWS FROM (FOR) FINANCING ACTIVITIES:
Retirement of notes	(535)	(1,300)	(500)
Purchase of Company common stock	(331)	(459)	(456)
Cash dividends paid	(129)	(128)	(126)
Dividends paid to noncontrolling interest	(35)	(31)	(36)
Cash distributed to TopBuild Corp.	—	—	(63)
Issuance of TopBuild Corp. debt	—	—	200
Issuance of notes, net of issuance costs	593	889	497
Debt extinguishment costs	(104)	(40)	—
Increase in debt	2	3	4
Issuance of Company common stock	—	1	2
Employee withholding taxes paid on stock-based compensation	(33)	(40)	(36)
Payment of debt	(5)	(4)	(4)
Credit Agreement and other financing costs	—	—	(3)
Net cash for financing activities	(577)	(1,109)	(521)

CASH FLOWS FROM (FOR) INVESTING ACTIVITIES:
Capital expenditures	(173)	(180)	(158)
Acquisition of businesses, net of cash acquired	(89)	—	(41)
Proceeds from disposition of:
Businesses, net of cash disposed	128	—	—
Short-term bank deposits	218	251	279
Property and equipment	24	—	18
Other financial investments	7	32	10
Purchases of short-term bank deposits	(106)	(211)	(253)
Other, net	(34)	(16)	(44)
Net cash for investing activities	(25)	(124)	(189)
Effect of exchange rate changes on cash and cash investments	55	(34)	(15)

CASH AND CASH INVESTMENTS:
Increase (decrease) for the year	204	(478)	85
At January 1	990	1,468	1,383
At December 31	$1,194	$990	$1,468
See notes to consolidated financial statements.

MASCO CORPORATION and Consolidated Subsidiaries
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

For the Years Ended December 31, 2017, 2016 and 2015
(In Millions, Except Per Common Share Data)

	Total	Common Shares ($1 par value)	Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interest
Balance, January 1, 2015	$1,128	$345	$—	$690	$(111)	$204
Total comprehensive income (loss)	326			355	(54)	25
Shares issued	(15)	3	(18)
Shares retired:
Repurchased	(456)	(17)	(65)	(374)
Surrendered (non-cash)	(18)	(1)		(17)
Cash dividends declared	(126)			(126)
Dividends paid to noncontrolling interest	(36)					(36)
Separation of TopBuild Corp.	(828)			(828)
Stock-based compensation	83		83
Balance, December 31, 2015	$58	$330	$—	$(300)	$(165)	$193
Total comprehensive income (loss)	454			491	(70)	33
Shares issued	(24)	3	(27)
Shares retired:
Repurchased	(459)	(15)	(14)	(430)
Surrendered (non-cash)	(14)			(14)
Cash dividends declared	(128)			(128)
Dividends paid to noncontrolling interest	(31)					(31)
Stock-based compensation	41		41
Balance, December 31, 2016	$(103)	$318	$—	$(381)	$(235)	$195
Total comprehensive income	779			533	170	76
Shares issued	(19)	2	(21)
Shares retired:
Repurchased	(331)	(9)	(8)	(314)
Surrendered (non-cash)	(15)	(1)		(14)
Cash dividends declared	(129)			(129)
Dividends paid to noncontrolling interest	(35)					(35)
Stock-based compensation	29		29
Balance, December 31, 2017	$176	$310	$—	$(305)	$(65)	$236

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
Customer Promotion Costs.    We record estimated reductions to revenue for customer programs and incentive offerings, including special pricing and certain co-operative advertising arrangements, promotions and other volume-based incentives. In-store displays that are owned by us and used to market our products are included in other assets in the consolidated balance sheets and are amortized using the straight-line method over the expected useful life of three to five years; related amortization expense is classified as a selling expense in the consolidated statement of operations.
Foreign Currency.    The financial statements of our foreign subsidiaries are measured using the local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at exchange rates as of the balance sheet dates. Revenues and expenses are translated at average exchange rates in effect during the year. The resulting cumulative translation adjustments have been recorded in the accumulated other comprehensive loss component of shareholders' equity. Realized foreign currency transaction gains and losses are included in the consolidated statements of operations in other income (expense), net.
Cash and Cash Investments.    We consider all highly liquid investments with an initial maturity of three months or less to be cash and cash investments.
Short-Term Bank Deposits.    We invest a portion of our foreign excess cash in short-term bank deposits. These highly liquid investments have original maturities between three and twelve months and are valued at cost, which approximates fair value at December 31, 2017 and 2016. These short-term bank deposits are classified in the current assets section of our consolidated balance sheets, and interest income related to short-term bank deposits is recorded in our consolidated statements of operations in other income (expense), net.
Receivables.    We do significant business with a number of customers, including certain home center retailers and homebuilders. We monitor our exposure for credit losses on our customer receivable balances and the credit worthiness of our customers on an on-going basis and record related allowances for doubtful accounts. Allowances are estimated based upon specific customer balances, where a risk of default has been identified, and also include a provision for non-customer specific defaults based upon historical collection, return and write-off activity. A separate allowance is recorded for customer incentive rebates and is generally based upon sales activity. Receivables are presented net of certain allowances (including allowances for doubtful accounts) of $44 million and $40 million at December 31, 2017 and 2016, respectively.
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

MASCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

A. ACCOUNTING POLICIES (Continued)
Depreciation.    Depreciation expense is computed principally using the straight-line method over the estimated useful lives of the assets. Annual depreciation rates are as follows: buildings and land improvements, 2 to 10 percent, computer hardware and software, 17 to 33 percent, and machinery and equipment, 5 to 33 percent. Depreciation expense was $116 million, $124 million and $116 million in 2017, 2016 and 2015, respectively.
Goodwill and Other Intangible Assets.    We perform our annual impairment testing of goodwill in the fourth quarter of each year, or as events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We have defined our reporting units and completed the impairment testing of goodwill at the operating segment level. Our operating segments are reporting units that engage in business activities, for which discrete financial information, including five-year forecasts, are available. We compare the fair value of the reporting units to the carrying value of the reporting units for goodwill impairment testing. Fair value is determined using a discounted cash flow method, which includes significant unobservable inputs (Level 3 inputs), and requires us to make significant estimates and assumptions, including long-term projections of cash flows, market conditions and appropriate discount rates. Our judgments are based upon historical experience, current market trends, consultations with external valuation specialists and other information. While we believe that the estimates and assumptions underlying the valuation methodology are reasonable, different estimates and assumptions could result in different outcomes. In estimating future cash flows, we rely on internally generated five-year forecasts for sales and operating profits, including capital expenditures, and, currently, a two percent long-term assumed annual growth rate of cash flows for periods after the five-year forecast. We utilize our weighted average cost of capital of approximately 8.0 percent as the basis to determine the discount rate to apply to the estimated future cash flows. In 2017, based upon our assessment of the risks impacting each of our businesses, we applied a risk premium to increase the discount rate to a range of 10.0 percent to 13.0 percent for our reporting units.
If the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized to the extent that a reporting unit's carrying value exceeds its fair value, not to exceed the carrying amount of goodwill in that reporting unit.
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
Intangible assets with finite useful lives are amortized using the straight-line method over their estimated useful lives. We evaluate the remaining useful lives of amortizable intangible assets at each reporting period to determine whether events and circumstances warrant a revision to the remaining periods of amortization. Refer to Note G to the consolidated financial statements for additional information regarding goodwill and other intangible assets.
Fair Value Accounting.    We use derivative financial instruments to manage certain exposure to fluctuations in earnings and cash flows resulting from changes in foreign currency exchange rates, and occasionally from changes in commodity costs and interest rate exposures. Derivative financial instruments are recorded in the consolidated balance sheets as either an asset or liability measured at fair value, netted by counterparty, where the right of offset exists. The gain or loss is recognized in determining current earnings during the period of the change in fair value. We currently do not have any derivative instruments for which we have designated hedge accounting.
Warranty.    We offer full and limited warranties on certain products with warranty periods ranging up to the lifetime of the product to the original consumer purchaser. At the time of sale, we accrue a warranty liability for the estimated future cost to provide products, parts or services to repair or replace products to satisfy our warranty obligations. Our estimate of future costs to service our warranty obligations is based upon the information available and includes a number of factors, such as the warranty coverage, the warranty period, historical experience specific to the nature, frequency and average cost to service the claim, along with industry and demographic trends.
Certain factors and related assumptions in determining our warranty liability involve judgments and estimates and are sensitive to changes in the factors described above. We believe that the warranty accrual is appropriate; however, actual claims incurred could differ from our original estimates which would require us to adjust our previously established accruals. Refer to Note S to the consolidated financial statements for additional information on our warranty accrual.

MASCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

A. ACCOUNTING POLICIES (Continued)
A significant portion of our business is at the consumer retail level through home center retailers and other major retailers. A consumer may return a product to a retail outlet that is a warranty return. However, certain retail outlets do not distinguish between warranty and other types of returns when they claim a return deduction from us. Our revenue recognition policy takes into account this type of return when recognizing revenue, and an estimate of these amounts is recorded as a deduction to net sales at the time of sale.
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
Stock-Based Compensation.    We measure compensation expense for stock awards at the market price of our common stock at the grant date. Such expense is recognized ratably over the shorter of the vesting period of the stock awards, typically 5 or 10 years, or the length of time until the grantee becomes retirement-eligible at age 65. We measure compensation expense for stock options using a Black-Scholes option pricing model. Such expense is recognized ratably over the shorter of the vesting period of the stock options, typically five years, or the length of time until the grantee becomes retirement-eligible at age 65. We recognize forfeitures related to stock awards and stock options as they occur.
Noncontrolling Interest.    We owned 68 percent of Hansgrohe SE at both December 31, 2017 and 2016. The aggregate noncontrolling interest, net of dividends, at December 31, 2017 and 2016 has been recorded as a component of equity on our consolidated balance sheets.
Interest and Penalties on Uncertain Tax Positions.    We record interest and penalties on our uncertain tax positions in income tax expense (benefit).
Accounting for Global Intangible Low-taxed Income ("GILTI"). We record the tax effects of GILTI related to our foreign operations as a component of income tax expense (benefit) in the period the tax arises.
Reclassifications.    Certain prior year amounts have been reclassified to conform to the 2017 presentation in the consolidated financial statements. In our consolidated statements of cash flows, the cash flows from discontinued operations are not separately classified.
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
In March 2016, the FASB issued ASU 2016-09, “Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting,” which requires the tax effects related to share-based payments to be recorded through the income statement, simplifies the accounting requirements for forfeitures and employers' tax withholding requirements, and modifies the presentation of certain items on the statement of cash flows. We adopted ASU 2016-09 on January 1, 2017, using the retrospective options for reclassifying excess tax benefit from stock-based compensation and employee withholding taxes paid on stock-based compensation within our statements of cash flows. The adoption of the remaining requirements did not have an impact on our financial position or results of operations. As a result of this adoption, we increased cash flows from (for) operating activities and decreased cash flows from (for) financing activities by $63 million and $111 million for the years ended December 31, 2016 and 2015, respectively. Subsequent to adoption, tax effects related to employee share-based payments were recorded to income tax expense, thus increasing the volatility in our effective tax rate.
In January 2017, the FASB issued ASU 2017-01, "Business Combinations (Topic 805): Clarifying the Definition of a Business," which narrows the definition of what constitutes a business for acquisition and divestiture purposes. We early adopted ASU 2017-01 effective October 1, 2017. The adoption of the new standard did not have an impact on our financial position or results of operations.

MASCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

A. ACCOUNTING POLICIES (Continued)
In January 2017, the FASB issued ASU 2017-04, "Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment," which removes Step 2 of the goodwill impairment test. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill in the reporting unit. We early adopted ASU 2017-04 effective January 1, 2017. The adoption of the new standard did not have an impact on our financial position or results of operations.
Recently Issued Accounting Pronouncements.   In May 2014, the FASB issued a new standard for revenue recognition, Accounting Standards Codification ("ASC") 606. The purpose of ASC 606 is to provide a single, comprehensive revenue recognition model for all contracts with customers to improve comparability across industries. The standard allows for either a full retrospective or modified retrospective method of adoption. We will adopt this standard on its effective date, January 1, 2018, under the full retrospective method of adoption. The adoption of the standard will not have a material impact on our financial position or results of operations. We have finalized our accounting policy, trained our business units on the new standard and finalized our internal controls under the new standard. We did not experience significant issues in our implementation process.
In January 2016, the FASB issued ASU 2016-01, “Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities,” which primarily affects the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. ASU 2016-01 is effective for us for annual periods beginning January 1, 2018. The adoption of this standard will not have a material impact on our financial position or results of operations.
In February 2016, the FASB issued a new standard for leases, ASC 842, which changes the accounting model for identifying and accounting for leases. ASC 842 is effective for us for annual periods beginning January 1, 2019 and currently requires retrospective application. We expect this standard to increase our total assets and total liabilities; however, we are currently evaluating the magnitude of the impact the adoption of this new standard will have on our financial position and results of operations.
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
In October 2016, the FASB issued ASU 2016-16, "Income Taxes (Topic 740): Intra-Entity Asset Transfers of Assets Other than Inventory," which no longer allows the tax effects of intra-entity asset transfers (intercompany sales) of assets other than inventory to be deferred until the transferred asset is sold to a third party or otherwise recovered through use. The new standard requires the tax expense from the sale of the asset in the seller’s tax jurisdiction and the corresponding basis differences in the buyer’s jurisdiction to be recognized when the transfer occurs even though the pre-tax effects of the transaction are eliminated in consolidation. ASU 2016-16 is effective for us for annual periods beginning January 1, 2018. The adoption of this standard will not have a material impact on our financial position or results of operations.
In March 2017, the FASB issued ASU 2017-07, "Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost," which modifies the presentation of net periodic pension and post-retirement benefit cost ("net benefit cost") in the income statement and the components eligible for capitalization as assets. ASU 2017-07 is effective for us for annual periods beginning January 1, 2018. The adoption of the new standard will not have a material impact on our financial position or results of operations. For full year 2017 and 2016, we expect $26 million and $32 million of expense to be retrospectively reclassified from operating profit to other income (expense), net, within our results of operations.
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
B. DIVESTITURES
In the fourth quarter of 2017 we divested Moores Furniture Group Limited ("Moores"), a manufacturer of kitchen and bathroom furniture in the United Kingdom. In connection with the divestiture we recognized a loss of $64 million for the year ended December 31, 2017, included in other, net, within other income (expense), net in our consolidated statement of operations. This loss resulted primarily from the recognition of $58 million of defined-benefit pension plan actuarial losses, net of tax, that were previously included within accumulated other comprehensive loss, due to the transfer of the plan assets and obligations to the purchaser in connection with the sale of the business. Prior to divestiture, the results of this business are included within income from continuing operations before income taxes in the consolidated statement of operations and reported as part of our Cabinetry Products segment.
In the second quarter of 2017 we divested Arrow Fastener Co., LLC ("Arrow"), a manufacturer and distributor of fastening tools, for proceeds of $128 million. In connection with the divestiture we recognized a gain of $51 million for the year ended December 31, 2017, included in other, net, within other income (expense), net in our consolidated statement of operations. Prior to divestiture, the results of this business are included within income from continuing operations before income taxes in the consolidated statement of operations and reported as part of our Windows and Other Specialty Products segment.
The presentation of discontinued operations includes a component or group of components that we have or intend to dispose of, and represents a strategic shift that has (or will have) a major effect on our operations and financial results. For spin off transactions, discontinued operations treatment is appropriate following the completion of the spin off.
On September 30, 2014, we announced a plan to spin off 100 percent of our Installation and Other Services businesses into an independent, publicly-traded company named TopBuild Corp. ("TopBuild") through a tax-free distribution of the stock of TopBuild to our stockholders. We initiated the spin off as TopBuild was no longer considered core to our long-term growth strategy in branded building products. On June 30, 2015, immediately prior to the effective time of the spin off, TopBuild paid a cash distribution to us of $200 million using the proceeds of its new debt financing arrangement. This transaction was reported as a financing activity in the consolidated statements of cash flows. We have accounted for the spin off of TopBuild as a discontinued operation. Losses from this discontinued operation were included in loss from discontinued operations, net, in the consolidated statement of operations.

MASCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

B. DIVESTITURES (Concluded)
The major classes of line items constituting pre-tax (loss) profit of the discontinued operation, in millions:

Year Ended December 31, 2015
Net sales	$762
Cost of sales	603
Gross profit	159
Selling, general and administrative expenses	148
Income from discontinued operations	$11
Other discontinued operations results:
Loss on disposal of discontinued operations, net	(1)
Income before income tax	10
Income tax expense (1)	(12)
Loss from discontinued operations, net	$(2)

(1)	The unusual relationship between income tax expense and income before income tax resulted primarily from certain non-deductible transaction costs related to the spin off of TopBuild.
Other selected financial information for TopBuild during the period owned by us, was as follows, in millions:

Year Ended December 31, 2015
Depreciation and amortization	$6
Capital expenditures	$7
We did not have any assets or liabilities related to discontinued operations at either December 31, 2017 or 2016.
In conjunction with the spin off, we entered into a Transition Services Agreement with TopBuild under which we provided administrative services to TopBuild subsequent to the separation. This agreement terminated on June 30, 2016. The fees for services rendered under the Transition Services Agreement are not material to our results of operations.

C. ACQUISITIONS
In the fourth quarter of 2017, we acquired Mercury Plastics, Inc., a plastics processor and manufacturer of water handling systems for appliance and faucet applications, for approximately $89 million in cash. This business is included in the Plumbing Products segment. This acquisition enhances our ability to develop faucet technology and provides continuity of supply of quality faucet components. In connection with this acquisition, we recognized $38 million of goodwill, which is tax deductible, and is related primarily to the expected synergies from combining the operations into our business.
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

MASCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

C. ACQUISITIONS (Concluded)
In December 2017, we signed a definitive agreement to acquire The L.D. Kichler Co., a leader in decorative residential and light commercial lighting products, ceiling fans and LED lighting systems. This business will expand our product offerings to repair and remodel customers. We expect this transaction to close in the first quarter of 2018, at which time we expect to pay approximately $550 million for the business, using cash on hand. We intend to report this business in our Decorative Architectural Products segment.

D. INVENTORIES

	(In Millions) At December 31
	2017	2016
Finished goods	$414	$366
Raw materials	277	254
Work in process	105	92
Total	$796	$712

Inventories, which include purchased parts, materials, direct labor and applied overhead, are stated at the lower of cost or net realizable value, with cost determined by use of the first-in, first-out method.

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
Interest Rate Swap Agreements.    In 2012, in connection with the issuance of $400 million of debt, we terminated the interest rate swap hedge relationships that we had entered into in 2011. These interest rate swaps were designated as cash flow hedges and effectively fixed interest rates on the forecasted debt issuance to variable rates based on 3-month LIBOR. Upon termination, the ineffective portion of the cash flow hedges of an approximate $2 million loss was recognized in our consolidated statement of operations in other, net, within other income (expense), net. The remaining loss of approximately $23 million from the termination of these swaps is being amortized as an increase to interest expense over the remaining term of the debt, through March 2022. At December 31, 2017, the balance remaining in accumulated other comprehensive loss was $8 million (pre-tax).
Foreign Currency Contracts.    Our net cash inflows and outflows exposed to the risk of changes in foreign currency exchange rates arise from the sale of products in countries other than the manufacturing source, foreign currency denominated supplier payments, debt and other payables, and investments in subsidiaries. To mitigate this risk, we, including certain European operations, enter into foreign currency forward contracts and foreign currency exchange contracts.
Gains (losses) related to foreign currency forward and exchange contracts are recorded in our consolidated statements of operations in other income (expense), net. In the event that the counterparties fail to meet the terms of the foreign currency forward or exchange contracts, our exposure is limited to the aggregate foreign currency rate differential with such institutions.
Metals Contracts.    From time to time, we have entered into contracts to manage our exposure to increases in the price of copper and zinc. Gains (losses) related to these contracts are recorded in our consolidated statements of operations in cost of sales.

MASCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

E. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (Concluded)
The pre-tax (losses) gains included in our consolidated statements of operations are as follows, in millions:

	Year Ended December 31,
	2017	2016	2015
Foreign currency contracts:
Exchange contracts	$(1)	$—	$4
Forward contracts	1	—	(3)
Metals contracts	—	5	(17)
Interest rate swaps	(4)	(2)	(2)
Total	$(4)	$3	$(18)
We present our derivatives net by counterparty, due to the right of offset under master netting arrangements in the consolidated balance sheets. The notional amounts being hedged and the fair value of those derivative instruments are as follows, in millions:

	At December 31, 2017
	Notional Amount	Balance Sheet
Foreign currency contracts:
Exchange contracts	$14
Accrued liabilities		$—
Forward contracts	43
Receivables		—
Accrued liabilities		—

	At December 31, 2016
	Notional Amount	Balance Sheet
Foreign currency contracts:
Forward contracts	$21
Accrued liabilities		$(2)
Metals contracts	1
Accrued liabilities		—
The fair value of all foreign currency and metals derivative contracts is estimated on a recurring basis, quarterly, using Level 2 inputs (significant other observable inputs).

MASCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

F. PROPERTY AND EQUIPMENT

	(In Millions) At December 31
	2017	2016
Land and improvements	$110	$111
Buildings	681	712
Computer hardware and software	327	315
Machinery and equipment	1,547	1,480
	2,665	2,618
Less: Accumulated depreciation	(1,536)	(1,558)
Total	$1,129	$1,060
We lease certain equipment and plant facilities under noncancellable operating leases. Rental expense recorded in the consolidated statements of operations totaled approximately $66 million, $63 million and $60 million during 2017, 2016 and 2015, respectively.
At December 31, 2017, future minimum lease payments were as follows, in millions:

2018	$50
2019	39
2020	32
2021	25
2022	20
2023 and beyond	91

MASCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

G. GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in the carrying amount of goodwill, by segment, were as follows, in millions:

	Gross Goodwill At December 31, 2017	Accumulated Impairment Losses	Net Goodwill At December 31, 2017
Plumbing Products	$574	$(340)	$234
Decorative Architectural Products	294	(75)	219
Cabinetry Products	181	—	181
Windows and Other Specialty Products	718	(511)	207
Total	$1,767	$(926)	$841

	Gross Goodwill At December 31, 2016	Accumulated Impairment Losses	Net Goodwill At December 31, 2016	Additions (A)	Divestitures (B)	Other (C)	Net Goodwill At December 31, 2017
Plumbing Products	$519	$(340)	$179	$38	$—	$17	$234
Decorative Architectural Products	294	(75)	219	—	—	—	219
Cabinetry Products	240	(59)	181	—	—	—	181
Windows and Other Specialty Products	987	(734)	253	—	(47)	1	207
Total	$2,040	$(1,208)	$832	$38	$(47)	$18	$841

	Gross Goodwill At December 31, 2015	Accumulated Impairment Losses	Net Goodwill At December 31, 2015	Other (C)	Net Goodwill At December 31, 2016
Plumbing Products	$525	$(340)	$185	$(6)	$179
Decorative Architectural Products	294	(75)	219	—	219
Cabinetry Products	240	(59)	181	—	181
Windows and Other Specialty Products	988	(734)	254	(1)	253
Total	$2,047	$(1,208)	$839	$(7)	$832

(A)	Additions consist of acquisitions.

(B)
Included within divestitures is the disposition of Moores in the Cabinetry Products segment, which includes $59 million of both gross goodwill and accumulated impairment losses, and the disposition of Arrow in the Windows and Other Specialty Products segment, which includes $270 million of gross goodwill and $223 million of accumulated impairment losses.

(C)	Other consists of the effect of foreign currency translation.
We completed our annual impairment testing of goodwill and other indefinite-lived intangible assets in the fourth quarters of 2017, 2016 and 2015. There was no impairment of goodwill for any of our reporting units for any of these years.
Other indefinite-lived intangible assets were $140 million and $136 million at December 31, 2017 and 2016, respectively, and principally included registered trademarks. In 2017, 2016 and 2015, the impairment test indicated there was no impairment of other indefinite-lived intangible assets for any of our business units. As a result of our 2017 and 2015 acquisitions, other indefinite lived intangible assets increased by $5 million and $7 million, respectively, as of the acquisition dates.

MASCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

G. GOODWILL AND OTHER INTANGIBLE ASSETS (Concluded)
The carrying value of our definite-lived intangible assets was $47 million (net of accumulated amortization of $10 million) at December 31, 2017 and $18 million (net of accumulated amortization of $16 million) at December 31, 2016 and principally included customer relationships with a weighted average amortization period of 12 years in 2017 and 10 years in 2016. Amortization expense related to the definite-lived intangible assets of continuing operations was $4 million, $4 million and $6 million in 2017, 2016 and 2015, respectively. As a result of our 2017 and 2015 acquisitions, definite-lived intangible assets increased by $26 million and $17 million, respectively, as of the acquisition dates.
At December 31, 2017, amortization expense related to the definite-lived intangible assets during each of the next five years was as follows: 2018 – $6 million; 2019 – $5 million; 2020 – $5 million, 2021 – $5 million and 2022 –$5 million.

H. OTHER ASSETS

	(In Millions) At December 31
	2017	2016
Equity method investments	$11	$13
Private equity funds	2	5
In-store displays, net	31	42
Deferred tax assets (Note Q)	48	68
Other	24	29
Total	$116	$157
In-store displays are amortized using the straight-line method over the expected useful life of three to five years, and we recognized amortization expense related to in-store displays of $25 million, $25 million and $20 million in 2017, 2016 and 2015, respectively. Cash spent for displays was $14 million, $11 million and $43 million in 2017, 2016 and 2015, respectively, and is included in other, net within investing activities on the consolidated statements of cash flows.

I. ACCRUED LIABILITIES

	(In Millions) At December 31
	2017	2016
Salaries, wages and commissions	$196	$191
Advertising and sales promotion	157	146
Interest	42	51
Warranty (Note S)	59	56
Employee retirement plans	50	52
Insurance reserves	40	41
Property, payroll and other taxes	27	19
Dividends payable	33	32
Other	84	70
Total	$688	$658

MASCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

J. DEBT

	(In Millions) At December 31
	2017	2016
Notes and debentures:
6.625%, due April 15, 2018	$114	$114
7.125%, due March 15, 2020	201	500
3.500%, due April 1, 2021	399	399
5.950%, due March 15, 2022	326	400
4.450%, due April 1, 2025	500	500
4.375%, due April 1, 2026	498	498
3.500%, due November 15, 2027	300	—
7.750%, due August 1, 2029	234	296
6.500%, due August 15, 2032	200	300
4.500%, due May 15, 2047	299	—
Other	33	9
Prepaid debt issuance costs	(19)	(19)
	3,085	2,997
Less: Current portion	116	2
Total long-term debt	$2,969	$2,995
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

MASCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

J. DEBT (Concluded)
The Amended Credit Agreement provides for an unsecured revolving credit facility available to us and one of our foreign subsidiaries, in U.S. dollars, European euros and certain other currencies. Borrowings under the revolver denominated in euros are limited to $500 million, equivalent. We can also borrow swingline loans up to $75 million and obtain letters of credit of up to $100 million; any outstanding letters of credit under the Amended Credit Agreement reduce our borrowing capacity. At December 31, 2017, we had no of outstanding standby letters of credit under the Amended Credit Agreement.
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
In order for us to borrow under the Amended Credit Agreement, there must not be any default in our covenants in the Amended Credit Agreement (i.e., in addition to the two financial covenants, principally limitations on subsidiary debt, negative pledge restrictions, legal compliance requirements and maintenance of properties and insurance) and our representations and warranties in the Amended Credit Agreement must be true in all material respects on the date of borrowing (i.e., principally no material adverse change or litigation likely to result in a material adverse change, since December 31, 2014, in each case, no material ERISA or environmental non-compliance, and no material tax deficiency). We were in compliance with all covenants and no borrowings have been made at December 31, 2017.
At December 31, 2017, the debt maturities during each of the next five years were as follows: 2018 – $116 million; 2019– $2 million; 2020 – $203 million; 2021 – $402 million and 2022 – $329 million.
Interest paid was $175 million, $198 million and $216 million in 2017, 2016 and 2015, respectively. These amounts exclude $104 million and $40 million of debt extinguishment costs related to the early retirement of debt, which were recorded as interest expense and paid in 2017 and 2016, respectively.

Fair Value of Debt.    The fair value of our short-term and long-term fixed-rate debt instruments is based principally upon modeled market prices for the same or similar issues, which are Level 1 inputs. The aggregate estimated market value of short-term and long-term debt at December 31, 2017 was approximately $3.3 billion, compared with the aggregate carrying value of $3.1 billion. The aggregate estimated market value of short-term and long-term debt at December 31, 2016 was approximately $3.3 billion, compared with the aggregate carrying value of $3.0 billion.

K. STOCK-BASED COMPENSATION
Our 2014 Long Term Stock Incentive Plan (the "2014 Plan") replaced the 2005 Long Term Stock Incentive Plan in May 2014 and provides for the issuance of stock-based incentives in various forms to employees and non-employee Directors of the Company. At December 31, 2017, outstanding stock-based incentives were in the form of long-term stock awards, stock options, restricted stock units, phantom stock awards and stock appreciation rights.
Pre-tax compensation expense for these stock-based incentives were as follows, in millions:

	2017	2016	2015
Long-term stock awards	$24	$23	$23
Stock options	3	2	5
Restricted stock units	2	—	—
Phantom stock awards and stock appreciation rights	9	4	11
Total	$38	$29	$39

MASCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

K. STOCK-BASED COMPENSATION (Continued)
At December 31, 2017, 15.4 million shares of our common stock were available under the 2014 Plan for the granting of long-term stock incentive awards, stock options and restricted stock units.
Long-Term Stock Awards.    Long-term stock awards are granted to our key employees and non-employee Directors and do not cause net share dilution, as we repurchase and retire an equal number of shares in the open market. We granted 853,690 shares of long-term stock awards during 2017.
Our long-term stock award activity was as follows, shares in millions:

	2017	2016	2015
Unvested stock award shares at January 1	4	5	6
Weighted average grant date fair value	$20	$17	$18
Stock award shares granted	1	1	1
Weighted average grant date fair value	$34	$26	$26
Stock award shares vested	2	2	2
Weighted average grant date fair value	$18	$16	$17
Stock award shares forfeited	—	—	—
Weighted average grant date fair value	$24	$20	$18
Forfeitures upon spin off (A)	—	—	1
Weighted average grant date fair value	$—	$—	$20
Modification upon spin off (B)	—	—	1
Unvested stock award shares at December 31	3	4	5
Weighted average grant date fair value	$24	$20	$17

(A)	In connection with the spin off of TopBuild, TopBuild employees forfeited their outstanding Masco equity awards.

(B)
Subsequent to the separation of TopBuild, we modified our outstanding equity awards to employees and non-employee Directors such that all individuals received an equivalent fair value both before and after the separation. The modification to the outstanding stock awards was made pursuant to existing anti-dilution provisions in our 2014 Plan and 2005 Long Term Incentive Plan.

At December 31, 2017, 2016 and 2015, there was $46 million, $43 million and $42 million, respectively, of total unrecognized compensation expense related to unvested stock awards; such awards had a weighted average remaining vesting period of three years at December 31, 2017, 2016 and 2015.
The total market value (at the vesting date) of stock award shares which vested during 2017, 2016 and 2015 was $45 million, $43 million and $54 million, respectively.
Stock Options.    Stock options are granted to certain key employees. The exercise price equals the market price of our common stock at the grant date. These options generally become exercisable (vest ratably) over five years beginning on the first anniversary from the date of grant and expire no later than 10 years after the grant date.
We granted 397,350 shares of stock options during 2017 with a grant date weighted-average exercise price of approximately $34 per share. During 2017, no stock option shares were forfeited (including options that expired unexercised).

MASCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

K. STOCK-BASED COMPENSATION (Continued)

Our stock option activity was as follows, shares in millions:

	2017		2016		2015
Option shares outstanding, January 1	7		12		18
Weighted average exercise price	$15		$17		$21
Option shares granted	—		—		—
Weighted average exercise price	$34		$26		$26
Option shares exercised	2		5		5
Aggregate intrinsic value on date of exercise (A)	$47	million	$64	million	$50	million
Weighted average exercise price	$15		$21		$17
Option shares forfeited	—		—		3
Weighted average exercise price	$—		$—		$29
Forfeitures upon spin off (B)	—		—		—
Weighted average exercise price	$—		$—		$19
Modifications upon spin off (C)	—		—		2
Option shares outstanding, December 31	5		7		12
Weighted average exercise price	$16		$15		$17
Weighted average remaining option term (in years)	4		4		3
Option shares vested and expected to vest, December 31	5		7		12
Weighted average exercise price	$16		$15		$17
Aggregate intrinsic value (A)	$147	million	$118	million	$133	million
Weighted average remaining option term (in years)	4		4		3
Option shares exercisable (vested), December 31	4		6		10
Weighted average exercise price	$13		$13		$18
Aggregate intrinsic value (A)	$123	million	$102	million	$113	million
Weighted average remaining option term (in years)	3		3		3

(A)	Aggregate intrinsic value is calculated using our stock price at each respective date, less the exercise price (grant date price) multiplied by the number of shares.

(B)	In connection with the spin off of TopBuild, TopBuild employees forfeited their outstanding Masco equity awards.

(C)
Subsequent to the separation of TopBuild, we modified our outstanding equity awards to employees and non-employee Directors such that all individuals received an equivalent fair value both before and after the separation. The modification to the outstanding options was made pursuant to existing anti-dilution provisions in our 2014 Plan and 2005 Long Term Incentive Plan.

At December 31, 2017, 2016 and 2015, there was $7 million, $6 million and $6 million, respectively, of unrecognized compensation expense (using the Black-Scholes option pricing model at the grant date) related to unvested stock options; such options had a weighted average remaining vesting period of three years at December 31, 2017 and 2016 and two years at December 31, 2015.

MASCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

K. STOCK-BASED COMPENSATION (Continued)

The weighted average grant date fair value of option shares granted and the assumptions used to estimate those values using a Black-Scholes option pricing model were as follows:

	2017	2016	2015
Weighted average grant date fair value	$9.68	$6.43	$9.67
Risk-free interest rate	2.16%	1.41%	1.75%
Dividend yield	1.19%	1.49%	1.32%
Volatility factor	30.00%	29.00%	42.00%
Expected option life	6 years	6 years	6 years
The following table summarizes information for stock option shares outstanding and exercisable at December 31, 2017, shares in millions:

Option Shares Outstanding				Option Shares Exercisable
Range of Prices	Number of Shares	Weighted Average Remaining Option Term	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$7 - 18	3	3 Years	$12	4	$12
$20 - 23	1	7 Years	$22	—	$22
$26 - 34	1	9 Years	$29	—	$26
$7 - 34	5	4 Years	$16	4	$13

Restricted Stock Units. In March 2017, our Organization and Compensation Committee ("Compensation Committee") of the Board of Directors approved a Long Term Incentive Program ("LTIP Program"), replacing our previous Long Term Cash Incentive Plan. Under the LTIP Program, we granted restricted stock units to certain senior executives. These restricted stock units will vest and share awards will be issued at no cost to the recipients, subject to our achievement of specified return on invested capital performance goals over a three-year period that have been established by the Compensation Committee for the performance period and the recipient's continued employment through the share award date. Restricted stock units are granted at a target number; based on our performance, the number of restricted stock units that vest can be adjusted downward to zero and upward to a maximum of 200%. We granted 124,780 restricted stock units during 2017, with a grant date fair value of approximately $34 per share. No restricted stock units were forfeited during 2017.

Phantom Stock Awards and Stock Appreciation Rights ("SARs").    We grant phantom stock awards and SARs to certain non-U.S. employees.
Phantom stock awards are linked to the value of our common stock on the date of grant and are settled in cash upon vesting, typically over 5 to 10 years. We account for phantom stock awards as liability-based awards; the compensation expense is initially measured as the market price of our common stock at the grant date and is recognized over the vesting period. The liability is remeasured and adjusted at the end of each reporting period until the awards are fully-vested and paid to the employees. We recognized expense of $6 million, $2 million and $5 million related to phantom stock awards in 2017, 2016 and 2015, respectively. In 2017, 2016 and 2015, we granted 104,580 shares, 140,710 shares and 134,560 shares, respectively, of phantom stock awards with an aggregate fair value of $4 million each year, and paid cash of $5 million in both 2017 and 2016 and $6 million in 2015 to settle phantom stock awards.
SARs are linked to the value of our common stock on the date of grant and are settled in cash upon exercise. We account for SARs using the fair value method, which requires outstanding SARs to be classified as liability-based awards and valued using a Black-Scholes option pricing model at the grant date; such fair value is recognized as compensation expense over the vesting period, typically five years. The liability is remeasured and adjusted at the end of each reporting period until the SARs are exercised and payment is made to the employees or the SARs expire. We recognized expense of $3 million, $2 million and $6 million related to SARs in 2017, 2016 and 2015, respectively. During 2017, 2016 and 2015, we did not grant any SARs.

MASCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

K. STOCK-BASED COMPENSATION (Concluded)
Information related to phantom stock awards and SARs was as follows, in millions:

	Phantom Stock Awards		Stock Appreciation Rights
	At December 31,		At December 31,
	2017	2016	2017	2016
Accrued compensation cost liability	$12	$10	$7	$8
Unrecognized compensation cost	$4	$4	$—	$—
Equivalent common shares	—	—	—	1

L. EMPLOYEE RETIREMENT PLANS
We sponsor qualified defined-benefit and defined-contribution retirement plans for most of our employees. In addition to our qualified defined-benefit pension plans, we have unfunded non-qualified defined-benefit pension plans covering certain employees, which provide for benefits in addition to those provided by the qualified pension plans. Substantially all salaried employees participate in non-contributory defined-contribution retirement plans, to which payments are determined annually by the Compensation Committee.
Pre-tax expense related to our retirement plans was as follows, in millions:

	2017	2016	2015
Defined-contribution plans	$55	$58	$52
Defined-benefit pension plans	29	34	32
	$84	$92	$84
In addition to the pre-tax expense related to our defined-benefit pension plans, we recognized $58 million of actuarial losses, net of tax, that were previously included within accumulated other comprehensive loss due to the disposition of a pension plan in connection with the divestiture of Moores, which was recorded within other income (expense), net.
As of January 1, 2010, substantially all our domestic and foreign qualified and domestic non-qualified defined-benefit pension plans were frozen to future benefit accruals.

MASCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

L. EMPLOYEE RETIREMENT PLANS (Continued)
Changes in the projected benefit obligation and fair value of plan assets, and the funded status of our defined-benefit pension plans were as follows, in millions:

	2017		2016
	Qualified	Non-Qualified	Qualified	Non-Qualified
Changes in projected benefit obligation:
Projected benefit obligation at January 1	$1,055	$170	$1,059	$174
Service cost	3	—	3	—
Interest cost	36	6	41	7
Actuarial loss, net	34	7	50	1
Foreign currency exchange	20	—	(29)	—
Benefit payments	(43)	(13)	(69)	(12)
Divestitures	(144)	—	—	—
Projected benefit obligation at December 31	$961	$170	$1,055	$170
Changes in fair value of plan assets:
Fair value of plan assets at January 1	$717	$—	$658	$—
Actual return on plan assets	77	—	58	—
Foreign currency exchange	8	—	(20)	—
Company contributions	52	13	100	12
Expenses, other	(7)	—	(10)	—
Benefit payments	(43)	(13)	(69)	(12)
Divestitures	(109)	—	—	—
Fair value of plan assets at December 31	$695	$—	$717	$—
Funded status at December 31	$(266)	$(170)	$(338)	$(170)
Amounts in our consolidated balance sheets were as follows, in millions:

	At December 31, 2017		At December 31, 2016
	Qualified	Non-Qualified	Qualified	Non-Qualified
Other assets	$1	$—	$2	$—
Accrued liabilities	(1)	(13)	(1)	(12)
Other liabilities	(266)	(157)	(339)	(158)
Total net liability	$(266)	$(170)	$(338)	$(170)
Unrealized loss included in accumulated other comprehensive loss before income taxes was as follows, in millions:

	At December 31, 2017		At December 31, 2016
	Qualified	Non-Qualified	Qualified	Non-Qualified
Net loss	$442	$59	$519	$54
Net transition obligation	—	—	1	—
Net prior service cost	3	—	3	—
Total	$445	$59	$523	$54

MASCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

L. EMPLOYEE RETIREMENT PLANS (Continued)
Information for defined-benefit pension plans with an accumulated benefit obligation in excess of plan assets was as follows, in millions:

	At December 31
	2017		2016
	Qualified	Non-Qualified	Qualified	Non-Qualified
Projected benefit obligation	$945	$170	$1,044	$170
Accumulated benefit obligation	$945	$170	$1,044	$170
Fair value of plan assets	$679	$—	$704	$—
The projected benefit obligation was in excess of plan assets for all of our qualified defined-benefit pension plans at December 31, 2017 and 2016 which had an accumulated benefit obligation in excess of plan assets.
Net periodic pension cost for our defined-benefit pension plans was as follows, in millions:

	2017		2016		2015
	Qualified	Non-Qualified	Qualified	Non-Qualified	Qualified	Non-Qualified
Service cost	$3	$—	$3	$—	$3	$—
Interest cost	44	6	49	7	47	7
Expected return on plan assets	(46)	—	(44)	—	(46)	—
Recognized net loss	19	3	17	2	18	3
Net periodic pension cost	$20	$9	$25	$9	$22	$10
We expect to recognize $20 million of pre-tax net loss from accumulated other comprehensive loss into net periodic pension cost in 2018 related to our defined-benefit pension plans. For plans in which almost all of the plan's participants are inactive, pre-tax net loss within accumulated other comprehensive loss is amortized using the straight-line method over the remaining life expectancy of the inactive plan participants. For plans which do not have almost all inactive participants, pre-tax net loss within accumulated other comprehensive loss is amortized using the straight-line method over the average remaining service period of the active employees expected to receive benefits from the plan.
Plan Assets.    Our qualified defined-benefit pension plan weighted average asset allocation, which is based upon fair value, was as follows:

	2017	2016
Equity securities	55%	49%
Debt securities	28%	32%
Other	17%	19%
Total	100%	100%
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

MASCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

L. EMPLOYEE RETIREMENT PLANS (Continued)
Following is a description of the valuation methodologies used for assets measured at fair value. There have been no changes in the methodologies used at December 31, 2017 compared to December 31, 2016.
        Common and Preferred Stocks and Short-Term and Other Investments: Valued at the closing price reported on the active market on which the individual securities are traded or based on the active market for similar securities. Certain investments are valued based on NAV, which approximates fair value. Such basis is determined by referencing the respective fund's underlying assets. There are no unfunded commitments or other restrictions associated with these investments.
        Private Equity and Hedge Funds: Valued based on an estimated fair value using either a market approach or an income approach, both of which require a significant degree of judgment. There is no active trading market for these investments and they are generally illiquid. Due to the significant unobservable inputs, the fair value measurements used to estimate fair value are a Level 3 input. Certain investments are valued based on NAV, which approximates fair value. Such basis is determined by referencing the respective fund's underlying assets. There are no unfunded commitments or other restrictions associated with these investments.
        Corporate, Government and Other Debt Securities: Valued based on either the closing price reported on the active market on which the individual securities are traded or using pricing models maximizing the use of observable inputs for similar securities. This includes basing value on yields currently available on comparable securities of issuers with similar credit ratings. Certain investments are valued based on NAV, which approximates fair value. Such basis is determined by referencing the respective fund's underlying assets. There are unfunded commitments of $2 million and no other restrictions associated with these investments.
        Common Collective Trust Fund: Valued based on an amortized cost basis, which approximates fair value. Such basis is determined by reference to the respective fund's underlying assets, which are primarily cash equivalents. There are no unfunded commitments or other restrictions associated with this fund.
        Buy-in Annuity: Valued based on the associated benefit obligation for which the buy-in annuity covers the benefits, which approximates fair value. Such basis is determined based on various assumptions, including the discount rate, long-term rate of return on plan assets and mortality rate.
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
The following tables set forth, by level within the fair value hierarchy, the qualified defined-benefit pension plan assets at fair value as of December 31, 2017 and 2016, as well as those valued at NAV using the practical expedient, which approximates fair value, in millions.

MASCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

L. EMPLOYEE RETIREMENT PLANS (Continued)

	At December 31, 2017
	Level 1	Level 2	Level 3	Valued at NAV	Total
Plan Assets
Common and Preferred Stocks:
United States	$144	$—	$—	$47	$191
International	66	—	—	125	191
Private Equity and Hedge Funds:
United States	—	—	36	—	36
International	—	—	24	35	59
Corporate Debt Securities:
United States	31	26	—	—	57
International	—	7	—	21	28
Government and Other Debt Securities:
United States	15	7	—	31	53
International	31	28	—	—	59
Common Collective Trust Fund – United States	—	6	—	—	6
Buy-in Annuity - International	—	12	—	—	12
Short-Term and Other Investments:
United States	2	—	—	—	2
International	—	1	—	—	1
Total Plan Assets	$289	$87	$60	$259	$695

	At December 31, 2016
	Level 1	Level 2	Level 3	Valued at NAV	Total
Plan Assets
Common and Preferred Stocks:
United States	$142	$—	$—	$118	$260
International	74	—	—	16	90
Private Equity and Hedge Funds:
United States	—	—	37	—	37
International	—	—	24	32	56
Corporate Debt Securities:
United States	27	28	—	2	57
International	—	26	—	17	43
Government and Other Debt Securities:
United States	46	4	—	—	50
International	27	53	—	—	80
Common Collective Trust Fund – United States	—	4	—	—	4
Short-Term and Other Investments:
United States	2	—	—	—	2
International	5	15	18	—	38
Total Plan Assets	$323	$130	$79	$185	$717

MASCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

L. EMPLOYEE RETIREMENT PLANS (Continued)
Changes in the fair value of the qualified defined-benefit pension plan Level 3 assets, were as follows, in millions:

	2017	2016
Fair Value, January 1	$79	$88
Purchases	6	6
Sales	(31)	(19)
Unrealized gains	6	4
Fair Value, December 31	$60	$79
Assumptions.    Weighted average major assumptions used in accounting for our defined-benefit pension plans were as follows:

	2017	2016	2015
Discount rate for obligations	3.30%	3.50%	4.00%
Expected return on plan assets	7.25%	7.25%	7.25%
Rate of compensation increase	—%	—%	—%
Discount rate for net periodic pension cost	3.50%	4.00%	3.80%
The discount rate for obligations for 2017, 2016 and 2015 was based upon the expected duration of each defined-benefit pension plan's liabilities matched to the December 31, 2017, 2016 and 2015 Willis Towers Watson Rate Link Curve. At December 31, 2017, such rates for our defined-benefit pension plans ranged from 1.5 percent to 3.6 percent, with the most significant portion of the liabilities having a discount rate for obligations of 3.4 percent or higher. At December 31, 2016, such rates for our defined-benefit pension plans ranged from 1.5 percent to 4.0 percent, with the most significant portion of the liabilities having a discount rate for obligations of 3.8 percent or higher. At December 31, 2015, such rates for our defined‑benefit pension plans ranged from 2.0 percent to 4.3 percent, with the most significant portion of the liabilities having a discount rate for obligations of 4.0 percent or higher. The decreases in the weighted average discount rates from 2015 to 2016, and from 2016 to 2017, are principally the result of lower long-term interest rates in the bond markets.
For 2017, 2016 and 2015, we determined the expected long-term rate of return on plan assets of 7.25 percent based upon an analysis of expected and historical rates of return of various asset classes utilizing the current and long-term target asset allocation of the plan assets. The projected asset return at December 31, 2017, 2016 and 2015 also considered near term returns, including current market conditions as well as that pension assets are long-term in nature. The actual annual rate of return on our pension plan assets was positive 13.9 percent, positive 8.3 percent and negative 1.8 percent in 2017, 2016 and 2015, respectively. For the 10-year period ended December 31, 2017, the actual annual rate of return on our pension plan assets was 4.3 percent. Although this rate of return is less than our current expected long-term rate of return on plan assets, we note that the 10-year period ended December 31, 2017 includes one significant decline in the equity markets in 2008 (of negative 32.1 percent). Accordingly, and based on our target allocation, we believe a 7.25 percent expected long-term rate of return is reasonable.
The investment objectives seek to minimize the volatility of the value of our plan assets relative to pension liabilities and to ensure plan assets are sufficient to pay plan benefits. In 2017, we substantially achieved targeted asset allocation: 50 percent equities, 30 percent fixed-income, and 20 percent alternative investments (such as private equity, commodities and hedge funds).
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

L. EMPLOYEE RETIREMENT PLANS (Concluded)
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
Other.    We sponsor certain post-retirement benefit plans that provide medical, dental and life insurance coverage for eligible retirees and dependents based upon age and length of service. Substantially all of these plans were frozen as of January 1, 2010. The aggregate present value of the unfunded accumulated post-retirement benefit obligation was $10 million and $9 million at December 31, 2017 and 2016, respectively.
Cash Flows.    At December 31, 2017, we expect to contribute approximately $45 million to our domestic qualified defined-benefit pension plans in 2018, which will exceed ERISA requirements. We also expect to contribute approximately $3 million and $13 million to our foreign and non-qualified (domestic) defined-benefit pension plans, respectively, in 2018.
At December 31, 2017, the benefits expected to be paid in each of the next five years, and in aggregate for the five years thereafter, relating to our defined-benefit pension plans, were as follows, in millions:

	Qualified Plans	Non-Qualified Plans
2018	$47	$13
2019	$48	$12
2020	$49	$12
2021	$50	$12
2022	$50	$13
2023 - 2027	$262	$56

M. SHAREHOLDERS' EQUITY
In May 2017, our Board of Directors authorized the repurchase, for retirement, of up to $1.5 billion of shares of our common stock in open-market transactions or otherwise, replacing the previous Board of Directors' authorization established in 2014. During 2017, we repurchased and retired 9.2 million shares of our common stock (including 0.9 million shares to offset the dilutive impact of long-term stock awards granted in 2017), for cash aggregating $331 million. At December 31, 2017, we had $1.3 billion remaining under the 2017 authorization. During 2016, we repurchased and retired 14.9 million shares of our common stock for cash aggregating $459 million (including 1.1 million shares to offset the dilutive impact of long-term stock awards granted in 2016). During 2015, we repurchased and retired 17.2 million shares of our common stock for cash aggregating $456 million (including 0.7 million shares to offset the dilutive impact of long-term stock awards granted in 2015).
On June 30, 2015, we completed the spin off of Top Build as an independent publicly traded company. As a result of the separation, our retained earnings decreased by $828 million in 2015.

MASCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

M. SHAREHOLDERS' EQUITY (Concluded)
On the basis of amounts paid (declared), cash dividends per common share were $0.405 ($0.410) in 2017, $0.385 ($0.390) in 2016 and $0.365 ($0.370) in 2015
Accumulated Other Comprehensive Loss.    The components of accumulated other comprehensive loss attributable to Masco Corporation were as follows, in millions:

	At December 31
	2017	2016
Cumulative translation adjustments, net	$282	$177
Unrealized loss on interest rate swaps, net	(12)	(15)
Unrecognized net loss and prior service cost, net	(335)	(397)
Accumulated other comprehensive loss	$(65)	$(235)

The cumulative translation adjustment, net, is reported net of income tax benefit of $2 million at December 31, 2016. The unrealized loss on interest rate swaps, net, is reported net of income tax expense of $4 million and $2 million at December 31, 2017 and 2016, respectively. The unrecognized net loss and prior service cost, net, is reported net of income tax benefit of $154 million and $164 million at December 31, 2017 and 2016, respectively.

N. RECLASSIFICATIONS FROM OTHER COMPREHENSIVE INCOME (LOSS)
The reclassifications from accumulated other comprehensive income (loss) to the consolidated statements of operations were as follows, in millions:

Accumulated Other Comprehensive Income (Loss)	2017	2016	2015	Statement of Operations Line Item
Amortization of defined benefit pension and other postretirement benefits:
Actuarial losses, net	$86	$19	$21	Other income (expense), net and selling, general and administrative expenses
Tax (benefit)	(13)	(7)	(8)
Net of tax (A)	$73	$12	$13

Interest rate swaps	$4	$2	$2	Interest expense
Tax (benefit)	(1)	(1)	—
Net of tax	$3	$1	$2

Available-for-sale securities	$—	$(3)	$—	Other, net
Tax expense (B)	—	15	—
Net of tax	$—	$12	$—

(A) The 2017 amortization of defined benefit pension and other postretirement benefits includes $58 million, net of tax, due to the disposition of a pension plan in connection with the divestiture of Moores and was recorded within other income (expense), net. Other costs were primarily recorded in selling, general and administrative expenses.

(B) The tax expense related to the available-for-sale securities in 2016 includes $14 million related to the disproportionate tax effect that we recognized as a result of the redemption of all of our auction rate securities. Refer to Note Q to the consolidated financial statements for additional information.

MASCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

O. SEGMENT INFORMATION
Our reportable segments are as follows:
Plumbing Products –  principally includes faucets, plumbing fittings and valves, showerheads and hand showers, bathtubs and shower enclosures, toilets, spas, exercise pools and water handling systems.
Decorative Architectural Products –  principally includes paints and other coating products, cabinet door, window and other hardware and glass shower doors.
Cabinetry Products –  principally includes assembled kitchen and bath cabinets, home office workstations, entertainment centers and storage products.
Windows and Other Specialty Products –  principally includes windows, window frame components, patio doors, and, until the divestiture of Arrow, staple gun tackers, staples and other fastening tools.
The above products are sold to the residential repair and remodel and new home construction markets through home center retailers, online retailers, mass merchandisers, hardware stores, homebuilders, distributors and other outlets for consumers and contractors and direct to the customer.
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
Information by segment and geographic area was as follows, in millions:

	Net Sales (1)(2)(3)(4)(5)			Operating Profit (Loss) (5)(6)			Assets at December 31 (7)
	2017	2016	2015	2017	2016	2015	2017	2016	2015
Our operations by segment were:
Plumbing Products	$3,735	$3,526	$3,341	$698	$642	$512	$2,260	$2,009	$1,972
Decorative Architectural Products	2,205	2,092	2,020	434	430	403	961	894	874
Cabinetry Products	934	970	1,025	90	93	51	524	537	567
Windows and Other Specialty Products	770	769	756	52	(3)	57	673	743	748
Total	$7,644	$7,357	$7,142	$1,274	$1,162	$1,023	$4,418	$4,183	$4,161
Our operations by geographic area were:
North America	$6,069	$5,834	$5,645	$1,072	$961	$841	$3,211	$3,001	$2,925
International, principally Europe	1,575	1,523	1,497	202	201	182	1,207	1,182	1,236
Total, as above	$7,644	$7,357	$7,142	1,274	1,162	1,023	4,418	4,183	4,161
General corporate expense, net (6)				(105)	(109)	(109)
Operating profit, as reported				1,169	1,053	914
Other income (expense), net				(284)	(223)	(225)
Income from continuing operations before income taxes				$885	$830	$689
Corporate assets							1,070	954	1,503
Total assets							$5,488	$5,137	$5,664

MASCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

O. SEGMENT INFORMATION (Concluded)

	Property Additions (5)			Depreciation and Amortization (5)
	2017	2016	2015	2017	2016	2015
Our operations by segment were:
Plumbing Products	$115	$110	$87	$63	$57	$56
Decorative Architectural Products	19	22	16	16	16	16
Cabinetry Products	14	8	6	14	21	24
Windows and Other Specialty Products	13	30	41	21	21	18
	161	170	150	114	115	114
Unallocated amounts, principally related to corporate assets	12	10	1	13	19	13
Total	$173	$180	$151	$127	$134	$127

(1)	Included in net sales were export sales from the U.S. of $232 million, $226 million and $217 million in 2017, 2016 and 2015, respectively.

(2)	Excluded from net sales were intra-company sales between segments of less than one percent in 2017, 2016 and 2015.

(3)	Included in net sales were sales to one customer of $2,535 million, $2,480 million and $2,378 million in 2017, 2016 and 2015, respectively. Such net sales were included in each of our segments.

(4)	Net sales from our operations in the U.S. were $5,821 million, $5,605 million and $5,407 million in 2017, 2016 and 2015, respectively.

(5)	Net sales, operating profit (loss), property additions and depreciation and amortization expense for 2015 excluded the results of businesses reported as discontinued operations.

(6)	General corporate expense, net included those expenses not specifically attributable to our segments.

(7)
Long-lived assets of our operations in the U.S. and Europe were $1,582 million and $482 million, $1,508 million and $417 million, and $1,487 million and $427 million at December 31, 2017, 2016 and 2015, respectively.

P. OTHER INCOME (EXPENSE), NET
Other, net, which is included in other income (expense), net, was as follows, in millions:

	2017	2016	2015
Loss on sales of businesses, net (A)	$(13)	$—	$—
Income from cash and cash investments and short-term bank deposits	4	4	3
Equity investment income, net	1	2	2
Realized gain from auction rate securities	—	3	—
Realized gains from private equity funds	3	5	6
Impairment of private equity funds	(2)	—	—
Foreign currency transaction losses	—	(3)	(14)
Other items, net	1	(5)	3
Total other, net	$(6)	$6	$—

(A) Included in loss on sales of businesses, net is a loss of $64 million related to the divestiture of Moores and a gain of $51 million related to the divestiture of Arrow.

MASCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Q. INCOME TAXES

			(In Millions)
	2017	2016	2015
Income from continuing operations before income taxes:
U.S.	$731	$614	$496
Foreign	154	216	193
	$885	$830	$689
Income tax expense on income from continuing operations:
Currently payable:
U.S. Federal	$196	$73	$10
State and local	31	24	27
Foreign	68	69	56
Deferred:
U.S. Federal	10	140	192
State and local	(1)	2	3
Foreign	1	(12)	5
	$305	$296	$293
Deferred tax assets at December 31:
Receivables	$8	$10
Inventories	13	17
Other assets, including stock-based compensation	36	58
Accrued liabilities	45	53
Long-term liabilities	169	280
Net operating loss carryforward	53	51
Capital loss carryforward	1	—
Tax credit carryforward	8	9
	333	478
Valuation allowance	(47)	(45)
	286	433
Deferred tax liabilities at December 31:
Property and equipment	98	127
Intangibles	139	222
Investment in foreign subsidiaries	7	15
Other	20	21
	264	385
Net deferred tax asset at December 31	$22	$48
The net deferred tax asset consisted of net deferred tax assets (included in other assets) of $48 million and $68 million, and net deferred tax liabilities (included in other liabilities) of $26 million and $20 million, at December 31, 2017 and 2016, respectively.
The current portion of the state and local income tax includes a $5 million, $8 million and $5 million tax benefit from the reversal of an accrual for uncertain tax positions resulting primarily from the expiration of applicable statutes of limitations and favorable settlements on state audits in 2017, 2016 and 2015, respectively. The deferred portion of the state and local taxes includes a $(1) million, $5 million and $(1) million tax (benefit) expense resulting from a change in the valuation allowance against state and local deferred tax assets in 2017, 2016 and 2015, respectively. The deferred portion of the foreign taxes includes $6 million and $12 million tax expense from a change in the valuation allowance against foreign deferred tax assets in 2016 and 2015, respectively.

MASCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Q. INCOME TAXES (Continued)
Due to the enactment of the Tax Cuts and Jobs Act (“Tax Act”) on December 22, 2017, we recorded a $20 million tax benefit from the elimination of a deferred tax liability previously recorded on undistributed foreign earnings as a result of the change from a worldwide to a territorial system of taxation. This tax benefit was offset by a $3 million tax charge resulting from the re-measurement of our remaining net deferred tax assets due to a reduction in the U.S. Federal corporate tax rate from 35 percent to 21 percent.
In addition, the Tax Act requires a mandatory deemed repatriation of undistributed foreign earnings resulting in a toll charge of 15.5 percent on earnings related to cash and liquid assets and 8 percent on earnings for non-liquid assets. Due to the ability to offset positive foreign earnings with existing foreign deficits, we do not anticipate paying any toll charge related to our undistributed foreign earnings.
The $64 million loss from the divestiture of Moores that was recorded in the fourth quarter of 2017 provided no tax benefit.
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
Our capital allocation strategy includes reinvesting in our business, balancing share repurchases with potential acquisitions and maintaining an appropriate dividend. In order to provide greater flexibility in the execution of our capital allocation strategy, we determined in the fourth quarter of 2015 that we may repatriate earnings from certain foreign subsidiaries that were previously considered permanently reinvested. As a result, we recorded a $19 million charge to income tax expense in 2015 to recognize the required taxes on foreign earnings, including those previously considered permanently reinvested. Our December 31, 2016, deferred tax balance on investments in foreign subsidiaries reflects the impact of all taxable temporary differences, including those related to substantially all undistributed foreign earnings, except those that are legally restricted. As a result of the enactment of the Tax Act, no deferred tax is required at December 31, 2017 on our foreign taxable temporary differences, other than foreign withholding taxes.
During 2015, the tax benefit from certain stock-based compensation was not recognized as a deferred tax asset until the tax deduction reduces cash taxes. We recorded deferred tax assets of $53 million to paid-in capital in 2015 related to additional net operating losses, previously not recognized, that were used to reduce cash taxes on our 2015 taxable income.
We continue to maintain a valuation allowance on certain state and foreign deferred tax assets as of December 31, 2017. Should we determine that we would not be able to realize our remaining deferred tax assets in these jurisdictions in the future, an adjustment to the valuation allowance would be recorded in the period such determination is made.

MASCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Q. INCOME TAXES (Continued)
Of the $61 million and $60 million deferred tax asset related to the net operating loss and tax credit carryforwards at December 31, 2017 and 2016, respectively, $33 million and $35 million will expire between 2021 and 2036 and $28 million and $25 million are unlimited, respectively.
A reconciliation of the U.S. Federal statutory tax rate to the income tax expense on income from continuing operations was as follows:

	2017	2016	2015
U.S. Federal statutory tax rate	35%	35%	35%
State and local taxes, net of U.S. Federal tax benefit	2	2	3
Lower taxes on foreign earnings	(1)	(2)	(1)
U.S. and foreign taxes on distributed and undistributed foreign earnings	1	1	3
Domestic production deduction	(2)	(1)	—
Stock-based compensation	(2)	—	—
Business divestitures with no tax impact	4	—	—
Change in U.S. Federal tax law	(2)	—	—
U.S. Federal valuation allowance	—	—	3
Other, net	(1)	1	—
Effective tax rate	34%	36%	43%
Income taxes paid were $258 million, $190 million and $107 million in 2017, 2016 and 2015, respectively.
A reconciliation of the beginning and ending liability for uncertain tax positions, including related interest and penalties, is as follows, in millions:

	Uncertain Tax Positions	Interest and Penalties	Total
Balance at January 1, 2016	$43	$10	$53
Current year tax positions:
Additions	11	—	11
Reductions	(1)	—	(1)
Prior year tax positions:
Additions	1	—	1
Reductions	(2)	—	(2)
Lapse of applicable statute of limitations	(6)	—	(6)
Interest and penalties recognized in income tax expense	—	(1)	(1)
Balance at December 31, 2016	$46	$9	$55
Current year tax positions:
Additions	13	—	13
Reductions	—	—	—
Prior year tax positions:
Additions	3	—	3
Reductions	(1)	—	(1)
Lapse of applicable statute of limitations	(7)	—	(7)
Interest and penalties recognized in income tax expense	—	(1)	(1)
Balance at December 31, 2017	$54	$8	$62

MASCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Q. INCOME TAXES (Concluded)
If recognized, $43 million and $30 million of the liability for uncertain tax positions at December 31, 2017 and 2016, respectively, net of any U.S. Federal tax benefit, would impact our effective tax rate.
Of the $62 million and $55 million total liability for uncertain tax positions (including related interest and penalties) at December 31, 2017 and 2016, respectively, $59 million and $54 million are recorded in other liabilities, respectively, and $3 million and $1 million is recorded as a net offset to other assets at December 31, 2017 and 2016, respectively.
We file income tax returns in the U.S. Federal jurisdiction, and various local, state and foreign jurisdictions. We continue to participate in the Compliance Assurance Process ("CAP"). CAP is a real-time audit of the U.S. Federal income tax return that allows the Internal Revenue Service ("IRS"), working in conjunction with us, to determine tax return compliance with the U.S. Federal tax law prior to filing the return. This program provides us with greater certainty about our tax liability for a given year within months, rather than years, of filing our annual tax return and greatly reduces the need for recording a liability for U.S. Federal uncertain tax positions. The IRS has completed their examination of our consolidated U.S. Federal tax returns through 2016. With few exceptions, we are no longer subject to state or foreign income tax examinations on filed returns for years before 2006.
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

R. EARNINGS PER COMMON SHARE
Reconciliations of the numerators and denominators used in the computations of basic and diluted earnings per common share were as follows, in millions:

	2017	2016	2015
Numerator (basic and diluted):
Income from continuing operations	$533	$491	$357
Less: Allocation to unvested restricted stock awards	5	6	5
Income from continuing operations attributable to common shareholders	528	485	352
Loss from discontinued operations, net	—	—	(2)
Less: Allocation to unvested restricted stock awards	—	—	—
Loss from discontinued operations attributable to common shareholders	—	—	(2)
Net income available to common shareholders	$528	$485	$350

Denominator:
Basic common shares (based upon weighted average)	314	326	338
Add: Stock option dilution	4	4	3
Diluted common shares	318	330	341
We follow accounting guidance regarding determining whether instruments granted in share-based payment transactions are participating securities. This accounting guidance clarifies that share-based payment awards that entitle their holders to receive non-forfeitable dividends prior to vesting should be considered participating securities. We have granted restricted stock awards that contain non-forfeitable rights to dividends on unvested shares; such unvested restricted stock awards are considered participating securities. As participating securities, the unvested shares are required to be included in the calculation of our basic earnings per common share, using the "two-class method." The two-class method of computing earnings per common share is an allocation method that calculates earnings per share for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings. For the years ended December 31, 2017, 2016 and 2015, we allocated dividends and undistributed earnings to the participating securities.

MASCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

R. EARNINGS PER COMMON SHARE (Concluded)
Additionally, 354,000, 338,000 and 5 million common shares for 2017, 2016 and 2015, respectively, related to stock options were excluded from the computation of diluted earnings per common share due to their antidilutive effect.
Common shares outstanding included on our balance sheet and for the calculation of earnings per common share do not include unvested stock awards (3 million common shares and 4 million common shares at December 31, 2017 and 2016, respectively); shares outstanding for legal requirements included all common shares that have voting rights (including unvested stock awards).
S. OTHER COMMITMENTS AND CONTINGENCIES
Litigation.    We are are involved in claims and litigation, including class actions and regulatory proceedings, which arise in the ordinary course of our business. The types of matters may include, among others: competition, product liability, employment, warranty, advertising, contract, personal injury, environmental, intellectual property, and insurance coverage. We believe we have adequate defenses in these matters and that the likelihood that the outcome of these matters would have a material adverse effect on us is remote. However, there is no assurance that we will prevail in these matters, and we could, in the future, incur judgments, enter into settlements of claims or revise our expectations regarding the outcome of these matters, which could materially impact our results of operations.
Warranty.    Changes in our warranty liability were as follows, in millions:

	2017	2016
Balance at January 1	$192	$152
Accruals for warranties issued during the year	63	66
Accruals related to pre-existing warranties	9	33
Settlements made (in cash or kind) during the year	(59)	(56)
Other, net (including currency translation)	—	(3)
Balance at December 31	$205	$192

During 2016, a business in the Windows and Other Specialty Products segment recorded $31 million for increases in its estimate of expected future warranty claims relating to previously sold windows and doors. The change in estimate resulted from the adoption of an improved warranty valuation model and the availability of additional information used to support the estimate of costs to service claims and recent warranty claims trends, including a shift to increased cost to repair.
Investments.    With respect to our investments in private equity funds, we had, at December 31, 2017, commitments to contribute up to $5 million of additional capital to such funds representing our aggregate capital commitment to such funds less capital contributions made to date. We are contractually obligated to make additional capital contributions to certain of our private equity funds upon receipt of a capital call from the private equity fund. We have no control over when or if the capital calls will occur. Capital calls are funded in cash and generally result in an increase in the carrying value of our investment in the private equity fund when paid.
Other Matters.    We enter into contracts, which include reasonable and customary indemnifications that are standard for the industries in which we operate. Such indemnifications include claims made against builders by homeowners for issues relating to our products and workmanship. In conjunction with divestitures and other transactions, we occasionally provide reasonable and customary indemnifications. We have never had to pay a material amount related to these indemnifications, and we evaluate the probability that amounts may be incurred and record an estimated liability when it is probable and reasonably estimable.

MASCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONCLUDED)

T. INTERIM FINANCIAL INFORMATION (UNAUDITED)

Our quarterly results attributable to Masco Corporation were as follows:

		Quarters Ended
		(In Millions, Except Per Common Share Data)
	Total Year	December 31	September 30	June 30	March 31
2017
Net sales	$7,644	$1,874	$1,936	$2,057	$1,777
Gross profit	$2,611	$616	$650	$737	$608
Net income	$533	$87	$148	$158	$140
Earnings per common share:
Basic:
Net income	$1.68	$0.28	$0.47	$0.50	$0.44
Diluted:
Net income	$1.66	$0.27	$0.46	$0.49	$0.43
2016
Net sales	$7,357	$1,759	$1,877	$2,001	$1,720
Gross profit	$2,456	$573	$614	$700	$569
Net income	$491	$98	$134	$150	$109
Earnings per common share:
Basic:
Net income	$1.49	$0.30	$0.41	$0.45	$0.33
Diluted:
Net income	$1.47	$0.30	$0.40	$0.45	$0.32
Earnings per common share amounts for the four quarters of December 31, 2017 and 2016 may not total to the earnings per common share amounts for the years ended December 31, 2017 and 2016 due to the allocation of income to participating securities.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
Not applicable.
Item 9A.    Controls and Procedures.

a.	Evaluation of Disclosure Controls and Procedures.
The Company's Principal Executive Officer and Principal Financial Officer have concluded, based on an evaluation of the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15 that, as of December 31, 2017, the Company's disclosure controls and procedures were effective.

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
In connection with the evaluation of the Company's internal control over financial reporting that occurred during the quarter ended December 31, 2017, which is required under the Securities Exchange Act of 1934 by paragraph (d) of Exchange Rules 13a-15 or 15d-15 (as defined in paragraph (f) of Rule 13a-15), management determined that there was no change that materially affected or is reasonably likely to materially affect internal control over financial reporting.
During the second quarter of 2018, we will implement a new Enterprise Resource Planning (“ERP”) system at Delta Faucet Company ("Delta"). The system implementation is designed, in part, to enhance the overall system of internal control over financial reporting through further automation and improve business processes, and is not in response to any identified deficiency or weakness in the Company’s internal control over financial reporting. However, this system implementation is significant in scale and complexity and will result in modification to certain internal controls at Delta.

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
Other information required by this Item will be contained in our definitive Proxy Statement for the 2018 Annual Meeting of Stockholders, to be filed on or before May 1, 2018, and such information is incorporated herein by reference.

Item 11.	Executive Compensation.
Information required by this Item will be contained in our definitive Proxy Statement for the 2018 Annual Meeting of Stockholders, to be filed on or before May 1, 2018 and such information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Equity Compensation Plan Information
We grant equity under our 2014 Long Term Stock Incentive Plan (the "2014 Plan"). The following table sets forth information as of December 31, 2017 concerning the 2014 Plan, which was approved by our stockholders. We do not have any equity compensation plans that have not been approved by our stockholders.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity compensation plans approved by stockholders	5,275,505	$16.10	15,389,166
The remaining information required by this Item will be contained in our definitive Proxy Statement for our 2018 Annual Meeting of Stockholders, to be filed on or before May 1, 2018, and such information is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
Information required by this Item will be contained in our definitive Proxy Statement for the 2018 Annual Meeting of Stockholders, to be filed on or before May 1, 2018, and such information is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services.
Information required by this Item will be contained in our definitive Proxy Statement for the 2018 Annual Meeting of Stockholders, to be filed on or before May 1, 2018, and such information is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.
a.    Listing of Documents.

(1)
Financial Statements.    Our consolidated financial statements included in Item 8 hereof, as required at December 31, 2017 and 2016, and for the years ended December 31, 2017, 2016 and 2015, consist of the following:

(2)	Financial Statement Schedule.
a. Our Financial Statement Schedule appended hereto, as required for the years ended December 31, 2017, 2016 and 2015, consists of the following:

II. Valuation and Qualifying Accounts	83

(3)	Exhibits.

Exhibit No.		Incorporated By Reference			Filed Herewith
	Exhibit Description	Form	Exhibit	Filing Date
2	Separation and Distribution Agreement dated June 29, 2015.[1]	8-K	2.1	07/06/2015
3.a	Restated Certificate of Incorporation of Masco Corporation.	2015 10-K	3.i	02/12/2016
3.b	Bylaws of Masco Corporation, as Amended and Restated May 8, 2012.	2016 10-K	3.b	02/09/2017
4.a
Indenture dated as of December 1, 1982 between Masco Corporation and The Bank of New York Mellon Trust Company, N.A., as successor trustee under agreement originally with Morgan Guaranty Trust Company of New York, as Trustee, and Supplemental Indenture thereto dated as of July 26, 1994; and Directors' resolutions establishing Masco Corporation's:
		2016 10-K	4.a	02/09/2017
4.a.i	6.625% Debentures Due April 15, 2018; and	2013 10-K	4.a.i(i)	02/14/2014
4.a.ii	7-3/4% Debentures Due August 1, 2029.	2014 10-K	4.a.i(ii)	02/13/2015

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
4.b
Indenture dated as of February 12, 2001 between Masco Corporation and The Bank of New York Mellon Trust Company, N.A., as successor trustee under agreement originally with Bank One Trust Company, National Association, as Trustee, and Supplemental Indenture thereto dated as of November 30, 2006; and Directors' Resolutions establishing Masco Corporation's:
		2016 10-K	4.b	02/09/2017
4.b.i	6-1/2% Notes Due August 15, 2032;				X
4.b.ii	7.125% Notes Due March 15, 2020;	2015 10-K	4.b.i(iv)	02/12/2016
4.b.iii	5.950% Notes Due March 15, 2022;	2016 10-K	4.b(iii)	02/09/2017
4.b.iv	4.450% Notes Due April 1, 2025;	8-K	4.1	03/23/2015
4.b.v	3.500% Notes Due April 1, 2021;	8-K	4.1	03/16/2016
4.b.vi	4.375% Notes Due April 1, 2026;	8-K	4.2	03/16/2016
4.b.vii	3.500% Notes Due November 15, 2027; and	8-K	4.1	06/15/2017
4.b.viii	4.500% Notes Due May 15, 2047.	8-K	4.2	06/15/2017
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

10.a
Credit Agreement dated as of March 28, 2013 by and among Masco Corporation and Masco Europe S. à r.l. as borrowers, the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Citibank, N.A., as Syndication Agent, and Royal Bank of Canada, Deutsche Bank Securities, Inc., PNC Bank, National Association, and SunTrust Bank as Co-Documentation Agents, as amended by Amendment No. 1 dated as of May 29, 2015, and Amendment No. 2 dated as of August 28, 2015.
X
Note 2:	Exhibits 10.b through 10.l constitute the management contracts and executive compensatory plans or arrangements in which certain of the Directors and executive officers of the Company participate.
10.b	Masco Corporation 2005 Long Term Stock Incentive Plan (Amended and Restated May 11, 2010):	2015 10-K	10.b.i	02/12/2016
Form of Restricted Stock Award Agreements:
10.b.i	for awards on or after January 1, 2013; and				X
10.b.ii	for awards prior to 2012.	2015 10-K	10.b.i(i)(C)	02/12/2016
Form of Stock Option Grant Agreements:
10.b.iii	for grants on or after January 1, 2013;				X
10.b.iv	for grants during 2012; and				X
10.b.v	for grants prior to 2012.	2015 10-K	10.b.i(ii)(C)	02/12/2016
10.b.vi	Non-Employee Directors Equity Program under Masco Corporation's 2005 Long Term Stock Incentive Plan (Amended October 2010):	2015 10-K	10.b.iii	02/12/2016

Exhibit No.		Incorporated By Reference			Filed Herewith
	Exhibit Description	Form	Exhibit	Filing Date
10.b.vii	Form of Restricted Stock Award for awards 2010 through 2012.				X
10.b.viii	Non-Employee Directors Equity Program under Masco Corporation's 2005 Long Term Stock Incentive Plan (for awards prior to 2010):				X
10.b.ix	Form of Stock Option Grant Agreement.				X
10.c	Masco Corporation 2014 Long Term Stock Incentive Plan (Amended and Restated May 9, 2016):	10-Q	10.a	07/26/2016
10.c.i	Form of Restricted Stock Award Agreement; and	8-K	10.b	05/06/2014
10.c.ii	Form of Stock Option Grant Agreement; and	8-K	10.d	05/06/2014
10.c.iii	Form of Long Term Incentive Program Award.	10-Q	10	04/25/2017
10.c.iv	Non-Employee Directors Equity Program under Masco Corporation's 2014 Long Term Stock Incentive Plan (Amended and Restated May 9, 2016):	10-Q	10.b	07/26/2016
10.c.v	Form of Restricted Stock Award Agreement for Non-Employee Directors.	8-K	10.c	05/06/2014
10.d	Form of award letter for the Masco Corporation Long-Term Cash Incentive Program.				X
10.e	Form of Masco Corporation Supplemental Executive Retirement and Disability Plan and amendments thereto for Richard A. Manoogian.	2015 10-K	10.d(i)	02/12/2016
10.f	Form of Masco Corporation Supplemental Executive Retirement and Disability Plan and amendments thereto (includes amendment freezing benefit accruals) for John G. Sznewajs.	2015 10-K	10.d(ii)	02/12/2016
10.g	Other compensatory arrangements for executive officers.	2016 10-K	10.f	02/09/2017
10.h	Compensation of Non-Employee Directors.	2016 10-K	10.h	02/09/2017
10.i	Masco Corporation Retirement Benefit Restoration Plan effective January 1, 1995 (as amended and restated December 22, 2010), and amendments thereto effective February 6, 2012 and January 1, 2014.	2016 10-K	10.i	02/09/2017
10.j.i	Letter Agreement dated June 29, 2009 between Richard A. Manoogian and Masco Corporation.	2014 10-K	10.k.i	02/13/2015
10.j.ii	Aircraft Time Sharing Agreement dated October 1, 2012 between Richard A. Manoogian and Masco Corporation.				X
10.k	Employment Offer Letter dated October 23, 2014 between Christopher Kastner and Masco Corporation.	2014 10-K	10.m	02/13/2015
10.l	Employment Offer Letter dated November 1, 2014 between Amit Bhargava and Masco Corporation.	2014 10-K	10.n	02/13/2015

Exhibit No.		Incorporated By Reference			Filed Herewith
	Exhibit Description	Form	Exhibit	Filing Date
10.m	Tax Matters Agreement dated June 29, 2015.	8-K	10.1	07/06/2015
10.n	Transition Services Agreement dated June 29, 2015.	8-K	10.2	07/06/2015
10.o	Employee Matters Agreement dated June 29, 2015.	8-K	10.3	07/06/2015
12	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.				X
21	List of Subsidiaries.				X
23	Consent of Independent Registered Public Accounting Firm relating to Masco Corporation's Consolidated Financial Statements and Financial Statement Schedule.				X
31.a	Certification by Chief Executive Officer required by Rule 13a-14(a)/15d-14(a).				X
31.b	Certification by Chief Financial Officer required by Rule 13a-14(a)/15d-14(a).				X
32	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.				X
101	Interactive Date File.				X

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
John G. Sznewajs Vice President, Chief Financial Officer
February 8, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Principal Executive Officer:
/s/ Keith Allman	President, and Chief Executive Officer and Director
Keith Allman
Principal Financial Officer:
/s/ John G. Sznewajs	Vice President, Chief Financial Officer
John G. Sznewajs
Principal Accounting Officer:
/s/ John P. Lindow	Vice President, Controller and Chief Accounting Officer
John P. Lindow
/s/ J. Michael Losh	Chairman of the Board
J. Michael Losh
/s/ Richard A. Manoogian	Chairman Emeritus
Richard A. Manoogian
/s/ Mark R. Alexander	Director
Mark R. Alexander		February 8, 2018
/s/ Marie A. Ffolkes	Director
Marie A. Ffolkes
/s/ Christopher A. O'Herlihy	Director
Christopher A. O'Herlihy
/s/ Donald R. Parfet	Director
Donald R. Parfet
/s/ Lisa A. Payne	Director
Lisa A. Payne
/s/ John C. Plant	Director
John C. Plant
/s/ Charles K. Stevens, III
Charles K. Stevens, III	Director
/s/ Reginald M. Turner, Jr.	Director
Reginald M. Turner, Jr.
/s/ Mary Ann Van Lokeren	Director
Mary Ann Van Lokeren

MASCO CORPORATION

SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2017, 2016 and 2015

	(In Millions)
Column A	Column B	Column C			Column D		Column E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts		Deductions		Balance at End of Period
Allowances for doubtful accounts, deducted from accounts receivable in the balance sheet (e):
2017	$11	$5	$—		$(3)	(a)	$13
2016	$11	$4	$—		$(4)	(a)	$11
2015	$14	$4	$—		$(7)	(a)	$11
Valuation allowance on deferred tax assets:
2017	$45	$—	$2	(b)	$—		$47
2016	$49	$11	$—		$(15)	(c)	$45
2015	$66	$36	$—		$(53)	(d)	$49

(a)	Deductions, representing uncollectible accounts written off, less recoveries of accounts written off in prior years.

(b)	$2 million adjustment to the valuation allowance was recorded primarily in other comprehensive income (loss).

(c)
Write off $13 million of deferred tax assets on certain state and local net operating loss carryforwards against the valuation allowance, as it was determined that there was only a remote likelihood that such carryforwards could be utilized; and, $2 million adjustment to the valuation allowance was recorded primarily in other comprehensive income (loss).

(d)	Valuation allowance on deferred tax assets allocated to TopBuild due to its spin off into a separate stand-alone company on June 30, 2015.

(e)	Amounts exclude discontinued operations.