Form 10-Q
period 2018-03-31
MASCO CORP /DE/
filed 2018-04-24
CIK 62996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

Commission file number: 1-5794

Masco Corporation
(Exact name of Registrant as Specified in its Charter)

Delaware	38-1794485
(State of	(IRS Employer
Incorporation)	Identification No.)

17450 College Parkway, Livonia, Michigan	48152
(Address of Principal Executive Offices)	(Zip Code)

(313) 274-7400
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes   ☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at March 31, 2018
Common stock, par value $1.00 per share	310,490,824

MASCO CORPORATION

INDEX

MASCO CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

March 31, 2018 and December 31, 2017
(In Millions, Except Share Data)

	March 31, 2018	December 31, 2017
ASSETS
Current Assets:
Cash and cash investments	$370	$1,194
Short-term bank deposits	99	108
Receivables	1,356	1,066
Prepaid expenses and other	118	111
Inventories:
Finished goods	643	402
Raw material	300	277
Work in process	107	105
	1,050	784
Total current assets	2,993	3,263
Property and equipment, net	1,183	1,129
Goodwill	891	841
Other intangible assets, net	429	187
Other assets	134	114
Total assets	$5,630	$5,534

LIABILITIES
Current Liabilities:
Accounts payable	$1,008	$824
Notes payable	116	116
Accrued liabilities	646	727
Total current liabilities	1,770	1,667
Long-term debt	2,971	2,969
Other liabilities	706	715
Total liabilities	5,447	5,351

Commitments and contingencies (Note O)

EQUITY
Masco Corporation's shareholders' equity:
Common shares, par value $1 per share Authorized shares: 1,400,000,000; Issued and outstanding: 2018 – 308,000,000; 2017 – 310,400,000	308	310
Preferred shares authorized: 1,000,000; Issued and outstanding: 2018 and 2017 – None	—	—
Paid-in capital	—	—
Retained deficit	(296)	(298)
Accumulated other comprehensive loss	(84)	(65)
Total Masco Corporation's shareholders' deficit	(72)	(53)
Noncontrolling interest	255	236
Total equity	183	183
Total liabilities and equity	$5,630	$5,534

See notes to condensed consolidated financial statements.

MASCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

For the Three Months Ended March 31, 2018 and 2017
(In Millions, Except Per Common Share Data)

	Three Months Ended March 31,
	2018	2017
Net sales	$1,920	$1,778
Cost of sales	1,301	1,173
Gross profit	619	605
Selling, general and administrative expenses	375	348
Operating profit	244	257
Other income (expense), net:
Interest expense	(41)	(43)
Other, net	(3)	(4)
	(44)	(47)
Income before income taxes	200	210
Income tax expense	39	62
Net income	161	148
Less: Net income attributable to noncontrolling interest	12	10
Net income attributable to Masco Corporation	$149	$138

Income per common share attributable to Masco Corporation:
Basic:
Net income	$.48	$.43
Diluted:
Net income	$.47	$.43

See notes to condensed consolidated financial statements.

MASCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

For the Three Months Ended March 31, 2018 and 2017
(In Millions)

	Three Months Ended March 31,
	2018	2017
Net income	$161	$148
Less: Net income attributable to noncontrolling interest	12	10
Net income attributable to Masco Corporation	$149	$138
Other comprehensive income (loss), net of tax (Note K):
Cumulative translation adjustment	$42	$21
Pension and other post-retirement benefits	5	4
Other comprehensive income	47	25
Less: Other comprehensive income attributable to noncontrolling interest	7	4
Other comprehensive income attributable to Masco Corporation	$40	$21
Total comprehensive income	$208	$173
Less: Total comprehensive income attributable to the noncontrolling interest	19	14
Total comprehensive income attributable to Masco Corporation	$189	$159

See notes to condensed consolidated financial statements.

MASCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

For the Three Months Ended March 31, 2018 and 2017
(In Millions)

	Three Months Ended March 31,
	2018	2017
CASH FLOWS FROM (FOR) OPERATING ACTIVITIES:
Cash provided by operations	$210	$246
Increase in receivables	(216)	(244)
Increase in inventories	(87)	(105)
Increase (decrease) in accounts payable and accrued liabilities, net	38	(46)
Net cash for operating activities	(55)	(149)

CASH FLOWS FROM (FOR) FINANCING ACTIVITIES:
Purchase of Company common stock	(150)	(87)
Cash dividends paid	(33)	(32)
Employee withholding taxes paid on stock-based compensation	(32)	(14)
Net cash for financing activities	(215)	(133)

CASH FLOWS FROM (FOR) INVESTING ACTIVITIES:
Capital expenditures	(40)	(37)
Acquisition of business, net of cash acquired	(548)	—
Proceeds from disposition of:
Short-term bank deposits	13	11
Other financial investments	—	3
Property and equipment	1	6
Other, net	—	(9)
Net cash for investing activities	(574)	(26)

Effect of exchange rate changes on cash and cash investments	20	7

CASH AND CASH INVESTMENTS:
Decrease for the period	(824)	(301)
At January 1	1,194	990
At March 31	$370	$689

See notes to condensed consolidated financial statements.

MASCO CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)

For the Three Months Ended March 31, 2018 and 2017
(In Millions, Except Per Common Share Data)

	Total	Common Shares ($1 par value)	Paid-In Capital	Retained (Deficit) Earnings	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interest
Balance, January 1, 2017	$(103)	$318	$—	$(381)	$(235)	$195
Cumulative effect of adoption of new revenue recognition accounting standard	6			6
Adjusted balance, January 1, 2017	(97)	318	—	(375)	(235)	195
Total comprehensive income	173			138	21	14
Shares issued	(1)	1	(2)
Shares retired:
Repurchased	(92)	(3)	(5)	(84)
Surrendered (non-cash)	(13)			(13)
Cash dividends declared	(32)			(32)
Stock-based compensation	7		7
Balance, March 31, 2017	$(55)	$316	$—	$(366)	$(214)	$209

Balance, January 1, 2018	$183	$310	$—	$(298)	$(65)	$236
Reclassification of disproportionate tax effects (Refer to Note A)	—			59	(59)
Total comprehensive income	208			149	40	19
Shares issued	(13)	2	(7)	(8)
Shares retired:
Repurchased	(150)	(4)		(146)
Surrendered (non-cash)	(19)			(19)
Cash dividends declared	(33)			(33)
Stock-based compensation	7		7
Balance, March 31, 2018	$183	$308	$—	$(296)	$(84)	$255

See notes to condensed consolidated financial statements.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

A. ACCOUNTING POLICIES

In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments, of a normal recurring nature, necessary to fairly state our financial position at March 31, 2018, and our results of operations, comprehensive income (loss), cash flows and changes in shareholders' equity for the three-month periods ended March 31, 2018 and 2017. The condensed consolidated balance sheet at December 31, 2017 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

Reclassification. Certain prior year amounts have been reclassified to conform to the 2018 presentation in the condensed consolidated financial statements.

Income Tax Effects within Accumulated Other Comprehensive Income (Loss). The accounting guidance for income taxes requires us to allocate our provision for income taxes between continuing operations and other categories of earnings, such as other comprehensive income (loss). Subsequent adjustments to deferred taxes originally recorded to other comprehensive income (loss) may reverse in a different category of earnings, such as continuing operations, resulting in a disproportionate tax effect within accumulated other comprehensive income (loss). Generally, a disproportionate tax effect will be eliminated and recognized in income tax expense (benefit) when the circumstances upon which it is premised cease to exist.

The disproportionate tax effect related to various defined-benefit pension plans will be eliminated from accumulated other comprehensive income (loss) at the termination of the related pension plans. The disproportionate tax effect relating to our interest rate swap hedge, which was terminated in 2012, will be eliminated from accumulated other comprehensive income (loss) upon the maturity of the related debt in March 2022.

Recently Adopted Accounting Pronouncements. In May 2014, the Financial Accounting Standards Board ("FASB") issued a new standard for revenue recognition, Accounting Standards Codification ("ASC") 606. The purpose of ASC 606 is to provide a single, comprehensive revenue recognition model for all contracts with customers to improve comparability across industries. We adopted ASC 606 on January 1, 2018, under the full retrospective method of adoption. As a result of this adoption, net sales increased by $1 million and operating profit (and income before income taxes) decreased by $3 million for the three-month period ended March 31, 2017, from what was previously reported. For full year 2017 and 2016, net sales decreased by $2 million and increased by $4 million, respectively, and operating profit (and income before income taxes) decreased by $1 million and increased by $2 million, respectively, from what was previously reported. We additionally have recasted our previously reported segment operating results at the end of this section.

In January 2016, the FASB issued ASU 2016-01, "Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities," which primarily affects the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. We adopted ASU 2016-01 on January 1, 2018. The adoption of this standard did not have a material impact on our financial position or results of operations.

In October 2016, the FASB issued ASU 2016-16, "Income Taxes (Topic 740): Intra-Entity Asset Transfers of Assets Other than Inventory," which no longer allows the tax effects of intra-entity asset transfers (intercompany sales) of assets other than inventory to be deferred until the transferred asset is sold to a third party or otherwise recovered through use. The new standard requires the tax expense from the sale of the asset in the seller's tax jurisdiction and the corresponding basis differences in the buyer's jurisdiction to be recognized when the transfer occurs even though the pre-tax effects of the transaction are eliminated in consolidation. We adopted ASU 2016-16 on January 1, 2018. The adoption of this standard did not have a material impact on our financial position or results of operations.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

A. ACCOUNTING POLICIES (Continued)

In March 2017, the FASB issued ASU 2017-07, "Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost," which modifies the presentation of net periodic pension and post-retirement benefit cost ("net benefit cost") in the income statement and the components eligible for capitalization as assets. ASU 2017-07 requires retrospective application for certain aspects of the standard. We adopted ASU 2017-07 on January 1, 2018. As a result of the adoption, we reclassified $7 million of net benefit cost from operating profit to other income (expense), net, within our results of operations for the three-month period ended March 31, 2017. For full year 2017 and 2016, we reclassified $26 million and $32 million, respectively, of net benefit cost from operating profit to other income (expense), net, within our results of operations. We additionally have recasted our previously reported segment operating results at the end of this section. The adoption of the standard did not impact income before income taxes.

In May 2017, the FASB issued ASU 2017-09, "Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting," which clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. We adopted ASU 2017-09 on January 1, 2018. The adoption of this standard did not impact our financial position or results of operations; however, modification accounting is now required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions.

In February 2018, the FASB issued ASU 2018-02, "Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income," which permits a company to reclassify from accumulated other comprehensive income (loss) to retained earnings the disproportionate tax effects resulting from the Tax Cuts and Jobs Act of 2017 (“2017 Act”). We early adopted ASU 2018-02 on March 31, 2018. As a result of the adoption, in the first quarter of 2018 we decreased accumulated other comprehensive income (loss) and increased retained earnings (deficit) by the $59 million disproportionate tax effect caused by the 2017 Act.

Impact of Adoption of ASC 606 and ASU 2017-07. The recasted impact of the adoptions of ASC 606 and ASU 2017-07 to our previously reported operating results and basic and diluted income per share was as follows, in millions (except per common share data):

	Year Ended December 31, 2016
	Net Sales		Operating Profit (Loss)
	As Reported	As Recasted	As Reported	As Recasted
Operations by segment:
Plumbing Products	$3,526	$3,529	$642	$654
Decorative Architectural Products	2,092	2,092	430	433
Cabinetry Products	970	970	93	97
Windows and Other Specialty Products	769	770	(3)	(3)
Total	$7,357	$7,361	1,162	1,181
General corporate expense, net			(109)	(94)
Operating profit			$1,053	$1,087

			Year Ended December 31, 2016
			As Reported	As Recasted
Net income attributable to Masco Corporation			$491	$493
Income per common share attributable to Masco Corporation:
Basic:			$1.49	$1.49
Diluted:			$1.47	$1.48

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

A. ACCOUNTING POLICIES (Continued)

	Three Months Ended March 31, 2017
	Net Sales		Operating Profit (Loss)
	As Reported	As Recasted	As Reported	As Recasted
Operations by segment:
Plumbing Products	$863	$872	$156	$162
Decorative Architectural Products	505	496	101	94
Cabinetry Products	231	231	16	16
Windows and Other Specialty Products	178	179	6	8
Total	$1,777	$1,778	279	280
General corporate expense, net			(26)	(23)
Operating profit			$253	$257

			Three Months Ended March 31, 2017
			As Reported	As Recasted
Net income attributable to Masco Corporation			$140	$138
Income per common share attributable to Masco Corporation:
Basic:			$0.44	$0.43
Diluted:			$0.43	$0.43

	Three Months Ended June 30, 2017				Six Months Ended June 30, 2017
	Net Sales		Operating Profit (Loss)		Net Sales		Operating Profit (Loss)
	As Reported	As Recasted	As Reported	As Recasted	As Reported	As Recasted	As Reported	As Recasted
Operations by segment:
Plumbing Products	$949	$949	$198	$200	$1,812	$1,821	$354	$362
Decorative Architectural Products	653	661	141	149	1,158	1,157	242	243
Cabinetry Products	251	251	30	31	482	482	46	47
Windows and Other Specialty Products	204	205	18	18	382	384	24	26
Total	$2,057	$2,066	387	398	$3,834	$3,844	666	678
General corporate expense, net			(30)	(26)			(56)	(49)
Operating profit			$357	$372			$610	$629

					Three Months Ended June 30, 2017		Six Months Ended June 30, 2017
					As Reported	As Recasted	As Reported	As Recasted
Net income attributable to Masco Corporation					$158	$163	$298	$301
Income per common share attributable to Masco Corporation:
Basic:					$0.50	$0.51	$0.93	$0.94
Diluted:					$0.49	$0.51	$0.92	$0.93

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

A. ACCOUNTING POLICIES (Continued)

	Three Months Ended September 30, 2017				Nine Months Ended September 30, 2017
	Net Sales		Operating Profit (Loss)		Net Sales		Operating Profit (Loss)
	As Reported	As Recasted	As Reported	As Recasted	As Reported	As Recasted	As Reported	As Recasted
Operations by segment:
Plumbing Products	$951	$950	$175	$175	$2,763	$2,771	$529	$537
Decorative Architectural Products	553	562	104	112	1,711	1,719	346	355
Cabinetry Products	229	229	19	20	711	711	65	67
Windows and Other Specialty Products	203	204	23	24	585	588	47	50
Total	$1,936	$1,945	321	331	$5,770	$5,789	987	1,009
General corporate expense, net			(26)	(22)			(82)	(71)
Operating profit			$295	$309			$905	$938

					Three Months Ended September 30, 2017		Nine Months Ended September 30, 2017
					As Reported	As Recasted	As Reported	As Recasted
Net income attributable to Masco Corporation					$148	$152	$446	$453
Income per common share attributable to Masco Corporation:
Basic:					$0.47	$0.48	$1.40	$1.42
Diluted:					$0.46	$0.48	$1.38	$1.41

	Three Months Ended December 31, 2017				Year Ended December 31, 2017
	Net Sales		Operating Profit (Loss)		Net Sales		Operating Profit (Loss)
	As Reported	As Recasted	As Reported	As Recasted	As Reported	As Recasted	As Reported	As Recasted
Operations by segment:
Plumbing Products	$972	$961	$169	$165	$3,735	$3,732	$698	$702
Decorative Architectural Products	494	487	88	83	2,205	2,206	434	438
Cabinetry Products	223	223	25	25	934	934	90	92
Windows and Other Specialty Products	185	182	5	4	770	770	52	54
Total	$1,874	$1,853	287	277	$7,644	$7,642	1,274	1,286
General corporate expense, net			(23)	(21)			(105)	(92)
Operating profit			$264	$256			$1,169	$1,194

					Three Months Ended December 31, 2017		Year Ended December 31, 2017
					As Reported	As Recasted	As Reported	As Recasted
Net income attributable to Masco Corporation					$87	$80	$533	$533
Income per common share attributable to Masco Corporation:
Basic:					$0.28	$0.25	$1.68	$1.68
Diluted:					$0.27	$0.25	$1.66	$1.66

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

A. ACCOUNTING POLICIES (Concluded)

Recently Issued Accounting Pronouncements. In February 2016, the FASB issued a new standard for leases, ASC 842, which changes the accounting model for identifying and accounting for leases. ASC 842 is effective for us for annual periods beginning January 1, 2019 and currently requires retrospective application. We expect this standard to increase our total assets and total liabilities; however, we are currently evaluating the magnitude of the impact. We do not expect the standard to have a material impact on our results of operations. In preparation for the adoption of the standard, we have procured a third-party software to track and manage our leases and have trained our business units on the new standard and the use of the software.

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

In August 2017, the FASB issued ASU 2017-12, "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities," which improves and simplifies accounting rules around hedge accounting and better portrays the economic results of an entity's risk management activities in its financial statements. ASU 2017-12 is effective for us for annual periods beginning January 1, 2019. We are currently evaluating the impact the adoption of this new standard will have on our financial position and results of operations.

B. ACQUISITIONS

On March 9, 2018, we acquired substantially all of the net assets of The L.D. Kichler Co. ("Kichler"), a leader in decorative residential and light commercial lighting products, ceiling fans and LED lighting systems. This business expands our product offerings to our customers. The results of this acquisition for the period from the acquisition date are included in the condensed consolidated financial statements and are reported in the Decorative Architectural Products segment. For the three-month period ended March 31, 2018, we recorded $27 million of net sales as a result of this acquisition. The purchase price, net of $2 million cash acquired, consisted of $548 million paid at closing with cash on hand. The acquisition accounting adjustments are based on analysis of information as of the acquisition date that was available through March 31, 2018. The adjustments will be updated through the measurement period, if necessary. The preliminary allocation of the fair value of the acquisition of Kichler is summarized in the following table, in millions.

Receivables	$101
Inventories	173
Other current assets	5
Property and equipment	33
Goodwill	46
Other intangible assets	243
Accounts payable	(24)
Accrued liabilities	(25)
Other liabilities	(4)
Total	$548

The goodwill acquired, which is generally tax deductible, is related primarily to the operational and financial synergies we expect to derive from combining Kichler's operations into our business, as well as the assembled workforce. The other intangible assets acquired consist of $59 million of indefinite-lived intangible assets, which is related to trademarks, and $184 million of definite-lived intangible assets. The definite-lived intangible assets consist of $145 million related to customer relationships, which is being amortized on a straight-line basis over 20 years, and $39 million of other definite-lived intangible assets, which is being amortized over a weighted-average amortization period of 4 years.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

C. REVENUE

We recognize revenue as control of our products is transferred to our customers, which is generally at the time of shipment or upon delivery based on the contractual terms with our customers, or when services are completed. Control over certain of our custom-made window products transfers to our customers as production is completed, and revenue is recognized over the production period for these products, as our products do not have an alternative use and we have an enforceable right to payment during the production period. The production period of our custom-made window products generally does not lapse days, and for these products we currently recognize revenue based on the output of production, which is a faithful depiction of the transfer of these products to our customers. Our customers' payment terms generally range from 30 to 65 days of fulfilling our performance obligations and recognizing revenue.

We consider shipping and handling activities performed by us as activities to fulfill the sales of our products. Amounts billed for shipping and handling are included in net sales, while costs incurred for shipping and handling are included in cost of sales. We capitalize incremental costs of obtaining a contract and expense the costs on a straight-line basis over the contractual period if the cost is recoverable, the cost would not have been incurred without the contract and the term of the contract is greater than one year; otherwise, we expense the amounts as incurred. We do not adjust the promised amount of consideration for the effects of a financing component if the period between when we transfer our products or services and when our customers pay for our products or services is expected to be one year or less.

Our revenues are derived primarily from sales to customers in North America and Internationally, principally Europe. Net sales from these geographic markets, by segment, were as follows, in millions:

	Three Months Ended March 31, 2018
	Plumbing Products	Decorative Architectural Products	Cabinetry Products	Windows and Other Specialty Products	Total
Primary geographic markets:
North America	$605	$545	$217	$149	$1,516
International, principally Europe	366	—	—	38	404
Total	$971	$545	$217	$187	$1,920

	Three Months Ended March 31, 2017
	Plumbing Products	Decorative Architectural Products	Cabinetry Products	Windows and Other Specialty Products	Total
Primary geographic markets:
North America	$557	$496	$219	$140	$1,412
International, principally Europe	315	—	12	39	366
Total	$872	$496	$231	$179	$1,778

We provide customer programs and incentive offerings, including special pricing and co-operative advertising arrangements, promotions and other volume-based incentives. These customer programs and incentives are considered variable consideration. We include in revenue variable consideration only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the variable consideration is resolved. This determination is made based upon known customer program and incentive offerings at the time of sale, and expected sales volume forecasts as it relates to our volume-based incentives. This determination is updated each reporting period.

Certain product sales include a right of return. We estimate future product returns at the time of sale based on historical experience and record a corresponding refund liability. We additionally record an asset, based on historical experience, for the amount of product we expect to return to inventory as a result of the return, which is recorded in prepaid expenses and other in the condensed consolidated balance sheets.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

C. REVENUE (Concluded)

We record contract assets for items for which we have satisfied our performance obligation but our receipt of payment is contingent upon delivery or other circumstances other than the passage of time. Our contract assets are recorded in prepaid expenses and other in our condensed consolidated balance sheets. Our contract assets generally become unconditional and are reclassified to receivables in the quarter subsequent to each balance sheet date. Our contract asset balance was $15 million and $11 million at March 31, 2018 and December 31, 2017, respectively.

We record contract liabilities primarily for deferred revenue. Our contract liabilities are recorded in accrued liabilities in our condensed consolidated balance sheets. Our contract liabilities are generally recognized to net sales in the immediately subsequent reporting period. Our contract liability balance was $14 million and $32 million at March 31, 2018 and December 31, 2017, respectively.

D. DEPRECIATION AND AMORTIZATION

Depreciation and amortization expense was $34 million and $31 million for the three-month periods ended March 31, 2018 and 2017, respectively.

E. GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the three-month period ended March 31, 2018, by segment, were as follows, in millions:

	Gross Goodwill At March 31, 2018	Accumulated Impairment Losses	Net Goodwill At March 31, 2018
Plumbing Products	$578	$(340)	$238
Decorative Architectural Products	340	(75)	265
Cabinetry Products	181	—	181
Windows and Other Specialty Products	718	(511)	207
Total	$1,817	$(926)	$891

	Gross Goodwill At December 31, 2017	Accumulated Impairment Losses	Net Goodwill At December 31, 2017	Additions (A)	Other (B)	Net Goodwill At March 31, 2018
Plumbing Products	$574	$(340)	$234	$—	$4	$238
Decorative Architectural Products	294	(75)	219	46	—	265
Cabinetry Products	181	—	181	—	—	181
Windows and Other Specialty Products	718	(511)	207	—	—	207
Total	$1,767	$(926)	$841	$46	$4	$891

(A)    Additions consist of acquisitions.

(B)	Other consists of the effect of foreign currency translation.

The carrying value of our other indefinite-lived intangible assets was $200 million and $140 million at March 31, 2018 and December 31, 2017, respectively, and principally included registered trademarks. The carrying value of our definite-lived intangible assets was $229 million (net of accumulated amortization of $13 million) and $47 million (net of accumulated amortization of $10 million) at March 31, 2018 and December 31, 2017, respectively, and principally included customer relationships. The increase in our indefinite-lived intangible assets and definite-lived intangible assets is primarily a result of our acquisition of Kichler.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

F. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

We are exposed to global market risk as part of our normal, daily business activities. To manage these risks, we enter into various derivative contracts. These contracts may include interest rate swap agreements and foreign currency contracts. We review our hedging program, derivative positions and overall risk management on a regular basis.

Interest Rate Swap Agreements. In 2012, in connection with the issuance of $400 million of debt, we terminated the interest rate swap hedge relationships that we had entered into in 2011. These interest rate swaps were designated as cash flow hedges and effectively fixed interest rates on the forecasted debt issuance to variable rates based on 3-month LIBOR. Upon termination, the ineffective portion of the cash flow hedges of an approximate $2 million loss was recognized in our consolidated statement of operations in other, net, within other income (expense), net. The remaining loss of approximately $23 million from the termination of these swaps is being amortized as an increase to interest expense over the remaining term of the debt, through March 2022. At March 31, 2018, the balance remaining in accumulated other comprehensive loss was $8 million (pre-tax).

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

Gains (losses) related to foreign currency forward and exchange contracts are recorded in our condensed consolidated statement of operations in other income (expense), net. In the event that the counterparties fail to meet the terms of the foreign currency forward or exchange contracts, our exposure is limited to the aggregate foreign currency rate differential with such institutions.

The pre-tax losses included in our condensed consolidated statements of operations were as follows, in millions:

	Three Months Ended March 31,
	2018	2017
Foreign currency contracts:
Forward contracts	$(1)	$—
Total loss	$(1)	$—

We present our derivatives net by counterparty, due to the right of offset under master netting arrangements in the condensed consolidated balance sheets. The notional amounts being hedged and the fair value of those derivative instruments are as follows, in millions:

	At March 31, 2018
	Notional Amount	Balance Sheet
Foreign currency contracts:
Exchange contracts	$12
Accrued liabilities		$—
Forward contracts	29
Accrued liabilities		—

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

F. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (Concluded)

	At December 31, 2017
	Notional Amount	Balance Sheet
Foreign currency contracts:
Exchange contracts	$14
Accrued liabilities		$—
Forward contracts	43
Receivables		—
Accrued liabilities		—

The fair value of all foreign currency contracts is estimated on a recurring basis, quarterly, using Level 2 inputs (significant other observable inputs).

G. WARRANTY LIABILITY

Changes in our warranty liability were as follows, in millions:

	Three Months Ended March 31, 2018	Twelve Months Ended December 31, 2017
Balance at January 1	$205	$192
Accruals for warranties issued during the period	17	63
Accruals related to pre-existing warranties	1	9
Settlements made (in cash or kind) during the period	(17)	(59)
Other, net (including currency translation)	—	—
Balance at end of period	$206	$205

H. DEBT

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

The Amended Credit Agreement provides for an unsecured revolving credit facility available to us and one of our foreign subsidiaries, in U.S. dollars, European euros and certain other currencies. Borrowings under the revolver denominated in euros are limited to $500 million, equivalent. We can also borrow swingline loans up to $75 million and obtain letters of credit of up to $100 million; outstanding letters of credit under the Amended Credit Agreement reduce our borrowing capacity. At March 31, 2018, we had no outstanding standby letters of credit under the Amended Credit Agreement.

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

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

H. DEBT (Concluded)

In order for us to borrow under the Amended Credit Agreement, there must not be any default in our covenants in the Amended Credit Agreement (i.e., in addition to the two financial covenants, principally limitations on subsidiary debt, negative pledge restrictions, legal compliance requirements and maintenance of properties and insurance) and our representations and warranties in the Amended Credit Agreement must be true in all material respects on the date of borrowing (i.e., principally no material adverse change or litigation likely to result in a material adverse change, since December 31, 2014, in each case, no material ERISA or environmental non-compliance, and no material tax deficiency). We were in compliance with all covenants and no borrowings were outstanding at March 31, 2018.

Fair Value of Debt. The fair value of our short-term and long-term fixed-rate debt instruments is based principally upon modeled market prices for the same or similar issues, which are Level 1 inputs. The aggregate estimated market value of short-term and long-term debt was approximately $3.2 billion, compared with the aggregate carrying value of $3.1 billion, at March 31, 2018. The aggregate estimated market value of short-term and long-term debt was approximately $3.3 billion, compared with the aggregate carrying value of $3.1 billion, at December 31, 2017.

I. STOCK-BASED COMPENSATION

Our 2014 Long Term Stock Incentive Plan provides for the issuance of stock-based incentives in various forms to our employees and non-employee Directors. At March 31, 2018, outstanding stock-based incentives were in the form of long-term stock awards, stock options, restricted stock units, phantom stock awards and stock appreciation rights.

Pre-tax compensation expense for these stock-based incentives were as follows, in millions:

	Three Months Ended March 31,
	2018	2017
Long-term stock awards	$5	$6
Stock options	1	1
Restricted stock units	1	—
Phantom stock awards and stock appreciation rights	—	2
Total	$7	$9

Long-Term Stock Awards. Long-term stock awards are granted to our key employees and non-employee Directors and do not cause net share dilution inasmuch as we continue the practice of repurchasing and retiring an equal number of shares in the open market. We granted 585,220 shares of long-term stock awards in the three-month period ended March 31, 2018.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

I. STOCK-BASED COMPENSATION (Continued)

Our long-term stock award activity was as follows, shares in millions:

	Three Months Ended March 31,
	2018	2017
Unvested stock award shares at January 1	3	4
Weighted average grant date fair value	$24	$20

Stock award shares granted	1	1
Weighted average grant date fair value	$42	$34

Stock award shares vested	1	2
Weighted average grant date fair value	$21	$18

Stock award shares forfeited	—	—
Weighted average grant date fair value	$30	$22

Unvested stock award shares at March 31	3	3
Weighted average grant date fair value	$30	$23

At March 31, 2018 and 2017, there was $64 million and $63 million, respectively, of total unrecognized compensation expense related to unvested stock awards; such awards had a weighted average remaining vesting period of four years at both March 31, 2018 and 2017.

The total market value (at the vesting date) of stock award shares which vested during the three-month periods ended March 31, 2018 and 2017 was $52 million and $39 million, respectively.

Stock Options. Stock options are granted to certain key employees. The exercise price equals the market price of our common stock at the grant date. These options generally become exercisable (vest ratably) over five years beginning on the first anniversary from the date of grant and expire no later than 10 years after the grant date.

We granted 385,220 shares of stock options in the three-month period ended March 31, 2018 with a grant date weighted-average exercise price of approximately $42 per share. In the three-month period ended March 31, 2018, no stock option shares were forfeited (including options that expired unexercised).

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

I. STOCK-BASED COMPENSATION (Continued)

Our stock option activity was as follows, shares in millions:

	Three Months Ended March 31,
	2018	2017
Option shares outstanding, January 1	5	7
Weighted average exercise price	$16	$15

Option shares granted	—	—
Weighted average exercise price	$42	$34

Option shares exercised	—	—
Aggregate intrinsic value on date of exercise (A)	$33 million	$3 million
Weighted average exercise price	$11	$23

Option shares forfeited	—	—
Weighted average exercise price	$—	$—

Option shares outstanding, March 31	5	7
Weighted average exercise price	$19	$16
Weighted average remaining option term (in years)	5	4

Option shares vested and expected to vest, March 31	5	7
Weighted average exercise price	$19	$16
Aggregate intrinsic value (A)	$98 million	$131 million
Weighted average remaining option term (in years)	5	4

Option shares exercisable (vested), March 31	3	6
Weighted average exercise price	$15	$13
Aggregate intrinsic value (A)	$88 million	$120 million
Weighted average remaining option term (in years)	4	3

(A)	Aggregate intrinsic value is calculated using our stock price at each respective date, less the exercise price (grant date price), multiplied by the number of shares.

At March 31, 2018 and 2017, there was $11 million and $10 million, respectively, of unrecognized compensation expense (using the Black-Scholes option pricing model at the grant date) related to unvested stock options; such options had a weighted average remaining vesting period of three years at both March 31, 2018 and 2017.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

I. STOCK-BASED COMPENSATION (Concluded)

The weighted average grant date fair value of option shares granted and the assumptions used to estimate those values using a Black-Scholes option pricing model were as follows:

	Three Months Ended March 31,
	2018	2017
Weighted average grant date fair value	$12.52	$9.68
Risk-free interest rate	2.71%	2.16%
Dividend yield	1.00%	1.19%
Volatility factor	29.00%	30.00%
Expected option life	6 years	6 years

Restricted Stock Units. Under the Long Term Incentive Program, we granted restricted stock units to certain senior executives. These restricted stock units vest and share awards are issued at no cost to the employees, subject to our achievement of specified return on invested capital performance goals over a three-year period that have been established by our Organization and Compensation Committee for the performance period and the recipient's continued employment through the share award date. We granted 113,260 restricted stock units in the three-month period ended March 31, 2018, with a grant date fair value of approximately $42 per share and 124,780 restricted stock units in the three-month period ended March 31, 2017, with a grant date fair value of approximately $34 per share. No restricted stock units were forfeited in the three-month periods ended March 31, 2018 and 2017.

J. EMPLOYEE RETIREMENT PLANS

Net periodic pension cost for our defined-benefit pension plans, with the exception of service cost, is recorded in other income (expense), net, in our condensed consolidated statement of operations. Net periodic pension cost for our defined-benefit pension plans was as follows, in millions:

	Three Months Ended March 31,
	2018		2017
	Qualified	Non-Qualified	Qualified	Non-Qualified
Service cost	$1	$—	$1	$—
Interest cost	10	1	12	1
Expected return on plan assets	(12)	—	(12)	—
Amortization of net loss	4	1	5	1
Net periodic pension cost	$3	$2	$6	$2

As of January 1, 2010, substantially all of our domestic and foreign qualified and domestic non-qualified defined-benefit pension plans were frozen to future benefit accruals.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

K. RECLASSIFICATIONS FROM ACCUMULATED OTHER COMPREHENSIVE LOSS

The reclassifications from accumulated other comprehensive loss to the condensed consolidated statements of operations were as follows, in millions:

	Amounts Reclassified
Accumulated Other Comprehensive Loss	Three Months Ended March 31,		Statement of Operations Line Item
	2018	2017
Amortization of defined-benefit pension and other postretirement benefits:
Actuarial losses, net	$5	$6	Other income (expense), net
Tax benefit	—	(2)
Net of tax	$5	$4

In addition to the amounts reclassified above, upon adopting ASU 2018-02 in the first quarter of 2018, we reclassified $59 million of the disproportionate tax benefit relating to various defined-benefit plans from accumulated other comprehensive loss to retained deficit. Refer to Note A for additional information.

L. SEGMENT INFORMATION

Information by segment and geographic area was as follows, in millions:

	Three Months Ended March 31,
	2018	2017	2018	2017
	Net Sales (A)		Operating Profit (Loss)
Operations by segment:
Plumbing Products	$971	$872	$163	$162
Decorative Architectural Products	545	496	89	94
Cabinetry Products	217	231	6	16
Windows and Other Specialty Products	187	179	4	8
Total	$1,920	$1,778	$262	$280
Operations by geographic area:
North America	$1,516	$1,412	$218	$238
International, principally Europe	404	366	44	42
Total	$1,920	$1,778	262	280
General corporate expense, net			(18)	(23)
Operating profit			244	257
Other income (expense), net			(44)	(47)
Income before income taxes			$200	$210

(A)	Inter-segment sales were not material.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

M. OTHER INCOME (EXPENSE), NET

Other, net, which is included in other income (expense), net, was as follows, in millions:

	Three Months Ended March 31,
	2018	2017
Income from cash and cash investments and short-term bank deposits	$2	$1
Realized gains from private equity funds	—	1
Foreign currency transaction (losses) gains	(1)	1
Net periodic pension and post-retirement benefit cost	(4)	(7)
Total other, net	$(3)	$(4)

N. INCOME PER COMMON SHARE

Reconciliations of the numerators and denominators used in the computations of basic and diluted income per common share were as follows, in millions:

	Three Months Ended March 31,
	2018	2017
Numerator (basic and diluted):
Net income	$149	$138
Less: Allocation to unvested restricted stock awards	1	1
Net income available to common shareholders	$148	$137

Denominator:
Basic common shares (based upon weighted average)	310	317
Add: Stock option dilution	3	4
Diluted common shares	313	321

For the three-month periods ended March 31, 2018 and 2017, we allocated dividends and undistributed earnings to the unvested restricted stock awards.

Additionally, 431,000 and 221,000 common shares for the three-month periods ended March 31, 2018 and 2017, respectively, related to stock options were excluded from the computation of diluted income per common share due to their antidilutive effect.

In May 2017, our Board of Directors authorized the repurchase, for retirement, of up to $1.5 billion of shares of our common stock in open-market transactions or otherwise, replacing the previous Board of Directors authorization established in 2014. In February 2018, we agreed to repurchase a total of $150 million of common stock with an immediate delivery of 2.8 million shares under an accelerated stock repurchase transaction. In March 2018, upon completion of the transaction, we received, at no cost to us, an additional 0.9 million shares of our common stock resulting from changes in the volume weighted average stock price of our common stock over the term of the transaction. In total, we repurchased and retired 3.7 million shares of our common stock in the first three months of 2018 (including 0.6 million shares to offset the dilutive impact of long-term stock awards granted in the first three months of the year). At March 31, 2018, we had $1.1 billion remaining under the 2017 authorization.

On the basis of amounts paid (declared), cash dividends per common share were $0.105 ($0.105) and $0.100 ($0.100) for the three-month periods ended March 31, 2018 and 2017, respectively.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Concluded)

O. OTHER COMMITMENTS AND CONTINGENCIES

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

P. INCOME TAXES

Our effective tax rate was 20 percent for the three-month period ended March 31, 2018. Our tax rate was lower than our 2018 statutory tax rate of 21 percent due primarily to a seven percent decrease from an income tax benefit on stock- based compensation, partially offset by a four percent increase from U.S. and foreign taxes on foreign earnings and a two percent increase from state and local taxes, net of U.S. Federal tax benefit.

Our effective tax rate was 30 percent for the three-month period ended March 31, 2017. Our tax rate was lower than our 2017 statutory tax rate of 35 percent due primarily to a three percent decrease from an income tax benefit on stock-based compensation and a two percent decrease from a state income tax benefit on uncertain tax positions resulting from the expiration of applicable statutes of limitation.

MASCO CORPORATION

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FIRST QUARTER 2018 VERSUS FIRST QUARTER 2017

SALES AND OPERATIONS

The following table sets forth our net sales and operating profit margins by business segment and geographic area, dollars in millions:

	Three Months Ended March 31,		Percent Change
	2018	2017	2018 vs. 2017
Net Sales:
Plumbing Products	$971	$872	11%
Decorative Architectural Products	545	496	10%
Cabinetry Products	217	231	(6)%
Windows and Other Specialty Products	187	179	4%
Total	$1,920	$1,778	8%

North America	$1,516	$1,412	7%
International, principally Europe	404	366	10%
Total	$1,920	$1,778	8%

	Three Months Ended March 31,
	2018	2017
Operating Profit Margins: (A)
Plumbing Products	16.8%	18.6%
Decorative Architectural Products	16.3%	19.0%
Cabinetry Products	2.8%	6.9%
Windows and Other Specialty Products	2.1%	4.5%

North America	14.4%	16.9%
International, principally Europe	10.9%	11.5%
Total	13.6%	15.7%
Total operating profit margin, as reported	12.7%	14.5%

(A)    Before general corporate expense, net; see Note L to the condensed consolidated financial statements.

We report our financial results in accordance with generally accepted accounting principles ("GAAP") in the United States.  However, we believe that certain non-GAAP performance measures and ratios used in managing the business may provide users of this financial information with additional meaningful comparisons between current results and results in prior periods.  Non-GAAP performance measures and ratios should be viewed in addition to, and not as an alternative for, our reported results under GAAP.

NET SALES

Net sales increased eight percent for the three-month period ended March 31, 2018, from the comparable period of 2017. Excluding acquisitions, divestitures and the favorable effect of currency translation, net sales increased five percent for the three-month period ended March 31, 2018, from the comparable period of 2017. The following table reconciles reported net sales to net sales, excluding acquisitions, divestitures and the effect of currency translation, in millions:

	Three Months Ended March 31,
	2018	2017
Net sales, as reported	$1,920	$1,778
Acquisitions	(38)	—
Divestitures	—	(24)
Net sales, excluding acquisitions and divestitures	1,882	1,754
Currency translation	(49)	—
Net sales, excluding acquisitions, divestitures and the effect of currency translation	$1,833	$1,754

North American net sales increased seven percent for the three-month period ended March 31, 2018, from the comparable period of 2017. Net sales were positively impacted by increased sales volume of plumbing products, windows, builders' hardware and paints and other coating products, which, in aggregate, increased sales by four percent for the three-month period ended March 31, 2018, from the comparable period of 2017. Net selling price increases of paints and other coating products and a favorable sales mix of windows and cabinets, in aggregate, also increased sales by two percent for the three-month period ended March 31, 2018, from the comparable period of 2017. The acquisitions of Kichler and Mercury Plastics, Inc. ("Mercury Plastics") increased sales by three percent for the three-month period ended March 31, 2018, from the comparable period of 2017. Such increases were partially offset by lower sales volume of cabinets, which decreased sales by one percent for the three-month period ended March 31, 2018, from the comparable period of 2017. The divestiture of Arrow Fastener Co., LLC ("Arrow") decreased sales by one percent for the three-month period ended March 31, 2018, from the comparable period of 2017.

International net sales increased 10 percent for the three-month period ended March 31, 2018, from the comparable period of 2017, due primarily to a weaker U.S. dollar. In local currencies (including sales in currencies outside their respective functional currencies), net sales decreased two percent for the three-month period ended March 31, 2018, from the comparable period of 2017, primarily due to the divestiture of Moores Furniture Group Limited ("Moores") in the fourth quarter of 2017, which decreased sales by three percent for the three-month period ended March 31, 2018, from the comparable period of 2017. An unfavorable sales mix of plumbing products and lower sales volume of windows also decreased sales by four percent for the three-month period ended March 31, 2018, from the comparable period of 2017. Such decreases were partially offset by higher sales volume and favorable net selling prices of plumbing products, which increased sales by five percent for the three-month period ended March 31, 2018, from the comparable period of 2017.

Net sales in the Plumbing Products segment increased 11 percent for the three-month period ended March 31, 2018, from the comparable period of 2017, due to increased sales volume of both North American and International operations and net selling price increases of International operations, which, in aggregate, increased sales by six percent for the three-month period ended March 31, 2018, from the comparable period of 2017. Foreign currency translation further increased net sales by five percent for the three-month period ended March 31, 2018, from the comparable period of 2017, primarily due to the weaker U.S. dollar. The acquisition of Mercury Plastics increased sales by one percent for the three-month period ended March 31, 2018, from the comparable period of 2017. Such increases were partially offset by unfavorable sales mix of International operations.

Net sales in the Decorative Architectural Products segment increased 10 percent for the three-month period ended March 31, 2018, from the comparable period of 2017, due to the acquisition of Kichler in March 2018, which increased sales by six percent for the three-month period ended March 31, 2018, from the comparable period of 2017. Net sales also increased due to increased sales volume of builders' hardware and paints and other coatings products and net selling price increases of paints and other coating products.

Net sales in the Cabinetry Products segment decreased six percent for the three-month period ended March 31, 2018, from the comparable period of 2017, due primarily to the divestiture of Moores, which decreased sales by five percent for the three-month period ended March 31, 2018, from the comparable period of 2017. Lower sales volume also decreased sales by three percent for the three-month period ended March 31, 2018, from the comparable period of 2017. Such decreases were partially offset by a positive sales mix, which increased sales by two percent for the three-month period ended March 31, 2018, from the comparable period of 2017.

Net sales in the Windows and Other Specialty Products segment increased four percent for the three-month period ended March 31, 2018, from the comparable period of 2017, due to increased sales volume of North American windows, which increased sales by six percent, from the comparable period of 2017. A favorable sales mix of North American windows and net selling price increases of both North American and international windows, in aggregate, also increased sales by six percent from the comparable period of 2017. Net sales increased two percent due to favorable foreign currency translation. These increases were partially offset by the divestiture of Arrow in the second quarter of 2017, and decreased sales volume of international windows, which decreased sales by seven percent and four percent, respectively, for the three-month period ended March 31, 2018, from the comparable period of 2017.

OPERATING MARGINS

Our gross profit margins were 32.2 percent for the three-month period ended March 31, 2018, respectively, compared with 34.0 percent for the comparable period of 2017. Gross profit margins for the three-month period ended March 31, 2018 were negatively affected by an unfavorable relationship between net selling prices and commodity costs as well an increase in strategic growth initiatives, such as program launch and display expenses. Such decreases were partially offset by increased sales volume.

Selling, general and administrative expenses, as a percentage of sales, were 19.5 percent for the three-month period ended March 31, 2018, compared to 19.6 percent for the comparable period of 2017. The decrease in selling, general and administrative expenses, as a percentage of sales, was driven by improved leverage of fixed expenses, due primarily to increased sales volume.

Operating margin in the Plumbing Products segment for the three-month period ended March 31, 2018 was negatively impacted by an unfavorable relationship between net selling prices and commodity costs, higher depreciation expense, and an increase in other expenses, such as logistics costs, increased headcount and salaries and display expenses. Such decreases were partially offset by increased sales volume and the benefits associated with cost savings initiatives.

Operating margin in the Decorative Architectural Products segment for the three-month period ended March 31, 2018 was negatively impacted by investments in strategic growth initiatives and variable expenses, including an increase in legal expenses. Operating margins were also impacted by the partial recognition of the inventory step up adjustment established as part of the acquisition of Kichler.

Operating margin in the Cabinetry Products segment for the three-month period ended March 31, 2018 was negatively impacted by investments in strategic growth initiatives, such as program launch and display expenses, an increase in other expenses, such as logistics costs, and lower sales volume. Such decreases were partially offset by the divestiture of Moores in the fourth quarter of 2017.

Operating margin in the Windows and Other Specialty Products segment for the three-month period ended March 31, 2018 was negatively impacted by business restructuring costs, lower sales volume and unfavorable sales mix of our U.K. windows, and the divestiture of Arrow in the second quarter of 2017. Such decreases were partially offset by increased sales volume and favorable sales mix of our North American windows as well as cost savings initiatives.

OTHER INCOME (EXPENSE), NET

Interest expense for the three-month period ended March 31, 2018 was $41 million compared to $43 million for the three-month period ended March 31, 2017. Interest expense decreased due to refinancing certain debt at more favorable interest rates.

Other, net, for the three-month period ended March 31, 2018 included $4 million of net periodic pension and post-retirement benefit cost. Other, net, for the three-month period ended March 31, 2017 included $7 million of net periodic pension and post-retirement benefit cost, partially offset by $1 million related to distributions from private equity funds.

INCOME PER COMMON SHARE — ATTRIBUTABLE TO MASCO CORPORATION

Income for the three-month period ended March 31, 2018 was $149 million, compared with $138 million for the comparable period of 2017. Diluted income per common share for the three-month period ended March 31, 2018 was $.47 per common share, compared with $.43 per common share for the comparable period of 2017.

Our effective tax rate of 20 percent and 30 percent for the three-month periods ended March 31, 2018 and 2017, respectively, was lower than our normalized tax rate of 26 percent and 34 percent, respectively, due primarily to an additional $13 million and $7 million income tax benefit on stock-based compensation in the first quarter of 2018 and 2017, respectively, and a $3 million state income tax benefit in the first quarter of 2017 on uncertain tax positions resulting from the expiration of applicable statutes of limitation.

OTHER FINANCIAL INFORMATION

Our current ratio was 1.7 to 1 and 2.0 to 1 at March 31, 2018 and December 31, 2017, respectively. The decrease in our current ratio is due primarily to the cash on hand we paid for our acquisition of Kichler, partially offset by the acquired working capital as well as other recurring seasonal changes to our working capital.

For the three-month period ended March 31, 2018, net cash used for operating activities was $55 million. First quarter 2018 and 2017 cash for operations was affected by an expected and annually recurring seasonal first quarter increase in accounts receivable and inventories compared with fourth quarter 2017 and 2016, respectively.

For the three-month period ended March 31, 2018, net cash used for financing activities was $215 million, due to $150 million for the repurchase and retirement of Company common stock (including 0.6 million shares repurchased to offset the dilutive impact of long-term stock awards granted in 2018), $33 million for the payment of cash dividends and $32 million for employee withholding taxes paid on stock-based compensation.

For the three-month period ended March 31, 2018, net cash used for investing activities was $574 million, primarily due to $548 million for the acquisition of Kichler, net of cash acquired, and $40 million used for capital expenditures, partially offset by $13 million in proceeds from the disposition of short-term bank deposits.

Our cash, cash investments and short-term bank deposits were $469 million and $1.3 billion at March 31, 2018 and December 31, 2017, respectively. Our cash and cash investments consist of overnight interest bearing money market demand accounts, time deposit accounts, and money market mutual funds containing government securities and treasury obligations. Our short-term bank deposits consist of time deposits with maturities of 12 months or less.

Of the $469 million and $1.3 billion of cash, cash investments and short-term bank deposits held at March 31, 2018 and December 31, 2017, $325 million and $759 million, respectively, is held in our foreign subsidiaries. If these funds were needed for our operations in the U.S., their repatriation into the U.S. would not result in significant additional U.S. income tax or foreign withholding tax, as we have recorded such taxes on substantially all undistributed foreign earnings, except for those that are legally restricted.

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

The Amended Credit Agreement contains financial covenants requiring us to maintain (A) a maximum net leverage ratio, as adjusted for certain items, of 4.0 to 1.0, and (B) a minimum interest coverage ratio, as adjusted for certain items, equal to or greater than 2.5 to 1.0. We were in compliance with all covenants and no borrowings were outstanding under our Amended Credit Agreement at March 31, 2018.

We believe that our present cash balance, cash flows from operations, and the ability to utilize our Amended Credit Agreement are sufficient to fund our near-term working capital and other investment needs. We believe that our longer-term working capital and other general corporate requirements will be satisfied through cash flows from operations and, to the extent necessary, from bank borrowings and future financial market activities.

OUTLOOK FOR THE COMPANY

We continue to successfully execute our long-term growth strategies by leveraging our strong brand portfolio, industry-leading positions and Masco Operating System, our methodology to drive growth and productivity. We believe the fundamentals of our industry remain strong and support our long-term growth. We believe that our strong financial position, together with our current strategy of investing in our industry-leading branded building products, our continued focus on innovation and our commitment to operational excellence, the active management of our portfolio and disciplined capital allocation will allow us to drive long-term growth and create value for our shareholders.

FORWARD-LOOKING STATEMENTS

This report contains statements that reflect our views about our future performance and constitute "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as "outlook," "believe," "anticipate," "appear," "may," "will," "should," "intend," "plan," "estimate," "expect," "assume," "seek," "forecast," and similar references to future periods. Our views about future performance involve risks and uncertainties that are difficult to predict and, accordingly, our actual results may differ materially from the results discussed in our forward-looking statements. We caution you against relying on any of these forward-looking statements. Our future performance may be affected by the levels of residential repair and remodel activity and new home construction, our ability to maintain our strong brands and reputation and to develop new products, our ability to maintain our competitive position in our industries, our reliance on key customers, the cost and availability of raw materials, our dependence on third-party suppliers, risks associated with international operations and global strategies, our ability to achieve the anticipated benefits of our strategic initiatives, our ability to successfully execute our acquisition strategy and integrate businesses that we have and may acquire, our ability to attract, develop and retain talented personnel, our ability to achieve the anticipated benefits from our investments in new technology, risks associated with our reliance on information systems and technology, and our ability to sustain the improved results of our U.S. window business. These and other factors are discussed in detail in Item 1A, "Risk Factors" in our most recent Annual Report on Form 10-K, as well as in other filings we make with the Securities and Exchange Commission.  The forward-looking statements in this report speak only as of the date of this report. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. Unless required by law, we undertake no obligation to update publicly any forward-looking statements as a result of new information, future events or otherwise.

MASCO CORPORATION

Item 4.	CONTROLS AND PROCEDURES

a.     Evaluation of Disclosure Controls and Procedures.

The Company’s principal executive officer and principal financial officer have concluded, based on an evaluation of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15 that, as of March 31, 2018, the Company's disclosure controls and procedures were effective.

b.     Changes in Internal Control over Financial Reporting.

In connection with the evaluation of the Company's internal control over financial reporting that occurred during the quarter ended March 31, 2018, which is required under the Securities Exchange Act of 1934 by paragraph (d) of Exchange Rules 13a-15 or 15d-15 (as defined in paragraph (f) of Rule 13a-15), management determined that there was no change that materially affected or is reasonably likely to materially affect internal control over financial reporting.

During the second quarter of 2018, we will implement a new Enterprise Resource Planning ("ERP") system at Delta Faucet Company ("Delta"). The system implementation is designed, in part, to enhance the overall system of internal control over financial reporting through further automation and improve business processes, and is not in response to any identified deficiency or weakness in the Company's internal control over financial reporting. However, this system implementation is significant in scale and complexity and will result in modification to certain internal controls at Delta.

MASCO CORPORATION

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

Information regarding legal proceedings involving us is set forth in Note O to our condensed consolidated financial statements included in Part I, Item 1 of this Report and is incorporated herein by reference.

Item 1A. Risk Factors

There have been no material changes to the risk factors of the Company set forth in Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding the repurchase of Company common stock for the three-month period ended March 31, 2018 under the 2017 share repurchase authorization:

Period	Total Number Of Shares Purchased	Average Price Paid Per Common Share	Total Number Of Shares Purchased As Part Of Publicly Announced Plans or Programs	Maximum Value Of Shares That May Yet Be Purchased Under The Plans Or Programs
1/1/18-1/31/18	—	—	—	$1,289,581,762
2/1/18-2/28/18 (A)	2,801,774	$53.56	2,801,774	1,139,506,762
3/1/18-3/31/18 (A)	850,545	—	850,545	1,139,506,762
Total for the period	3,652,319	$41.09	3,652,319	$1,139,506,762

(A)
In February 2018, we entered into an accelerated stock repurchase transaction whereby we agreed to repurchase a total of $150 million of our common stock with an immediate delivery of 2.8 million shares. This transaction was completed in March 2018, at which time we received, at no additional cost, 0.9 million additional shares of our common stock resulting from changes in the volume weighted average stock price of our common stock over the term of the transaction.

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

April 24, 2018