Form 10-Q
period 2018-06-30
MASCO CORP /DE/
filed 2018-07-31
CIK 62996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

Commission file number: 1-5794

Masco Corporation
(Exact name of Registrant as Specified in its Charter)

Delaware	38-1794485
(State of	(IRS Employer
Incorporation)	Identification No.)

17450 College Parkway, Livonia, Michigan	48152
(Address of Principal Executive Offices)	(Zip Code)

(313) 274-7400
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  ☒ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes   ☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at June 30, 2018
Common stock, par value $1.00 per share	307,476,697

MASCO CORPORATION

INDEX

MASCO CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

June 30, 2018 and December 31, 2017
(In Millions, Except Share Data)

	June 30, 2018	December 31, 2017
ASSETS
Current Assets:
Cash and cash investments	$384	$1,194
Short-term bank deposits	—	108
Receivables	1,444	1,066
Prepaid expenses and other	117	111
Inventories:
Finished goods	592	402
Raw material	317	277
Work in process	108	105
	1,017	784
Total current assets	2,962	3,263
Property and equipment, net	1,187	1,129
Goodwill	890	841
Other intangible assets, net	417	187
Other assets	109	114
Total assets	$5,565	$5,534

LIABILITIES
Current Liabilities:
Accounts payable	$1,093	$824
Notes payable	2	116
Accrued liabilities	675	727
Total current liabilities	1,770	1,667
Long-term debt	2,970	2,969
Other liabilities	699	715
Total liabilities	5,439	5,351

Commitments and contingencies (Note P)

EQUITY
Masco Corporation's shareholders' equity:
Common shares, par value $1 per share Authorized shares: 1,400,000,000; Issued and outstanding: 2018 – 305,000,000; 2017 – 310,400,000	305	310
Preferred shares authorized: 1,000,000; Issued and outstanding: 2018 and 2017 – None	—	—
Paid-in capital	—	—
Retained deficit	(221)	(298)
Accumulated other comprehensive loss	(118)	(65)
Total Masco Corporation's shareholders' deficit	(34)	(53)
Noncontrolling interest	160	236
Total equity	126	183
Total liabilities and equity	$5,565	$5,534

See notes to condensed consolidated financial statements.

MASCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

For the Three and Six Months Ended June 30, 2018 and 2017
(In Millions, Except Per Common Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net sales	$2,297	$2,066	$4,217	$3,844
Cost of sales	1,547	1,320	2,848	2,493
Gross profit	750	746	1,369	1,351
Selling, general and administrative expenses	392	374	767	722
Operating profit	358	372	602	629
Other income (expense), net:
Interest expense	(38)	(153)	(79)	(196)
Other, net	(8)	43	(11)	39
	(46)	(110)	(90)	(157)
Income before income taxes	312	262	512	472
Income tax expense	88	86	127	148
Net income	224	176	385	324
Less: Net income attributable to noncontrolling interest	13	13	25	23
Net income attributable to Masco Corporation	$211	$163	$360	$301

Income per common share attributable to Masco Corporation:
Basic:
Net income	$.69	$.51	$1.16	$.94
Diluted:
Net income	$.68	$.51	$1.15	$.93

See notes to condensed consolidated financial statements.

MASCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

For the Three and Six Months Ended June 30, 2018 and 2017
(In Millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$224	$176	$385	$324
Less: Net income attributable to noncontrolling interest	13	13	25	23
Net income attributable to Masco Corporation	$211	$163	$360	$301
Other comprehensive income (loss), net of tax (Note L):
Cumulative translation adjustment	$(57)	$65	$(15)	$86
Interest rate swaps	1	2	1	2
Pension and other post-retirement benefits	3	3	8	7
Other comprehensive (loss) income	(53)	70	(6)	95
Less: Other comprehensive (loss) income attributable to noncontrolling interest	(19)	14	(12)	18
Other comprehensive (loss) income attributable to Masco Corporation	$(34)	$56	$6	$77
Total comprehensive income	$171	$246	$379	$419
Less: Total comprehensive (loss) income attributable to the noncontrolling interest	(6)	27	13	41
Total comprehensive income attributable to Masco Corporation	$177	$219	$366	$378

See notes to condensed consolidated financial statements.

MASCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

For the Six Months Ended June 30, 2018 and 2017
(In Millions)

	Six Months Ended June 30,
	2018	2017
CASH FLOWS FROM (FOR) OPERATING ACTIVITIES:
Cash provided by operations	$499	$535
Increase in receivables	(322)	(340)
Increase in inventories	(72)	(127)
Increase in accounts payable and accrued liabilities, net	188	87
Net cash from operating activities	293	155

CASH FLOWS FROM (FOR) FINANCING ACTIVITIES:
Retirement of notes	(114)	(535)
Purchase of Company common stock	(265)	(134)
Cash dividends paid	(65)	(64)
Dividends paid to noncontrolling interest	(89)	(35)
Issuance of notes, net of issuance costs	—	593
(Decrease) increase in debt, net	(1)	1
Debt extinguishment costs	—	(104)
Employee withholding taxes paid on stock-based compensation	(33)	(27)
Net cash for financing activities	(567)	(305)

CASH FLOWS FROM (FOR) INVESTING ACTIVITIES:
Capital expenditures	(103)	(77)
Acquisition of business, net of cash acquired	(548)	—
Proceeds from disposition of:
Business, net of cash disposed	—	126
Short-term bank deposits	108	73
Other financial investments	3	5
Property and equipment	1	6
Other, net	(5)	(9)
Net cash (for) from investing activities	(544)	124

Effect of exchange rate changes on cash and cash investments	8	28

CASH AND CASH INVESTMENTS:
(Decrease) increase for the period	(810)	2
At January 1	1,194	990
At June 30	$384	$992

See notes to condensed consolidated financial statements.

MASCO CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)

For the Six Months Ended June 30, 2018 and 2017
(In Millions, Except Per Common Share Data)

	Total	Common Shares ($1 par value)	Paid-In Capital	Retained (Deficit) Earnings	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interest
Balance, January 1, 2017	$(103)	$318	$—	$(381)	$(235)	$195
Cumulative effect of adoption of new revenue recognition accounting standard	6			6
Adjusted balance, January 1, 2017	(97)	318	—	(375)	(235)	195
Total comprehensive income	419			301	77	41
Shares issued	(13)	2	(15)
Shares retired:
Repurchased	(134)	(4)	(1)	(129)
Surrendered (non-cash)	(13)	(1)		(12)
Cash dividends declared	(64)			(64)
Dividends paid to noncontrolling interest	(35)					(35)
Stock-based compensation	16		16
Balance, June 30, 2017	$79	$315	$—	$(279)	$(158)	$201

Balance, January 1, 2018	$183	$310	$—	$(298)	$(65)	$236
Reclassification of disproportionate tax effects (Refer to Note A)	—			59	(59)
Total comprehensive income	379			360	6	13
Shares issued	(14)	2	(8)	(8)
Shares retired:
Repurchased	(265)	(7)	(8)	(250)
Surrendered (non-cash)	(19)			(19)
Cash dividends declared	(65)			(65)
Dividends paid to noncontrolling interest	(89)					(89)
Stock-based compensation	16		16
Balance, June 30, 2018	$126	$305	$—	$(221)	$(118)	$160

See notes to condensed consolidated financial statements.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

A. ACCOUNTING POLICIES

In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments, of a normal recurring nature, necessary to fairly state our financial position at June 30, 2018, our results of operations and comprehensive income (loss) for the three-month and six-month periods ended June 30, 2018 and 2017, and cash flows and changes in shareholders' equity for the six-month periods ended June 30, 2018 and 2017. The condensed consolidated balance sheet at December 31, 2017 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

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

Recently Adopted Accounting Pronouncements. In May 2014, the Financial Accounting Standards Board ("FASB") issued a new standard for revenue recognition, Accounting Standards Codification ("ASC") 606. The purpose of ASC 606 is to provide a single, comprehensive revenue recognition model for all contracts with customers to improve comparability across industries. We adopted ASC 606 on January 1, 2018, under the full retrospective method of adoption. As a result of this adoption, net sales increased by $9 million and $10 million for the three-month and six-month periods ended June 30, 2017, respectively, and operating profit (and income before income taxes) increased by $7 million and $4 million for the three-month and six-month periods ended June 30, 2017, respectively, from what was previously reported. For full year 2017 and 2016, net sales decreased by $2 million and increased by $4 million, respectively, and operating profit (and income before income taxes) decreased by $1 million and increased by $2 million, respectively, from what was previously reported. We additionally have recasted our previously reported segment operating results at the end of this section.

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

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

A. ACCOUNTING POLICIES (Continued)

In March 2017, the FASB issued ASU 2017-07, "Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost," which modifies the presentation of net periodic pension and post-retirement benefit cost ("net benefit cost") in the income statement and the components eligible for capitalization as assets. ASU 2017-07 requires retrospective application for certain aspects of the standard. We adopted ASU 2017-07 on January 1, 2018. As a result of the adoption, we reclassified $8 million and $15 million of net benefit cost from operating profit to other income (expense), net, within our results of operations for the three-month and six-month periods ended June 30, 2017, respectively. For full year 2017 and 2016, we reclassified $26 million and $32 million, respectively, of net benefit cost from operating profit to other income (expense), net, within our results of operations. We additionally have recasted our previously reported segment operating results at the end of this section. The adoption of the standard did not impact income before income taxes.

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

In June 2016, the FASB issued ASU 2016-13, "Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments," which modifies the methodology for recognizing loss impairments on certain types of financial instruments, including receivables. The new methodology requires an entity to estimate the credit losses expected over the life of an exposure. Additionally, ASU 2016-13 amends the current available-for-sale security other-than-temporary impairment model for debt securities. ASU 2016-13 is effective for us for annual periods beginning January 1, 2020. We are currently evaluating the impact the adoption of this new standard will have on our financial position and results of operations.

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

In June 2018, the FASB issued ASU 2018-07, "Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting," which modifies the accounting for share-based payment awards issued to nonemployees to largely align it with the accounting for share-based payment awards issued to employees. ASU 2018-07 is effective for us for annual periods beginning January 1, 2019. We do not expect the adoption of the standard will impact our financial position or results of operations.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

B. ACQUISITIONS

On March 9, 2018, we acquired substantially all of the net assets of The L.D. Kichler Co. ("Kichler"), a leader in decorative residential and light commercial lighting products, ceiling fans and LED lighting systems. This business expands our product offerings to our customers. The results of this acquisition for the period from the acquisition date are included in the condensed consolidated financial statements and are reported in the Decorative Architectural Products segment. For the three-month and six-month periods ended June 30, 2018, we recorded $108 million and $135 million, respectively, of net sales as a result of this acquisition. The purchase price, net of $2 million cash acquired, consisted of $548 million paid at closing with cash on hand.

During the three-month period ended June 30, 2018, we revised the allocation of the purchase price to identifiable assets and liabilities based on analysis of information as of the acquisition date that has been made available through June 30, 2018.  Receipt of additional information to complete such analysis and finalization of the valuation is still in process, and, as a result, the allocation will continue to be updated through the measurement period, if necessary.  The preliminary allocation of the fair value of the acquisition of Kichler is summarized in the following table, in millions.

	Initial	Revised
Receivables	$101	$101
Inventories	173	169
Other current assets	5	5
Property and equipment	33	33
Goodwill	46	55
Other intangible assets	243	240
Accounts payable	(24)	(24)
Accrued liabilities	(25)	(27)
Other liabilities	(4)	(4)
Total	$548	$548

The goodwill acquired, which is generally tax deductible, is related primarily to the operational and financial synergies we expect to derive from combining Kichler's operations into our business, as well as the assembled workforce. The other intangible assets acquired consist of $59 million of indefinite-lived intangible assets, which is related to trademarks, and $181 million of definite-lived intangible assets. The definite-lived intangible assets consist of $145 million related to customer relationships, which is being amortized on a straight-line basis over 20 years, and $36 million of other definite-lived intangible assets, which is being amortized over a weighted-average amortization period of 3 years.

C. DIVESTITURES

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

D. REVENUE

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

Our revenues are derived primarily from sales to customers in North America and Internationally, principally Europe. Net sales from these geographic markets, by segment, were as follows, in millions:

	Three Months Ended June 30, 2018
	Plumbing Products	Decorative Architectural Products	Cabinetry Products	Windows and Other Specialty Products	Total
Primary geographic markets:
North America	$647	$806	$268	$151	$1,872
International, principally Europe	385	—	—	40	425
Total	$1,032	$806	$268	$191	$2,297

	Six Months Ended June 30, 2018
	Plumbing Products	Decorative Architectural Products	Cabinetry Products	Windows and Other Specialty Products	Total
Primary geographic markets:
North America	$1,252	$1,351	$485	$300	$3,388
International, principally Europe	751	—	—	78	829
Total	$2,003	$1,351	$485	$378	$4,217

	Three Months Ended June 30, 2017
	Plumbing Products	Decorative Architectural Products	Cabinetry Products	Windows and Other Specialty Products	Total
Primary geographic markets:
North America	$605	$661	$238	$164	$1,668
International, principally Europe	344	—	13	41	398
Total	$949	$661	$251	$205	$2,066

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

D. REVENUE (Concluded)

	Six Months Ended June 30, 2017
	Plumbing Products	Decorative Architectural Products	Cabinetry Products	Windows and Other Specialty Products	Total
Primary geographic markets:
North America	$1,162	$1,157	$457	$304	$3,080
International, principally Europe	659	—	25	80	764
Total	$1,821	$1,157	$482	$384	$3,844

We provide customer programs and incentive offerings, including special pricing and co-operative advertising arrangements, promotions and other volume-based incentives. These customer programs and incentives are considered variable consideration. We include in revenue variable consideration only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the variable consideration is resolved. This determination is made based upon known customer program and incentive offerings at the time of sale, and expected sales volume forecasts as it relates to our volume-based incentives. This determination is updated each reporting period. We recognized $6 million and $3 million for the three-month and six-month periods ended June 30, 2018, respectively, and $8 million and $7 million for the three-month and six-month periods ended June 30, 2017, respectively, of revenue related to performance obligations settled in previous periods.

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

We record contract assets for items for which we have satisfied our performance obligation but our receipt of payment is contingent upon delivery or other circumstances other than the passage of time. Our contract assets are recorded in prepaid expenses and other in our condensed consolidated balance sheets. Our contract assets generally become unconditional and are reclassified to receivables in the quarter subsequent to each balance sheet date. Our contract asset balance was $14 million and $11 million at June 30, 2018 and December 31, 2017, respectively.

We record contract liabilities primarily for deferred revenue. Our contract liabilities are recorded in accrued liabilities in our condensed consolidated balance sheets. Our contract liabilities are generally recognized to net sales in the immediately subsequent reporting period. Our contract liability balance was $13 million and $32 million at June 30, 2018 and December 31, 2017, respectively.

E. DEPRECIATION AND AMORTIZATION

Depreciation and amortization expense was $74 million and $64 million for the six-month periods ended June 30, 2018 and 2017, respectively.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

F. GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the six-month period ended June 30, 2018, by segment, were as follows, in millions:

	Gross Goodwill At June 30, 2018	Accumulated Impairment Losses	Net Goodwill At June 30, 2018
Plumbing Products	$569	$(340)	$229
Decorative Architectural Products	349	(75)	274
Cabinetry Products	181	—	181
Windows and Other Specialty Products	717	(511)	206
Total	$1,816	$(926)	$890

	Gross Goodwill At December 31, 2017	Accumulated Impairment Losses	Net Goodwill At December 31, 2017	Additions (A)	Other (B)	Net Goodwill At June 30, 2018
Plumbing Products	$574	$(340)	$234	$—	$(5)	$229
Decorative Architectural Products	294	(75)	219	55	—	274
Cabinetry Products	181	—	181	—	—	181
Windows and Other Specialty Products	718	(511)	207	—	(1)	206
Total	$1,767	$(926)	$841	$55	$(6)	$890

(A)    Additions consist of acquisitions.

(B)	Other consists of the effect of foreign currency translation.

The carrying value of our other indefinite-lived intangible assets was $199 million and $140 million at June 30, 2018 and December 31, 2017, respectively, and principally included registered trademarks. The carrying value of our definite-lived intangible assets was $218 million (net of accumulated amortization of $18 million) and $47 million (net of accumulated amortization of $10 million) at June 30, 2018 and December 31, 2017, respectively, and principally included customer relationships. The increase in our indefinite-lived intangible assets and definite-lived intangible assets is primarily a result of our acquisition of Kichler.

G. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

We are exposed to global market risk as part of our normal, daily business activities. To manage these risks, we enter into various derivative contracts. These contracts may include interest rate swap agreements and foreign currency contracts. We review our hedging program, derivative positions and overall risk management on a regular basis.

Interest Rate Swap Agreements. In 2012, in connection with the issuance of $400 million of debt, we terminated the interest rate swap hedge relationships that we had entered into in 2011. These interest rate swaps were designated as cash flow hedges and effectively fixed interest rates on the forecasted debt issuance to variable rates based on 3-month LIBOR. Upon termination, the ineffective portion of the cash flow hedges of an approximate $2 million loss was recognized in our consolidated statement of operations in other, net, within other income (expense), net. The remaining loss of approximately $23 million from the termination of these swaps is being amortized as an increase to interest expense over the remaining term of the debt, through March 2022. At June 30, 2018, the balance remaining in accumulated other comprehensive loss was $7 million (pre-tax).

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

G. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (Concluded)

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

The pre-tax gains (losses) included in our condensed consolidated statements of operations were as follows, in millions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Foreign currency contracts:
Exchange contracts	$1	$—	$1	$—
Forward contracts	1	—	—	—
Interest rate swaps	(1)	(3)	(1)	(3)
Total loss	$1	$(3)	$—	$(3)

We present our derivatives net by counterparty, due to the right of offset under master netting arrangements in the condensed consolidated balance sheets. The notional amounts being hedged and the fair value of those derivative instruments are as follows, in millions:

	At June 30, 2018
	Notional Amount	Balance Sheet
Foreign currency contracts:
Exchange contracts	$12
Receivables		$—
Forward contracts	20
Receivables		—
Accrued liabilities		—

	At December 31, 2017
	Notional Amount	Balance Sheet
Foreign currency contracts:
Exchange contracts	$14
Accrued liabilities		$—
Forward contracts	43
Receivables		—
Accrued liabilities		—

The fair value of all foreign currency contracts is estimated on a recurring basis, quarterly, using Level 2 inputs (significant other observable inputs).

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

H. WARRANTY LIABILITY

Changes in our warranty liability were as follows, in millions:

	Six Months Ended June 30, 2018	Twelve Months Ended December 31, 2017
Balance at January 1	$205	$192
Accruals for warranties issued during the period	40	63
Accruals related to pre-existing warranties	1	9
Settlements made (in cash or kind) during the period	(32)	(59)
Other, net (including currency translation)	(2)	—
Balance at end of period	$212	$205

I. DEBT

On April 16, 2018, we repaid and retired all of our $114 million, 6.625% Notes on the scheduled repayment date.

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

The Amended Credit Agreement provides for an unsecured revolving credit facility available to us and one of our foreign subsidiaries, in U.S. dollars, European euros and certain other currencies. Borrowings under the revolver denominated in euros are limited to $500 million, equivalent. We can also borrow swingline loans up to $75 million and obtain letters of credit of up to $100 million; outstanding letters of credit under the Amended Credit Agreement reduce our borrowing capacity. At June 30, 2018, we had no outstanding standby letters of credit under the Amended Credit Agreement.

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

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

I. DEBT (Concluded)

In order for us to borrow under the Amended Credit Agreement, there must not be any default in our covenants in the Amended Credit Agreement (i.e., in addition to the two financial covenants, principally limitations on subsidiary debt, negative pledge restrictions, legal compliance requirements and maintenance of properties and insurance) and our representations and warranties in the Amended Credit Agreement must be true in all material respects on the date of borrowing (i.e., principally no material adverse change or litigation likely to result in a material adverse change, since December 31, 2014, in each case, no material ERISA or environmental non-compliance, and no material tax deficiency). We were in compliance with all covenants and no borrowings were outstanding at June 30, 2018.

Fair Value of Debt. The fair value of our short-term and long-term fixed-rate debt instruments is based principally upon modeled market prices for the same or similar issues, which are Level 1 inputs. The aggregate estimated market value was approximately $3.0 billion at June 30, 2018, which equaled the aggregate carrying value of short-term and long-term debt at that date. The aggregate estimated market value of short-term and long-term debt was approximately $3.3 billion, compared with the aggregate carrying value of $3.1 billion, at December 31, 2017.

J. STOCK-BASED COMPENSATION

Our 2014 Long Term Stock Incentive Plan provides for the issuance of stock-based incentives in various forms to our employees and non-employee Directors. At June 30, 2018, outstanding stock-based incentives were in the form of long-term stock awards, stock options, restricted stock units, phantom stock awards and stock appreciation rights.

Pre-tax compensation expense for these stock-based incentives was as follows, in millions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Long-term stock awards	$7	$7	$12	$13
Stock options	1	1	2	2
Restricted stock units	1	1	2	1
Phantom stock awards and stock appreciation rights	(1)	3	(1)	5
Total	$8	$12	$15	$21

Long-Term Stock Awards. Long-term stock awards are granted to our key employees and non-employee Directors and do not cause net share dilution inasmuch as we continue the practice of repurchasing and retiring an equal number of shares in the open market. We granted 629,970 shares of long-term stock awards in the six-month period ended June 30, 2018.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

J. STOCK-BASED COMPENSATION (Continued)

Our long-term stock award activity was as follows, shares in millions:

	Six Months Ended June 30,
	2018	2017
Unvested stock award shares at January 1	3	4
Weighted average grant date fair value	$24	$20

Stock award shares granted	1	1
Weighted average grant date fair value	$42	$34

Stock award shares vested	1	2
Weighted average grant date fair value	$21	$18

Stock award shares forfeited	—	—
Weighted average grant date fair value	$30	$24

Unvested stock award shares at June 30	3	3
Weighted average grant date fair value	$30	$24

There was $56 million of total unrecognized compensation expense related to unvested stock awards at both June 30, 2018 and 2017; such awards had a weighted average remaining vesting period of three years at both June 30, 2018 and 2017.

The total market value (at the vesting date) of stock award shares which vested during the six-month periods ended June 30, 2018 and 2017 was $54 million and $41 million, respectively.

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

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

J. STOCK-BASED COMPENSATION (Continued)

We granted 385,220 shares of stock options in the six-month period ended June 30, 2018 with a grant date weighted-average exercise price of approximately $42 per share. In the six-month period ended June 30, 2018, 68,927 shares of stock options were forfeited (including options that expired unexercised).

Our stock option activity was as follows, shares in millions:

	Six Months Ended June 30,
	2018	2017
Option shares outstanding, January 1	5	7
Weighted average exercise price	$16	$15

Option shares granted	—	—
Weighted average exercise price	$42	$34

Option shares exercised	1	1
Aggregate intrinsic value on date of exercise (A)	$36 million	$33 million
Weighted average exercise price	$12	$15

Option shares forfeited	—	—
Weighted average exercise price	$31	$—

Option shares outstanding, June 30	4	6
Weighted average exercise price	$19	$16
Weighted average remaining option term (in years)	5	4

Option shares vested and expected to vest, June 30	4	6
Weighted average exercise price	$19	$16
Aggregate intrinsic value (A)	$82 million	$130 million
Weighted average remaining option term (in years)	5	4

Option shares exercisable (vested), June 30	3	4
Weighted average exercise price	$15	$13
Aggregate intrinsic value (A)	$74 million	$113 million
Weighted average remaining option term (in years)	4	3

(A)	Aggregate intrinsic value is calculated using our stock price at each respective date, less the exercise price (grant date price), multiplied by the number of shares.

At June 30, 2018 and 2017, there was $10 million and $9 million, respectively, of unrecognized compensation expense (using the Black-Scholes option pricing model at the grant date) related to unvested stock options; such options had a weighted average remaining vesting period of three years at both June 30, 2018 and 2017.

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

Restricted Stock Units. Under the Long Term Incentive Program, we granted restricted stock units to certain senior executives. These restricted stock units vest and share awards are issued at no cost to the employees, subject to our achievement of specified return on invested capital performance goals over a three-year period that have been established by our Organization and Compensation Committee for the performance period and the recipient's continued employment through the share award date. We granted 113,260 restricted stock units in the six-month period ended June 30, 2018, with a grant date fair value of approximately $42 per share, and 124,780 restricted stock units in the six-month period ended June 30, 2017, with a grant date fair value of approximately $34 per share. During the six-month period ended June 30, 2018, 11,600 restricted stock units were forfeited.

K. EMPLOYEE RETIREMENT PLANS

Net periodic pension cost for our defined-benefit pension plans, with the exception of service cost, is recorded in other income (expense), net, in our condensed consolidated statement of operations. Net periodic pension cost for our defined-benefit pension plans was as follows, in millions:

	Three Months Ended June 30,
	2018		2017
	Qualified	Non-Qualified	Qualified	Non-Qualified
Service cost	$—	$—	$—	$—
Interest cost	10	2	13	2
Expected return on plan assets	(12)	—	(12)	—
Amortization of net loss	5	—	5	—
Net periodic pension cost	$3	$2	$6	$2

	Six Months Ended June 30,
	2018		2017
	Qualified	Non-Qualified	Qualified	Non-Qualified
Service cost	$1	$—	$1	$—
Interest cost	20	3	25	3
Expected return on plan assets	(24)	—	(24)	—
Amortization of net loss	9	1	10	1
Net periodic pension cost	$6	$4	$12	$4

As of January 1, 2010, substantially all of our domestic and foreign qualified and domestic non-qualified defined-benefit pension plans were frozen to future benefit accruals.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

L. RECLASSIFICATIONS FROM ACCUMULATED OTHER COMPREHENSIVE LOSS

The reclassifications from accumulated other comprehensive loss to the condensed consolidated statements of operations were as follows, in millions:

	Amounts Reclassified
Accumulated Other Comprehensive Loss	Three Months Ended June 30,		Six Months Ended June 30,		Statement of Operations Line Item
	2018	2017	2018	2017
Amortization of defined-benefit pension and other postretirement benefits:
Actuarial losses, net	$5	$5	$10	$11	Other income (expense), net
Tax benefit	(2)	(2)	(2)	(4)
Net of tax	$3	$3	$8	$7

Interest rate swaps	$1	$3	$1	$3	Interest expense
Tax (benefit)	—	(1)	—	(1)
Net of tax	$1	$2	$1	$2

In addition to the amounts reclassified above, upon adopting ASU 2018-02 in the first quarter of 2018, we reclassified $59 million of the disproportionate tax benefit relating to various defined-benefit plans from accumulated other comprehensive loss to retained deficit. Refer to Note A for additional information.

M. SEGMENT INFORMATION

Information by segment and geographic area was as follows, in millions:

	Three Months Ended June 30,				Six Months Ended June 30,
	2018	2017	2018	2017	2018	2017	2018	2017
	Net Sales (A)		Operating Profit (Loss)		Net Sales(A)		Operating Profit (Loss)
Operations by segment:
Plumbing Products	$1,032	$949	$194	$200	$2,003	$1,821	$357	$362
Decorative Architectural Products	806	661	145	149	1,351	1,157	234	243
Cabinetry Products	268	251	33	31	485	482	39	47
Windows and Other Specialty Products	191	205	8	18	378	384	12	26
Total	$2,297	$2,066	$380	$398	$4,217	$3,844	$642	$678
Operations by geographic area:
North America	$1,872	$1,668	$323	$340	$3,388	$3,080	$541	$578
International, principally Europe	425	398	57	58	829	764	101	100
Total	$2,297	$2,066	380	398	$4,217	$3,844	642	678
General corporate expense, net			(22)	(26)			(40)	(49)
Operating profit			358	372			602	629
Other income (expense), net			(46)	(110)			(90)	(157)
Income before income taxes			$312	$262			$512	$472

(A)	Inter-segment sales were not material.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

N. OTHER INCOME (EXPENSE), NET

Other, net, which is included in other income (expense), net, was as follows, in millions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Gain on sale of business	$—	$49	$—	$49
Income from cash and cash investments and short-term bank deposits	—	1	2	2
Equity investment income, net	2	1	2	1
Realized gains from private equity funds	—	1	—	2
Foreign currency transaction losses	(5)	(1)	(6)	—
Net periodic pension and post-retirement benefit cost	(5)	(8)	(9)	(15)
Total other, net	$(8)	$43	$(11)	$39

O. INCOME PER COMMON SHARE

Reconciliations of the numerators and denominators used in the computations of basic and diluted income per common share were as follows, in millions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Numerator (basic and diluted):
Net income	$211	$163	$360	$301
Less: Allocation to unvested restricted stock awards	1	2	3	3
Net income available to common shareholders	$210	$161	$357	$298

Denominator:
Basic common shares (based upon weighted average)	306	315	308	316
Add: Stock option dilution	3	4	3	4
Diluted common shares	309	319	311	320

For the three-month and six-month periods ended June 30, 2018 and 2017, we allocated dividends and undistributed earnings to the unvested restricted stock awards.

Additionally, 675,000 and 606,000 common shares for the three-month and six-month periods ended June 30, 2018, respectively, and 397,000 and 310,000 common shares for the three-month and six-month periods ended June 30, 2017, respectively, related to stock options were excluded from the computation of diluted income per common share due to their antidilutive effect.

In May 2017, our Board of Directors authorized the repurchase, for retirement, of up to $1.5 billion of shares of our common stock in open-market transactions or otherwise, replacing the previous Board of Directors authorization established in 2014. In the first six months of 2018, we repurchased and retired 6.7 million shares of our common stock (including 0.6 million shares to offset the dilutive impact of long-term stock awards granted in the first half of the year). At June 30, 2018, we had $1.0 billion remaining under the 2017 authorization.

On the basis of amounts paid (declared), cash dividends per common share were $0.105 ($0.105) and $0.210 ($0.210) for the three-month and six-month periods ended June 30, 2018, respectively, and $0.100 ($0.100) and $0.200 ($0.200) for the three-month and six-month periods ended June 30, 2017, respectively.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Concluded)

P. OTHER COMMITMENTS AND CONTINGENCIES

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

Q. INCOME TAXES

Our effective tax rate was 28 percent and 25 percent for the three-month and six-month periods ended June 30, 2018, respectively. Our tax rate was higher than our 2018 statutory tax rate of 21 percent for these periods due primarily to an increase from state and local taxes, net of U.S. Federal tax benefit, of four percent and an increase from U.S. and foreign taxes on foreign earnings of three percent. The higher tax rate for the six-month period ended June 30, 2018 was partially offset by a decrease from an income tax benefit on stock-based compensation of three percent.

Our effective tax rate was 33 percent and 31 percent for the three-month and six-month periods ended June 30, 2017, respectively. Our tax rate was lower than our 2017 statutory tax rate of 35 percent for these periods due primarily to a decrease from an income tax benefit on stock-based compensation of four percent and a decrease from lower foreign taxes on foreign earnings of one percent and two percent, respectively. These decreases were partially offset by an increase from state and local taxes, net of U.S. Federal tax benefit, of three percent and two percent, respectively.

MASCO CORPORATION
Item 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SECOND QUARTER 2018 AND THE FIRST SIX MONTHS 2018 VERSUS SECOND QUARTER 2017 AND THE FIRST SIX MONTHS 2017

SALES AND OPERATIONS

The following table sets forth our net sales and operating profit margins by business segment and geographic area, dollars in millions:

	Three Months Ended June 30,		Percent Change
	2018	2017	2018 vs. 2017
Net Sales:
Plumbing Products	$1,032	$949	9%
Decorative Architectural Products	806	661	22%
Cabinetry Products	268	251	7%
Windows and Other Specialty Products	191	205	(7)%
Total	$2,297	$2,066	11%

North America	$1,872	$1,668	12%
International, principally Europe	425	398	7%
Total	$2,297	$2,066	11%

	Six Months Ended June 30,		Percent Change
	2018	2017	2018 vs. 2017
Net Sales:
Plumbing Products	$2,003	$1,821	10%
Decorative Architectural Products	1,351	1,157	17%
Cabinetry Products	485	482	1%
Windows and Other Specialty Products	378	384	(2)%
Total	$4,217	$3,844	10%

North America	$3,388	$3,080	10%
International, principally Europe	829	764	9%
Total	$4,217	$3,844	10%

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Operating Profit Margins: (A)
Plumbing Products	18.8%	21.1%	17.8%	19.9%
Decorative Architectural Products	18.0%	22.5%	17.3%	21.0%
Cabinetry Products	12.3%	12.4%	8.0%	9.8%
Windows and Other Specialty Products	4.2%	8.8%	3.2%	6.8%

North America	17.3%	20.4%	16.0%	18.8%
International, principally Europe	13.4%	14.6%	12.2%	13.1%
Total	16.5%	19.3%	15.2%	17.6%
Total operating profit margin, as reported	15.6%	18.0%	14.3%	16.4%

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

The following discussion of consolidated results of operations and segment results refers to the three-month and six-month periods ended June 30, 2018 compared to the same periods of 2017.

NET SALES

Net sales increased 11 percent and 10 percent for the three-month and six-month periods ended June 30, 2018, respectively. Excluding acquisitions, divestitures and the favorable effect of currency translation, net sales increased six percent and five percent for the three-month and six-month periods ended June 30, 2018, respectively. The following table reconciles reported net sales to net sales, excluding acquisitions, divestitures and the effect of currency translation, in millions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net sales, as reported	$2,297	$2,066	$4,217	$3,844
Acquisitions	(115)	—	(153)	—
Divestitures	—	(30)	—	(54)
Net sales, excluding acquisitions and divestitures	2,182	2,036	4,064	3,790
Currency translation	(29)	—	(78)	—
Net sales, excluding acquisitions, divestitures and the effect of currency translation	$2,153	$2,036	$3,986	$3,790

North American net sales increased 12 percent and 10 percent for the three-month and six-month periods ended June 30, 2018, respectively. Net sales were positively impacted by increased sales volume of plumbing products, cabinets, paints and other coating products and builders' hardware, which, in aggregate, increased sales by five percent for the three-month period ended June 30, 2018. These same drivers, as well as increased sales volume of windows, in aggregate, increased sales by four percent for the six-month period ended June 30, 2018. Net selling price increases of paints and other coating products, cabinets and windows also increased sales by two percent and one percent for the three-month and six-month periods ended June 30, 2018, respectively. The acquisitions of Kichler and Mercury Plastics, Inc. ("Mercury Plastics") increased sales by seven percent and five percent for the three-month and six-month periods ended June 30, 2018, respectively. Such increases were partially offset by the divestiture of Arrow Fastener Co., LLC ("Arrow") which decreased sales by one percent for both the three-month and six-month periods ended June 30, 2018.

International net sales increased seven percent and nine percent for the three-month and six-month periods ended June 30, 2018, respectively, due primarily to a weaker U.S. dollar. In local currencies (including sales in currencies outside their respective functional currencies), net sales were flat and decreased one percent for the three-month and six-month periods ended June 30, 2018, respectively. Net sales were positively impacted by increased sales volume of plumbing products and net selling price increases of plumbing products and windows which, in aggregate, increased sales by five percent for both the three-month and six-month periods ended June 30, 2018. Such increases were offset by the divestiture of Moores Furniture Group Limited ("Moores") in the fourth quarter of 2017, which decreased sales by three percent for both the three-month and six-month periods ended June 30, 2018. Decreased sales volume of windows and, for the six-month period only, unfavorable sales mix of plumbing products also decreased sales, in aggregate, by one percent and two percent for the three-month and six-month periods ended June 30, 2018, respectively.

Net sales in the Plumbing Products segment increased nine percent and 10 percent for the three-month and six-month periods ended June 30, 2018, respectively, due to increased sales volume of both North American and International operations, which increased sales by six percent for both the three-month and six-month periods ended June 30, 2018. Foreign currency translation further increased net sales by three percent and four percent for the three-month and six-month periods ended June 30, 2018, respectively, primarily due to the weaker U.S. dollar. The acquisition of Mercury Plastics increased sales by one percent for both the three-month and six-month periods ended June 30, 2018. Such increases were partially offset by unfavorable sales mix of North American operations and, for the six-month period only, International operations, which, in aggregate, decreased sales by one percent for both the three-month and six-month periods ended June 30, 2018.

Net sales in the Decorative Architectural Products segment increased 22 percent and 17 percent for the three-month and six-month periods ended June 30, 2018, respectively, due primarily to the acquisition of Kichler in March 2018, which increased sales by 16 percent and 12 percent for the three-month and six-month periods ended June 30, 2018, respectively. Net sales also increased due to increased sales volume of paints and other coatings products and builders' hardware, and net selling price increases of paints and other coating products.

Net sales in the Cabinetry Products segment increased seven percent and one percent for the three-month and six-month periods ended June 30, 2018, due to increased sales volume which increased sales by nine percent and three percent for the three-month and six-month periods ended June 30, 2018, respectively. Net selling price increases and, for the six-month period only, favorable sales mix, further increased sales, in aggregate, by three percent for both the three-month and six-month periods ended June 30, 2018. These increases were partially offset by the divestiture of Moores, which decreased sales by five percent for both the three-month and six-month periods ended June 30, 2018.

Net sales in the Windows and Other Specialty Products segment decreased seven percent and two percent for the three-month and six-month periods ended June 30, 2018, respectively, due primarily to the divestiture of Arrow in the second quarter of 2017 which decreased sales by eight percent for both the three-month and six-month periods ended June 30, 2018. Decreased sales volume of international windows also decreased sales by two percent and three percent for the three-month and six-month periods ended June 30, 2018, respectively. Such decreases were partially offset by increased sales volume and favorable sales mix of North American windows, which, in aggregate, increased sales by five percent for the six-month period ended June 30, 2018. Net selling prices increases also increased sales by two percent for both the three-month and six-month periods ended June 30, 2018. Foreign currency translation also increased sales by one percent and two percent for the three-month and six-month periods ended June 30, 2018, respectively.

OPERATING MARGINS

Our gross profit margins were 32.7 percent and 32.5 percent for the three-month and six-month periods ended June 30, 2018, respectively, compared with 36.1 percent and 35.1 percent for the comparable periods of 2017. Gross profit margins were negatively affected by the partial recognition of the inventory step up adjustment established as part of the acquisition of Kichler, an unfavorable relationship between net selling prices and commodity costs, unfavorable sales mix, an increase in strategic growth initiatives, and an increase in other expenses, such as logistics costs. These negative impacts were partially offset by increased sales volume.

Selling, general and administrative expenses, as a percentage of sales, were 17.1 percent and 18.2 percent for the three-month and six-month periods ended June 30, 2018, respectively, compared to 18.1 percent and 18.8 percent. The decrease in selling, general and administrative expenses, as a percentage of sales, was driven by improved leverage of fixed expenses, due primarily to increased sales volume.

Operating margins in the Plumbing Products segment for the three-month and six-month periods ended June 30, 2018 were negatively impacted by an unfavorable relationship between net selling prices and commodity costs, unfavorable sales mix, higher depreciation expense, and an increase in other expenses, such as headcount and salaries, logistics costs and Enterprise Resource Planning system costs. These negative impacts were partially offset by increased sales volume and the benefits associated with cost savings initiatives.

Operating margins in the Decorative Architectural Products segment for the three-month and six-month periods ended June 30, 2018 were negatively impacted by the partial recognition of the inventory step up adjustment established as part of the acquisition of Kichler and increased depreciation and amortization expense. For the six-month period only, operating margin was also negatively impacted by investments in strategic growth initiatives as well as other expenses, including legal costs. These negative impacts were partially offset by increased sales volume and benefits associated with cost savings initiatives of paints and other coating products and builders' hardware.

Operating margins in the Cabinetry Products segment for the three-month and six-month periods ended June 30, 2018 were negatively impacted by unfavorable sales mix, program launch and display expenses, and an increase in other expenses, such as logistics costs. These negative impacts were partially offset by increased sales volume, the divestiture of Moores, and benefits associated with cost savings initiatives.

Operating margins in the Windows and Other Specialty Products segment for the three-month and six-month periods ended June 30, 2018 were negatively impacted by an increase in other expenses, such as warranty and related service costs and higher labor costs, which have more than offset benefits associated with cost savings initiatives. The divestiture of Arrow in the second quarter of 2017 also negatively impacted operating margins. These negative impacts were partially offset by a favorable relationship between net selling price and commodity costs.

OTHER INCOME (EXPENSE), NET

Interest expense for the three-month and six-month periods ended June 30, 2018 was $38 million and $79 million, respectively, compared to $153 million and $196 million for the three-month and six-month periods ended June 30, 2017. Interest expense decreased due to $107 million of debt extinguishment costs in 2017, which was recorded as additional interest expense, combined with refinancing certain debt at more favorable interest rates and the retirement of all of our all of our $114 million, 6.625% Notes in the second quarter of 2018.

Other, net, for the three-month and six-month periods ended June 30, 2018 included $5 million and $9 million, respectively, of net periodic pension and post-retirement benefit cost, $5 million and $6 million, respectively, of foreign currency transaction losses, and $2 million of earnings related to equity method investments. Other, net, for the three-month and six-month periods ended June 30, 2017 included $49 million of gains related to the sale of Arrow, $8 million and $15 million, respectively, of net periodic pension and post-retirement benefit cost, $1 million and $2 million, respectively, of distributions from private equity funds, and $1 million of earnings related to equity method investments. The three-month period ended June 30, 2017 also included $1 million of foreign currency transaction losses.

INCOME PER COMMON SHARE — ATTRIBUTABLE TO MASCO CORPORATION

Income for the three-month and six-month periods ended June 30, 2018 was $211 million and $360 million, respectively, compared with $163 million and $301 million, respectively, for the comparable periods of 2017. Diluted income per common share for the three-month and six-month periods ended June 30, 2018 was $.68 and $1.15, respectively, per common share, compared with $.51 and $.93, respectively, per common share for the comparable periods of 2017.

Our effective tax rate of 28 percent for the three-month period ended June 30, 2018 was higher than our normalized tax rate of 26 percent due primarily to $3 million of income tax expense resulting from enacted state and local tax law changes. Our effective tax rate of 25 percent for the six-month period ended June 30, 2018 was lower than our normalized tax rate of 26 percent due primarily to $10 million of income tax benefit on stock-based compensation, partially offset by $3 million of income tax expense resulting from enacted state and local tax law changes.

Our effective tax rate of 33 percent and 31 percent for the three-month and six-month periods ended June 30, 2017, respectively, was lower than our normalized tax rate of 34 percent due primarily to an income tax benefit on stock-based compensation of $10 million and $17 million, respectively, and, for the six-month period only, an income tax benefit on uncertain tax positions resulting from the expiration of applicable statutes of limitation of $3 million.

OTHER FINANCIAL INFORMATION

Our current ratio was 1.7 to 1 and 2.0 to 1 at June 30, 2018 and December 31, 2017, respectively. The decrease in our current ratio is due primarily to the cash on hand we paid for our acquisition of Kichler, partially offset by the acquired working capital.

For the six-month period ended June 30, 2018, net cash provided by operating activities was $293 million.

For the six-month period ended June 30, 2018, net cash used for financing activities was $567 million, primarily due to $265 million for the repurchase and retirement of Company common stock (including 0.6 million shares repurchased to offset the dilutive impact of long-term stock awards granted in 2018), $114 million for the retirement of our 6.625% of Notes due April 15, 2018, $89 million for dividends paid to noncontrolling interests, $65 million for the payment of cash dividends, and $33 million for employee withholding taxes paid on stock-based compensation.

For the six-month period ended June 30, 2018, net cash used for investing activities was $544 million, primarily due to $548 million for the acquisition of Kichler, net of cash acquired, and $103 million used for capital expenditures, offset by $108 million in proceeds from the disposition of short-term bank deposits.

Our cash, cash investments and short-term bank deposits were $384 million and $1.3 billion at June 30, 2018 and December 31, 2017, respectively. Our cash and cash investments consist of overnight interest bearing money market demand accounts, time deposit accounts, and money market mutual funds containing government securities and treasury obligations. Our short-term bank deposits consist of time deposits with maturities of 12 months or less.

Of the $384 million and $1.3 billion of cash, cash investments and short-term bank deposits held at June 30, 2018 and December 31, 2017, $197 million and $759 million, respectively, was held in our foreign subsidiaries. If these funds were needed for our operations in the U.S., their repatriation into the U.S. would not result in significant additional U.S. income tax or foreign withholding tax, as we have recorded such taxes on substantially all undistributed foreign earnings, except for those that are legally restricted.

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

The Amended Credit Agreement contains financial covenants requiring us to maintain (A) a maximum net leverage ratio, as adjusted for certain items, of 4.0 to 1.0, and (B) a minimum interest coverage ratio, as adjusted for certain items, equal to or greater than 2.5 to 1.0. All amounts borrowed during the quarter to temporarily fund our working capital needs were repaid in the quarter.  We were in compliance with all covenants and no borrowings were outstanding under our Amended Credit Agreement at June 30, 2018.

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

OUTLOOK FOR THE COMPANY

We continue to successfully execute our long-term growth strategies by leveraging our strong brand portfolio, industry-leading positions and Masco Operating System, our methodology to drive growth and productivity. We believe the fundamentals of our industry remain strong and support our long-term growth. We believe that our strong financial position and cash flow generation, together with our current strategy of investing in our industry-leading branded building products, our continued focus on innovation and our commitment to operational excellence, the active management of our portfolio and disciplined capital allocation will allow us to drive long-term growth and create value for our shareholders.

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

MASCO CORPORATION
Item 4.
CONTROLS AND PROCEDURES

a.     Evaluation of Disclosure Controls and Procedures.

The Company’s principal executive officer and principal financial officer have concluded, based on an evaluation of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15 that, as of June 30, 2018, the Company's disclosure controls and procedures were effective.

b.     Changes in Internal Control over Financial Reporting.

During the second quarter of 2018, we implemented a new Enterprise Resource Planning ("ERP") system at Delta Faucet Company ("Delta"). The system implementation was designed, in part, to enhance the overall system of internal control over financial reporting through further automation and to improve business processes, and was not in response to any identified deficiency or weakness in the Company's internal control over financial reporting. This system implementation was significant in scale and complexity and has resulted in modification to certain internal controls at Delta. All controls are currently operating as intended.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding the repurchase of Company common stock for the three-month period ended June 30, 2018 under the 2017 share repurchase authorization:

Period	Total Number Of Shares Purchased	Average Price Paid Per Common Share	Total Number Of Shares Purchased As Part Of Publicly Announced Plans or Programs	Maximum Value Of Shares That May Yet Be Purchased Under The Plans Or Programs
4/1/18-4/30/18	1,350,879	$37.93	1,350,879	$1,088,274,281
5/1/18-5/31/18	922,100	$37.94	922,100	1,053,291,488
6/1/18-6/30/18	754,993	$37.92	754,993	1,024,665,461
Total for the period	3,027,972	$37.93	3,027,972	$1,024,665,461

MASCO CORPORATION

PART II.  OTHER INFORMATION, Continued

Item 6. Exhibits

12	–	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

31a	–	Certification by Chief Executive Officer Required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934

31b	–	Certification by Chief Financial Officer Required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934

32	–	Certification Required by Rule 13a-14(b) or 15d-14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code

101	–	Interactive Data File

MASCO CORPORATION

PART II.  OTHER INFORMATION, Concluded

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MASCO CORPORATION

By:	/s/ John G. Sznewajs
Name: John G. Sznewajs
Title: Vice President, Chief Financial Officer

July 31, 2018