Form 10-Q
period 2018-09-30
MASCO CORP /DE/
filed 2018-10-30
CIK 62996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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
☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes   ☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at September 30, 2018
Common stock, par value $1.00 per share	305,498,347

MASCO CORPORATION

INDEX

MASCO CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

September 30, 2018 and December 31, 2017
(In Millions, Except Share Data)

	September 30, 2018	December 31, 2017
ASSETS
Current Assets:
Cash and cash investments	$569	$1,194
Short-term bank deposits	—	108
Receivables	1,298	1,066
Prepaid expenses and other	118	111
Inventories:
Finished goods	578	402
Raw material	318	277
Work in process	109	105
	1,005	784
Total current assets	2,990	3,263
Property and equipment, net	1,211	1,129
Goodwill	896	841
Other intangible assets, net	412	187
Other assets	101	114
Total assets	$5,610	$5,534

LIABILITIES
Current Liabilities:
Accounts payable	$1,040	$824
Notes payable	2	116
Accrued liabilities	711	727
Total current liabilities	1,753	1,667
Long-term debt	2,971	2,969
Other liabilities	679	715
Total liabilities	5,403	5,351

Commitments and contingencies (Note P)

EQUITY
Masco Corporation's shareholders' equity:
Common shares, par value $1 per share Authorized shares: 1,400,000,000; Issued and outstanding: 2018 – 303,100,000; 2017 – 310,400,000	303	310
Preferred shares authorized: 1,000,000; Issued and outstanding: 2018 and 2017 – None	—	—
Paid-in capital	—	—
Retained deficit	(154)	(298)
Accumulated other comprehensive loss	(113)	(65)
Total Masco Corporation's shareholders' equity (deficit)	36	(53)
Noncontrolling interest	171	236
Total equity	207	183
Total liabilities and equity	$5,610	$5,534

See notes to condensed consolidated financial statements.

MASCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

For the Three and Nine Months Ended September 30, 2018 and 2017
(In Millions, Except Per Common Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net sales	$2,101	$1,945	$6,318	$5,789
Cost of sales	1,434	1,288	4,282	3,781
Gross profit	667	657	2,036	2,008
Selling, general and administrative expenses	367	348	1,134	1,070
Operating profit	300	309	902	938
Other income (expense), net:
Interest expense	(38)	(43)	(117)	(239)
Other, net	—	(2)	(11)	37
	(38)	(45)	(128)	(202)
Income before income taxes	262	264	774	736
Income tax expense	71	100	198	248
Net income	191	164	576	488
Less: Net income attributable to noncontrolling interest	11	12	36	35
Net income attributable to Masco Corporation	$180	$152	$540	$453

Income per common share attributable to Masco Corporation:
Basic:
Net income	$.59	$.48	$1.74	$1.42
Diluted:
Net income	$.58	$.48	$1.73	$1.41

See notes to condensed consolidated financial statements.

MASCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

For the Three and Nine Months Ended September 30, 2018 and 2017
(In Millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$191	$164	$576	$488
Less: Net income attributable to noncontrolling interest	11	12	36	35
Net income attributable to Masco Corporation	$180	$152	$540	$453
Other comprehensive income (loss), net of tax (Note L):
Cumulative translation adjustment	$1	$33	$(14)	$119
Interest rate swaps	—	—	1	2
Pension and other post-retirement benefits	4	4	12	11
Other comprehensive income (loss), net of tax	5	37	(1)	132
Less: Other comprehensive income (loss) attributable to noncontrolling interest	—	6	(12)	24
Other comprehensive income attributable to Masco Corporation	$5	$31	$11	$108
Total comprehensive income	$196	$201	$575	$620
Less: Total comprehensive income attributable to noncontrolling interest	11	18	24	59
Total comprehensive income attributable to Masco Corporation	$185	$183	$551	$561

See notes to condensed consolidated financial statements.

MASCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

For the Nine Months Ended September 30, 2018 and 2017
(In Millions)

	Nine Months Ended September 30,
	2018	2017
CASH FLOWS FROM (FOR) OPERATING ACTIVITIES:
Cash provided by operations	$729	$749
Increase in receivables	(182)	(232)
Increase in inventories	(62)	(136)
Increase in accounts payable and accrued liabilities, net	169	86
Net cash from operating activities	654	467

CASH FLOWS FROM (FOR) FINANCING ACTIVITIES:
Retirement of notes	(114)	(535)
Purchase of Company common stock	(354)	(312)
Cash dividends paid	(98)	(96)
Dividends paid to noncontrolling interest	(89)	(35)
Issuance of notes, net of issuance costs	—	593
Decrease in debt, net	(1)	—
Debt extinguishment costs	—	(104)
Proceeds from the exercise of stock options	8	—
Employee withholding taxes paid on stock-based compensation	(38)	(29)
Net cash for financing activities	(686)	(518)

CASH FLOWS FROM (FOR) INVESTING ACTIVITIES:
Capital expenditures	(160)	(113)
Acquisition of business, net of cash acquired	(549)	—
Proceeds from disposition of:
Business, net of cash disposed	—	128
Short-term bank deposits	108	206
Other financial investments	4	6
Property and equipment	3	6
Purchases of short-term bank deposits	—	(65)
Other, net	(7)	(11)
Net cash (for) from investing activities	(601)	157

Effect of exchange rate changes on cash and cash investments	8	45

CASH AND CASH INVESTMENTS:
(Decrease) increase for the period	(625)	151
At January 1	1,194	990
At September 30	$569	$1,141

See notes to condensed consolidated financial statements.

MASCO CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)

For the Nine Months Ended September 30, 2018 and 2017
(In Millions, Except Per Common Share Data)

	Total	Common Shares ($1 par value)	Paid-In Capital	Retained (Deficit) Earnings	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interest
Balance, January 1, 2017	$(103)	$318	$—	$(381)	$(235)	$195
Cumulative effect of adoption of new revenue recognition accounting standard	6			6
Adjusted balance, January 1, 2017	(97)	318	—	(375)	(235)	195
Total comprehensive income	620			453	108	59
Shares issued	(14)	2	(16)
Shares retired:
Repurchased	(312)	(8)	(6)	(298)
Surrendered (non-cash)	(15)	(1)		(14)
Cash dividends declared	(96)			(96)
Dividends paid to noncontrolling interest	(35)					(35)
Stock-based compensation	22		22
Balance, September 30, 2017	$73	$311	$—	$(330)	$(127)	$219

Balance, January 1, 2018	$183	$310	$—	$(298)	$(65)	$236
Reclassification of disproportionate tax effects (Refer to Note A)	—			59	(59)
Total comprehensive income	575			540	11	24
Shares issued	(11)	2	(5)	(8)
Shares retired:
Repurchased	(354)	(9)	(18)	(327)
Surrendered (non-cash)	(19)			(19)
Cash dividends declared	(101)			(101)
Dividends paid to noncontrolling interest	(89)					(89)
Stock-based compensation	23		23
Balance, September 30, 2018	$207	$303	$—	$(154)	$(113)	$171

See notes to condensed consolidated financial statements.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

A. ACCOUNTING POLICIES

In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments, of a normal recurring nature, necessary to fairly state our financial position at September 30, 2018, our results of operations and comprehensive income (loss) for the three-month and nine-month periods ended September 30, 2018 and 2017, and cash flows and changes in shareholders' equity for the nine-month periods ended September 30, 2018 and 2017. The condensed consolidated balance sheet at December 31, 2017 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

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

Recently Adopted Accounting Pronouncements. In May 2014, the Financial Accounting Standards Board ("FASB") issued a new standard for revenue recognition, Accounting Standards Codification ("ASC") 606. The purpose of ASC 606 is to provide a single, comprehensive revenue recognition model for all contracts with customers to improve comparability across industries. We adopted ASC 606 on January 1, 2018, under the full retrospective method of adoption. As a result of this adoption, net sales increased by $9 million and $19 million for the three-month and nine-month periods ended September 30, 2017, respectively, and operating profit (and income before income taxes) increased by $7 million and $11 million for the three-month and nine-month periods ended September 30, 2017, respectively, from what was previously reported. For full year 2017 and 2016, net sales decreased by $2 million and increased by $4 million, respectively, and operating profit (and income before income taxes) decreased by $1 million and increased by $2 million, respectively, from what was previously reported. We additionally have recasted our previously reported segment operating results at the end of this section.

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

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

A. ACCOUNTING POLICIES (Continued)

In March 2017, the FASB issued ASU 2017-07, "Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost," which modifies the presentation of net periodic pension and post-retirement benefit cost ("net benefit cost") in the income statement and the components eligible for capitalization as assets. ASU 2017-07 requires retrospective application for certain aspects of the standard. We adopted ASU 2017-07 on January 1, 2018. As a result of the adoption, we reclassified $7 million and $22 million of net benefit cost from operating profit to other income (expense), net, within our results of operations for the three-month and nine-month periods ended September 30, 2017, respectively. For full year 2017 and 2016, we reclassified $26 million and $32 million, respectively, of net benefit cost from operating profit to other income (expense), net, within our results of operations. We additionally have recasted our previously reported segment operating results at the end of this section. The adoption of the standard did not impact income before income taxes.

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

In February 2018, the FASB issued ASU 2018-02, "Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income," which permits a company to reclassify from accumulated other comprehensive income (loss) to retained earnings the disproportionate tax effects resulting from the Tax Cuts and Jobs Act of 2017 (“2017 Act”). We early adopted ASU 2018-02 on March 31, 2018. As a result of the adoption, in the first quarter of 2018 we decreased accumulated other comprehensive income (loss) and increased retained earnings (deficit) by the $59 million disproportionate tax effect caused by the 2017 Act.

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

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

A. ACCOUNTING POLICIES (Concluded)

Recently Issued Accounting Pronouncements. In February 2016, the FASB issued a new standard for leases, ASC 842, which changes the accounting model for identifying and accounting for leases. ASC 842 is effective for us for annual periods beginning January 1, 2019. We currently anticipate adopting the new standard using the optional transition method which allows for initial application of the new standard beginning at the adoption date. We expect this standard to increase our total assets and total liabilities; however, we are currently evaluating the magnitude of the impact. We do not expect the standard to have a material impact on our results of operations. In preparation for the adoption of the standard, we have procured a third-party software to track and manage our leases, substantially loaded lease data into the software, and trained our business units on the new standard and the use of the software.

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

In June 2018, the FASB issued ASU 2018-07, "Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting," which modifies the accounting for share-based payment awards issued to nonemployees to largely align it with the accounting for share-based payment awards issued to employees. ASU 2018-07 is effective for us for annual periods beginning January 1, 2019. We do not expect the adoption of the standard will impact our financial position or results of operations.

In August 2018, the FASB issued ASU 2018-15, "Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract," which allows for the capitalization of certain implementation costs incurred in a hosting arrangement that is a service contract. ASU 2018-15 allows for either retrospective adoption or prospective adoption to all implementation costs incurred after the date of adoption. ASU 2018-15 is effective for us for annual periods beginning January 1, 2020. We are currently evaluating the impact the adoption of this new standard will have on our financial position and results of operations.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

B. ACQUISITIONS

On March 9, 2018, we acquired substantially all of the net assets of The L.D. Kichler Co. ("Kichler"), a leader in decorative residential and light commercial lighting products, ceiling fans and LED lighting systems. This business expands our product offerings to our customers. The results of this acquisition for the period from the acquisition date are included in the condensed consolidated financial statements and are reported in the Decorative Architectural Products segment. For the three-month and nine-month periods ended September 30, 2018, we recorded $104 million and $239 million, respectively, of net sales as a result of this acquisition. The purchase price, net of $2 million cash acquired, consisted of $549 million paid with cash on hand.

During the second and third quarters of 2018, we revised the allocation of the purchase price to identifiable assets and liabilities based on analysis of information as of the acquisition date that has been made available through September 30, 2018.  Receipt of additional information to complete such analysis and finalization of the valuation is still in process, and, as a result, the allocation will continue to be updated through the measurement period, if necessary. The preliminary allocation of the fair value of the acquisition of Kichler is summarized in the following table, in millions.

	Initial	Revised
Receivables	$101	$101
Inventories	173	169
Other current assets	5	5
Property and equipment	33	33
Goodwill	46	59
Other intangible assets	243	240
Accounts payable	(24)	(24)
Accrued liabilities	(25)	(29)
Other liabilities	(4)	(5)
Total	$548	$549

The goodwill acquired, which is generally tax deductible, is related primarily to the operational and financial synergies we expect to derive from combining Kichler's operations into our business, as well as the assembled workforce. The other intangible assets acquired consist of $59 million of indefinite-lived intangible assets, which is related to trademarks, and $181 million of definite-lived intangible assets. The definite-lived intangible assets consist of $145 million related to customer relationships, which is being amortized on a straight-line basis over 20 years, and $36 million of other definite-lived intangible assets, which is being amortized over a weighted average amortization period of 3 years.

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

Our revenues are derived primarily from sales to customers in North America and Internationally, principally Europe. Net sales from these geographic markets, by segment, were as follows, in millions:

	Three Months Ended September 30, 2018
	Plumbing Products	Decorative Architectural Products	Cabinetry Products	Windows and Other Specialty Products	Total
Primary geographic markets:
North America	$653	$673	$239	$159	$1,724
International, principally Europe	339	—	—	38	377
Total	$992	$673	$239	$197	$2,101

	Nine Months Ended September 30, 2018
	Plumbing Products	Decorative Architectural Products	Cabinetry Products	Windows and Other Specialty Products	Total
Primary geographic markets:
North America	$1,905	$2,024	$724	$459	$5,112
International, principally Europe	1,090	—	—	116	1,206
Total	$2,995	$2,024	$724	$575	$6,318

	Three Months Ended September 30, 2017
	Plumbing Products	Decorative Architectural Products	Cabinetry Products	Windows and Other Specialty Products	Total
Primary geographic markets:
North America	$599	$562	$216	$161	$1,538
International, principally Europe	351	—	13	43	407
Total	$950	$562	$229	$204	$1,945

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

D. REVENUE (Concluded)

	Nine Months Ended September 30, 2017
	Plumbing Products	Decorative Architectural Products	Cabinetry Products	Windows and Other Specialty Products	Total
Primary geographic markets:
North America	$1,761	$1,719	$673	$465	$4,618
International, principally Europe	1,010	—	38	123	1,171
Total	$2,771	$1,719	$711	$588	$5,789

We provide customer programs and incentive offerings, including special pricing and co-operative advertising arrangements, promotions and other volume-based incentives. These customer programs and incentives are considered variable consideration. We include in revenue variable consideration only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the variable consideration is resolved. This determination is made based upon known customer program and incentive offerings at the time of sale, and expected sales volume forecasts as it relates to our volume-based incentives. This determination is updated each reporting period. We recognized an increase to revenue of $2 million and $4 million for the three-month and nine-month periods ended September 30, 2018, respectively, and $4 million and $7 million for the three-month and nine-month periods ended September 30, 2017, respectively, of variable consideration related to performance obligations settled in previous periods.

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

We record contract assets for items for which we have satisfied our performance obligation but our receipt of payment is contingent upon delivery or other circumstances other than the passage of time. Our contract assets are recorded in prepaid expenses and other in our condensed consolidated balance sheets. Our contract assets generally become unconditional and are reclassified to receivables in the quarter subsequent to each balance sheet date. Our contract asset balance was $15 million and $11 million at September 30, 2018 and December 31, 2017, respectively.

We record contract liabilities primarily for deferred revenue. Our contract liabilities are recorded in accrued liabilities in our condensed consolidated balance sheets. Our contract liabilities are generally recognized to net sales in the immediately subsequent reporting period. Our contract liability balance was $18 million and $32 million at September 30, 2018 and December 31, 2017, respectively.

E. DEPRECIATION AND AMORTIZATION

Depreciation and amortization expense was $115 million and $95 million for the nine-month periods ended September 30, 2018 and 2017, respectively.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

F. GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the nine-month period ended September 30, 2018, by segment, were as follows, in millions:

	Gross Goodwill At September 30, 2018	Accumulated Impairment Losses	Net Goodwill At September 30, 2018
Plumbing Products	$571	$(340)	$231
Decorative Architectural Products	353	(75)	278
Cabinetry Products	181	—	181
Windows and Other Specialty Products	717	(511)	206
Total	$1,822	$(926)	$896

	Gross Goodwill At December 31, 2017	Accumulated Impairment Losses	Net Goodwill At December 31, 2017	Additions (A)	Other (B)	Net Goodwill At September 30, 2018
Plumbing Products	$574	$(340)	$234	$—	$(3)	$231
Decorative Architectural Products	294	(75)	219	59	—	278
Cabinetry Products	181	—	181	—	—	181
Windows and Other Specialty Products	718	(511)	207	—	(1)	206
Total	$1,767	$(926)	$841	$59	$(4)	$896

(A)    Additions consist of acquisitions.

(B)	Other consists of the effect of foreign currency translation.

The carrying value of our other indefinite-lived intangible assets was $199 million and $140 million at September 30, 2018 and December 31, 2017, respectively, and principally included registered trademarks. The carrying value of our definite-lived intangible assets was $213 million (net of accumulated amortization of $24 million) and $47 million (net of accumulated amortization of $10 million) at September 30, 2018 and December 31, 2017, respectively, and principally included customer relationships. The increases in our indefinite-lived intangible assets and definite-lived intangible assets are primarily a result of our acquisition of Kichler.

G. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

We are exposed to global market risk as part of our normal, daily business activities. To manage these risks, we enter into various derivative contracts. These contracts may include interest rate swap agreements and foreign currency contracts. We review our hedging program, derivative positions and overall risk management on a regular basis.

Interest Rate Swap Agreements. In 2012, in connection with the issuance of $400 million of debt, we terminated the interest rate swap hedge relationships that we had entered into in 2011. These interest rate swaps were designated as cash flow hedges and effectively fixed interest rates on the forecasted debt issuance to variable rates based on 3-month LIBOR. Upon termination, the ineffective portion of the cash flow hedges of an approximate $2 million loss was recognized in our consolidated statement of operations in other, net, within other income (expense), net. The remaining loss of approximately $23 million from the termination of these swaps is being amortized as an increase to interest expense over the remaining term of the debt, through March 2022. At September 30, 2018, the balance remaining in accumulated other comprehensive loss was $7 million (pre-tax).

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

The pre-tax gains (losses) included in our condensed consolidated statements of operations were as follows, in millions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Foreign currency contracts:
Exchange contracts	$—	$(1)	$1	$(1)
Forward contracts	(1)	1	(1)	1
Interest rate swaps	—	—	(1)	(3)
Total loss	$(1)	$—	$(1)	$(3)

We present our derivatives net by counterparty, due to the right of offset under master netting arrangements in the condensed consolidated balance sheets. The notional amounts being hedged and the fair value of those derivative instruments are as follows, in millions:

At September 30, 2018
	Notional Amount	Balance Sheet
Foreign currency contracts:
Exchange contracts	$6
Receivables		$—
Forward contracts	73
Receivables		—
Other assets		—
Accrued liabilities		—
Other liabilities		—

	At December 31, 2017
	Notional Amount	Balance Sheet
Foreign currency contracts:
Exchange contracts	$14
Accrued liabilities		$—
Forward contracts	43
Receivables		—
Accrued liabilities		—

The fair value of all foreign currency contracts is estimated on a recurring basis, quarterly, using Level 2 inputs (significant other observable inputs).

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

H. WARRANTY LIABILITY

Changes in our warranty liability were as follows, in millions:

	Nine Months Ended September 30, 2018	Twelve Months Ended December 31, 2017
Balance at January 1	$205	$192
Accruals for warranties issued during the period	60	63
Accruals related to pre-existing warranties	1	9
Settlements made (in cash or kind) during the period	(49)	(59)
Other, net (including currency translation)	1	—
Balance at end of period	$218	$205

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

The Amended Credit Agreement provides for an unsecured revolving credit facility available to us and one of our foreign subsidiaries, in U.S. dollars, European euros and certain other currencies. Borrowings under the revolver denominated in euros are limited to $500 million, equivalent. We can also borrow swingline loans up to $75 million and obtain letters of credit of up to $100 million; outstanding letters of credit under the Amended Credit Agreement reduce our borrowing capacity. At September 30, 2018, we had no outstanding standby letters of credit under the Amended Credit Agreement.

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

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

I. DEBT (Concluded)

In order for us to borrow under the Amended Credit Agreement, there must not be any default in our covenants in the Amended Credit Agreement (i.e., in addition to the two financial covenants, principally limitations on subsidiary debt, negative pledge restrictions, legal compliance requirements and maintenance of properties and insurance) and our representations and warranties in the Amended Credit Agreement must be true in all material respects on the date of borrowing (i.e., principally no material adverse change or litigation likely to result in a material adverse change, since December 31, 2014, in each case, no material ERISA or environmental non-compliance, and no material tax deficiency). We were in compliance with all covenants and no borrowings were outstanding at September 30, 2018.

Fair Value of Debt. The fair value of our short-term and long-term fixed-rate debt instruments is based principally upon modeled market prices for the same or similar issues, which are Level 1 inputs. The aggregate estimated market value was approximately $3.0 billion at September 30, 2018, which equaled the aggregate carrying value of short-term and long-term debt at that date. The aggregate estimated market value of short-term and long-term debt was approximately $3.3 billion, compared with the aggregate carrying value of $3.1 billion, at December 31, 2017.

J. STOCK-BASED COMPENSATION

Our 2014 Long Term Stock Incentive Plan provides for the issuance of stock-based incentives in various forms to our employees and non-employee Directors. At September 30, 2018, outstanding stock-based incentives were in the form of long-term stock awards, stock options, restricted stock units, phantom stock awards and stock appreciation rights.

Pre-tax compensation expense for these stock-based incentives was as follows, in millions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Long-term stock awards	$5	$6	$17	$19
Stock options	1	—	3	2
Restricted stock units	1	—	3	1
Phantom stock awards and stock appreciation rights	1	2	—	7
Total	$8	$8	$23	$29

Long-Term Stock Awards. Long-term stock awards are granted to our key employees and non-employee Directors and do not cause net share dilution inasmuch as we continue the practice of repurchasing and retiring an equal number of shares in the open market. We granted 644,580 shares of long-term stock awards in the nine-month period ended September 30, 2018.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

J. STOCK-BASED COMPENSATION (Continued)

Our long-term stock award activity was as follows, shares in millions:

	Nine Months Ended September 30,
	2018	2017
Unvested stock award shares at January 1	3	4
Weighted average grant date fair value	$24	$20

Stock award shares granted	1	1
Weighted average grant date fair value	$42	$34

Stock award shares vested	2	2
Weighted average grant date fair value	$21	$18

Stock award shares forfeited	—	—
Weighted average grant date fair value	$31	$24

Unvested stock award shares at September 30	2	3
Weighted average grant date fair value	$30	$24

At both September 30, 2018 and 2017, there was $50 million of total unrecognized compensation expense related to unvested stock awards; such awards had a weighted average remaining vesting period of three years at both September 30, 2018 and 2017.

The total market value (at the vesting date) of stock award shares which vested during the nine-month periods ended September 30, 2018 and 2017 was $56 million and $45 million, respectively.

Stock Options. Stock options are granted to certain key employees. The exercise price equals the market price of our common stock at the grant date. These options generally become exercisable (vest ratably) over five years beginning on the first anniversary from the date of grant and expire no later than 10 years after the grant date.

We granted 385,220 shares of stock options in the nine-month period ended September 30, 2018 with a grant date weighted average exercise price of approximately $42 per share. In the nine-month period ended September 30, 2018, 68,927 shares of stock options were forfeited (including options that expired unexercised).

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

J. STOCK-BASED COMPENSATION (Continued)

Our stock option activity was as follows, shares in millions:

	Nine Months Ended September 30,
	2018	2017
Option shares outstanding, January 1	5	7
Weighted average exercise price	$16	$15

Option shares granted	—	—
Weighted average exercise price	$42	$34

Option shares exercised	1	1
Aggregate intrinsic value on date of exercise (A)	$47 million	$36 million
Weighted average exercise price	$11	$15

Option shares forfeited	—	—
Weighted average exercise price	$31	$—

Option shares outstanding, September 30	4	6
Weighted average exercise price	$20	$16
Weighted average remaining option term (in years)	5	4

Option shares vested and expected to vest, September 30	4	6
Weighted average exercise price	$20	$16
Aggregate intrinsic value (A)	$69 million	$132 million
Weighted average remaining option term (in years)	5	4

Option shares exercisable (vested), September 30	3	4
Weighted average exercise price	$15	$13
Aggregate intrinsic value (A)	$62 million	$115 million
Weighted average remaining option term (in years)	3	3

(A)	Aggregate intrinsic value is calculated using our stock price at each respective date, less the exercise price (grant date price), multiplied by the number of shares.

At September 30, 2018 and 2017, there was $9 million and $8 million, respectively, of unrecognized compensation expense (using the Black-Scholes option pricing model at the grant date) related to unvested stock options; such options had a weighted average remaining vesting period of three years at both September 30, 2018 and 2017.

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

Restricted Stock Units. Under the Long Term Incentive Program, we granted restricted stock units to certain senior executives. These restricted stock units vest and share awards are issued at no cost to the employees, subject to our achievement of specified return on invested capital performance goals over a three-year period that have been established by our Organization and Compensation Committee for the performance period and the recipient's continued employment through the share award date. We granted 113,260 restricted stock units in the nine-month period ended September 30, 2018, with a grant date fair value of approximately $42 per share, and 124,780 restricted stock units in the nine-month period ended September 30, 2017, with a grant date fair value of approximately $34 per share. During the nine-month period ended September 30, 2018, 11,600 restricted stock units were forfeited.

K. EMPLOYEE RETIREMENT PLANS

Net periodic pension cost for our defined-benefit pension plans, with the exception of service cost, is recorded in other income (expense), net, in our condensed consolidated statement of operations. Net periodic pension cost for our defined-benefit pension plans was as follows, in millions:

	Three Months Ended September 30,
	2018		2017
	Qualified	Non-Qualified	Qualified	Non-Qualified
Service cost	$1	$—	$1	$—
Interest cost	8	1	11	2
Expected return on plan assets	(12)	—	(12)	—
Amortization of net loss	4	1	5	1
Net periodic pension cost	$1	$2	$5	$3

	Nine Months Ended September 30,
	2018		2017
	Qualified	Non-Qualified	Qualified	Non-Qualified
Service cost	$2	$—	$2	$—
Interest cost	28	4	36	5
Expected return on plan assets	(36)	—	(36)	—
Amortization of net loss	13	2	15	2
Net periodic pension cost	$7	$6	$17	$7

As of January 1, 2010, substantially all of our domestic and foreign qualified and domestic non-qualified defined-benefit pension plans were frozen to future benefit accruals.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

L. RECLASSIFICATIONS FROM ACCUMULATED OTHER COMPREHENSIVE LOSS

The reclassifications from accumulated other comprehensive loss to the condensed consolidated statements of operations were as follows, in millions:

	Amounts Reclassified
Accumulated Other Comprehensive Loss	Three Months Ended September 30,		Nine Months Ended September 30,		Statement of Operations Line Item
	2018	2017	2018	2017
Amortization of defined-benefit pension and other postretirement benefits:
Actuarial losses, net	$5	$6	$15	$17	Other income (expense), net
Tax benefit	(1)	(2)	(3)	(6)
Net of tax	$4	$4	$12	$11

Interest rate swaps	$—	$—	$1	$3	Interest expense
Tax (benefit)	—	—	—	(1)
Net of tax	$—	$—	$1	$2

In addition to the amounts reclassified above, upon adopting ASU 2018-02 in the first quarter of 2018, we reclassified $59 million of the disproportionate tax benefit relating to various defined-benefit plans from accumulated other comprehensive loss to retained deficit. Refer to Note A for additional information.

M. SEGMENT INFORMATION

Information by segment and geographic area was as follows, in millions:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018	2017	2018	2017	2018	2017	2018	2017
	Net Sales (A)		Operating Profit (Loss)		Net Sales(A)		Operating Profit (Loss)
Operations by segment:
Plumbing Products	$992	$950	$177	$175	$2,995	$2,771	$534	$537
Decorative Architectural Products	673	562	104	112	2,024	1,719	338	355
Cabinetry Products	239	229	23	20	724	711	62	67
Windows and Other Specialty Products	197	204	16	24	575	588	28	50
Total	$2,101	$1,945	$320	$331	$6,318	$5,789	$962	$1,009
Operations by geographic area:
North America	$1,724	$1,538	$272	$276	$5,112	$4,618	$813	$854
International, principally Europe	377	407	48	55	1,206	1,171	149	155
Total	$2,101	$1,945	320	331	$6,318	$5,789	962	1,009
General corporate expense, net			(20)	(22)			(60)	(71)
Operating profit			300	309			902	938
Other income (expense), net			(38)	(45)			(128)	(202)
Income before income taxes			$262	$264			$774	$736

(A)	Inter-segment sales were not material.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

N. OTHER INCOME (EXPENSE), NET

Other, net, which is included in other income (expense), net, was as follows, in millions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Gain on sale of business	$—	$2	$—	$51
Income from cash and cash investments and short-term bank deposits	1	1	3	3
Equity investment income, net	—	—	2	1
Realized gains from private equity funds	—	—	—	2
Impairment of private equity funds	—	(2)	—	(2)
Foreign currency transaction gains (losses)	1	3	(5)	3
Net periodic pension and post-retirement benefit cost	(2)	(7)	(11)	(22)
Other items, net	—	1	—	1
Total other, net	$—	$(2)	$(11)	$37

O. INCOME PER COMMON SHARE

Reconciliations of the numerators and denominators used in the computations of basic and diluted income per common share were as follows, in millions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Numerator (basic and diluted):
Net income	$180	$152	$540	$453
Less: Allocation to unvested restricted stock awards	1	1	5	4
Net income available to common shareholders	$179	$151	$535	$449

Denominator:
Basic common shares (based upon weighted average)	304	313	307	315
Add: Stock option dilution	2	3	2	4
Diluted common shares	306	316	309	319

For the three-month and nine-month periods ended September 30, 2018 and 2017, we allocated dividends and undistributed earnings to the unvested restricted stock awards.

Additionally, 667,586 and 626,734 common shares for the three-month and nine-month periods ended September 30, 2018, respectively, and 397,000 and 339,000 common shares for the three-month and nine-month periods ended September 30, 2017, respectively, related to stock options were excluded from the computation of diluted income per common share due to their antidilutive effect.

In May 2017, our Board of Directors authorized the repurchase, for retirement, of up to $1.5 billion of shares of our common stock in open-market transactions or otherwise, replacing the previous Board of Directors authorization established in 2014. In the first nine months of 2018, we repurchased and retired 9.0 million shares of our common stock (including 0.6 million shares to offset the dilutive impact of long-term stock awards granted in the first nine months of the year). At September 30, 2018, we had $936 million remaining under the 2017 authorization.

On the basis of amounts paid (declared), cash dividends per common share were $0.105 ($0.120) and $0.315 ($0.330) for the three-month and nine-month periods ended September 30, 2018, respectively, and $0.100 ($0.105) and $0.300 ($0.305) for the three-month and nine-month periods ended September 30, 2017, respectively.

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

Q. INCOME TAXES

 Our effective tax rate was 27 percent and 26 percent for the three-month and nine-month periods ended September 30, 2018, respectively. Our tax rate was higher than our 2018 statutory tax rate of 21 percent due primarily to an increase from U.S. and foreign taxes on foreign earnings of four percent, and an increase from state and local taxes, net of U.S. Federal tax benefit, of two percent and three percent for the three-month and nine-month periods ended September 30, 2018, respectively. The effective tax rate in the three-month period was also higher by one percent due to non-deductible compensation resulting from recently issued IRS guidance related to the application of the 2017 Act. These increases were partially offset by an income tax benefit on stock-based compensation of one percent and two percent for the three-month and nine-month periods ended September 30, 2018, respectively.

Our effective tax rate of 38 percent for the three-month period ending September 30, 2017 was higher than our 2017 statutory tax rate of 35 percent due primarily to an increase from state and local taxes, net of U.S. Federal tax benefit, of two percent, an increase due to a change in the mix of earnings from lower to higher tax jurisdictions of two percent, partially offset by an income tax benefit on stock-based compensation of one percent. Our effective tax rate of 34 percent for the nine-month period ending September 30, 2017 was lower than our 2017 statutory tax rate due primarily to an income tax benefit on stock-based compensation of three percent, partially offset by an increase from state and local taxes, net of U.S. Federal tax benefit, of two percent.

MASCO CORPORATION
Item 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIRD QUARTER 2018 AND THE FIRST NINE MONTHS 2018 VERSUS THIRD QUARTER 2017 AND THE FIRST NINE MONTHS 2017

SALES AND OPERATIONS

The following table sets forth our net sales and operating profit margins by business segment and geographic area, dollars in millions:

	Three Months Ended September 30,		Percent Change
	2018	2017	2018 vs. 2017
Net Sales:
Plumbing Products	$992	$950	4%
Decorative Architectural Products	673	562	20%
Cabinetry Products	239	229	4%
Windows and Other Specialty Products	197	204	(3)%
Total	$2,101	$1,945	8%

North America	$1,724	$1,538	12%
International, principally Europe	377	407	(7)%
Total	$2,101	$1,945	8%

	Nine Months Ended September 30,		Percent Change
	2018	2017	2018 vs. 2017
Net Sales:
Plumbing Products	$2,995	$2,771	8%
Decorative Architectural Products	2,024	1,719	18%
Cabinetry Products	724	711	2%
Windows and Other Specialty Products	575	588	(2)%
Total	$6,318	$5,789	9%

North America	$5,112	$4,618	11%
International, principally Europe	1,206	1,171	3%
Total	$6,318	$5,789	9%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Operating Profit Margins: (A)
Plumbing Products	17.8%	18.4%	17.8%	19.4%
Decorative Architectural Products	15.5%	19.9%	16.7%	20.7%
Cabinetry Products	9.6%	8.7%	8.6%	9.4%
Windows and Other Specialty Products	8.1%	11.8%	4.9%	8.5%

North America	15.8%	17.9%	15.9%	18.5%
International, principally Europe	12.7%	13.5%	12.4%	13.2%
Total	15.2%	17.0%	15.2%	17.4%
Total operating profit margin, as reported	14.3%	15.9%	14.3%	16.2%

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

The following discussion of consolidated results of operations and segment and geographic results refers to the three-month and nine-month periods ended September 30, 2018 compared to the same periods of 2017.

NET SALES

Net sales increased eight percent and nine percent for the three-month and nine-month periods ended September 30, 2018, respectively. Excluding acquisitions, divestitures and the effect of currency translation, net sales increased four percent and five percent for the three-month and nine-month periods ended September 30, 2018, respectively. The following table reconciles reported net sales to net sales, excluding acquisitions, divestitures and the effect of currency translation, in millions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net sales, as reported	$2,101	$1,945	$6,318	$5,789
Acquisitions	(111)	—	(264)	—
Divestitures	—	(13)	—	(67)
Net sales, excluding acquisitions and divestitures	1,990	1,932	6,054	5,722
Currency translation	12	—	(66)	—
Net sales, excluding acquisitions, divestitures and the effect of currency translation	$2,002	$1,932	$5,988	$5,722

North American net sales increased 12 percent and 11 percent for the three-month and nine-month periods ended September 30, 2018, respectively. Net sales were positively impacted by the acquisitions of Kichler and Mercury Plastics, Inc. ("Mercury Plastics"), which, in aggregate, increased sales by seven percent and six percent for the three-month and nine-month periods ended September 30, 2018, respectively. Increased sales volume of plumbing products, cabinets and builder's hardware, in aggregate, also increased sales by five percent and four percent for the three-month and nine-month periods ended September 30, 2018, respectively. Net selling price increases of paints and other coating products additionally increased sales for the nine-month period ended September 30, 2018. The divestiture of Arrow decreased sales by one percent for the nine-month period ended September 30, 2018.

International net sales decreased seven percent for the three-month period ended September 30, 2018, and increased three percent for the nine-month period ended September 30, 2018. In local currencies (including sales in currencies outside their respective functional currencies), net sales decreased six percent and two percent for the three-month and nine-month periods ended September 30, 2018, respectively. The divestiture of Moores Furniture Group Limited ("Moores") in the fourth quarter of 2017 decreased sales by three percent for both periods. For the three-month period ended September 30, 2018, lower sales volume of windows and plumbing products, in aggregate, decreased sales by four percent. These decreases were partially offset by net selling price increases of plumbing products and windows, which, in aggregate, increased sales by two percent. For the nine-month period ended September 30, 2018, lower sales volume of windows decreased sales by two percent, and unfavorable sales mix of plumbing products decreased sales by one percent. These decreases were partially offset by increased sales volume and net selling price increases of plumbing products, which, in aggregate, increased sales by three percent.

Net sales in the Plumbing Products segment increased four percent and eight percent for the three-month and nine-month periods ended September 30, 2018, respectively. Increased sales volume of North American and, for the nine-month period only, International operations, increased sales by five percent and six percent for the three-month and nine-month periods ended September 30, 2018, respectively. Net selling price increases increased sales by one percent for the three-month period ended September 30, 2018 and the acquisition of Mercury Plastics increased sales by one percent for both periods. Such increases were partially offset by decreased sales volume of International operations and unfavorable sales mix of North American operations, which, in aggregate, decreased sales by one percent for the three-month period ended September 30, 2018. Unfavorable sales mix of North American and

International operations, in aggregate, decreased sales by one percent for the nine-month period ended September 30, 2018. Foreign currency translation decreased net sales by one percent and increased net sales by two percent for the three-month and nine-month periods ended September 30, 2018, respectively.

Net sales in the Decorative Architectural Products segment increased 20 percent and 18 percent for the three-month and nine-month periods ended September 30, 2018, respectively, due primarily to the acquisition of Kichler in March 2018, which increased sales by 18 percent and 14 percent for the three-month and nine-month periods ended September 30, 2018, respectively. Net sales also increased due to net selling price increases of paints and other coating products and increased sales volume of builders' hardware for both periods. Such increases were partially offset by decreased sales volume of paints and other coating products for the three-month period ended September 30, 2018.

Net sales in the Cabinetry Products segment increased four percent and two percent for the three-month and nine-month periods ended September 30, 2018, respectively, due to primarily to increased sales volume, which increased sales by seven percent and four percent for the three-month and nine-month periods ended September 30, 2018, respectively. Net selling price increases and favorable sales mix further increased sales, in aggregate, by three percent for both periods. These increases were partially offset by the divestiture of Moores, which decreased sales by six percent and five percent for the three-month and nine-month periods ended September 30, 2018, respectively.

Net sales in the Windows and Other Specialty Products segment decreased three percent and two percent for the three-month and nine-month periods ended September 30, 2018, respectively. Decreased sales volume of International windows and, for the three-month period only, North American windows, in aggregate, decreased sales by nine percent and four percent for the three-month and nine-month periods ended September 30, 2018, respectively. The divestiture of Arrow in the second quarter of 2017 further decreased sales by five percent for the nine-month period ended September 30, 2018. Such decreases were partially offset by net selling price increases, which increased sales by three percent for both periods. Favorable sales mix for North American and International windows and, for the nine-month period only, increased sales volume of North American windows, in aggregate, increased sales by three percent for both periods. Foreign currency translation also increased sales by one percent for the nine-month period ended September 30, 2018.

OPERATING MARGINS

Our gross profit margins were 31.7 percent and 32.2 percent for the three-month and nine-month periods ended September 30, 2018, respectively, compared with 33.8 percent and 34.7 percent for the comparable periods of 2017. Gross profit margins were negatively affected by the recognition of the inventory step up adjustment established as part of the acquisition of Kichler, an increase in other expenses (such as logistics costs), unfavorable sales mix, an increase in commodity costs, and, for the nine-month period only, an increase in strategic growth initiatives. These negative impacts were partially offset by increased net selling prices and increased sales volume in both periods.

Selling, general and administrative expenses, as a percentage of sales, were 17.5 percent and 17.9 percent percent for the three-month and nine-month periods ended September 30, 2018, respectively, compared to 17.9 percent and 18.5 percent for the comparable periods of 2017. The decrease in selling, general and administrative expenses, as a percentage of sales, was driven by improved leverage of fixed expenses, due primarily to increased sales volume.

Operating margins in the Plumbing Products segment for the three-month and nine-month periods ended September 30, 2018 were negatively impacted by unfavorable sales mix, an increase in commodity costs, higher depreciation expense, and an increase in other expenses (such as salaries and Enterprise Resource Planning system costs). Logistics costs also negatively impacted operating margins for the nine-month period ended September 30, 2018. These negative impacts were partially offset by increased sales volume, the benefits associated with cost savings initiatives and increased net selling prices in both periods.

Operating margins in the Decorative Architectural Products segment for the three-month and nine-month periods ended September 30, 2018 were negatively impacted by the recognition of the inventory step up adjustment established as part of the acquisition of Kichler, an increase in commodity costs of paints and other coating products, and increased depreciation and amortization expense. Lower sales volume of paints and other coating products also negatively impacted operating margin for the three-month period ended September 30, 2018. An increase in other expenses (including legal costs) negatively impacted operating margins for the nine-month period ended September 30, 2018. These negative impacts were partially offset in both periods by increased net selling prices of paints and other coating products, increased sales volume of builder's hardware, and benefits associated with cost savings initiatives of paints and other coating products.

Operating margin in the Cabinetry Products segment for the three-month period ended September 30, 2018 was positively impacted by increased sales volume, benefits associated with cost savings initiatives and the divestiture of Moores. These positive impacts were partially offset by an increase in other expenses (such as logistics costs) and unfavorable sales mix. Operating margin in the Cabinetry Products segment for the nine-month period ended September 30, 2018 was negatively impacted by an increase in other expenses (such as logistics costs), program launch and display expenses, and unfavorable sales mix. These negative impacts were partially offset in both periods by the divestiture of Moores, benefits associated with cost savings initiatives, and increased sales volume.

Operating margins in the Windows and Other Specialty Products segment for the three-month and nine-month periods ended September 30, 2018 were negatively impacted by an increase in other expenses (such as warranty and related service costs and higher labor costs) and commodity costs, which have more than offset benefits associated with cost savings initiatives. Decreased sales volume of North American and International windows also negatively impacted operating margins for the three-month period ended September 30, 2018. The divestiture of Arrow in the second quarter of 2017 and decreased sales volume of international windows negatively impacted operating margins for the nine-month period ended September 30, 2018. These negative impacts were partially offset by increased net selling prices in both periods.

Due to the recently-announced increase in tariffs on imported materials from China, and assuming tariffs rise to 25 percent on January 1, 2019, we could be exposed to approximately $150 million of potential annual direct cost increases.  We will work to mitigate the impact of these tariffs through a combination of price increases, supplier negotiations, supply chain repositioning and other internal productivity measures.

OTHER INCOME (EXPENSE), NET

Interest expense for the three-month and nine-month periods ended September 30, 2018 was $38 million and $117 million, respectively, compared to $43 million and $239 million for the comparable periods of 2017. Interest expense decreased due to the retirement of all of our all of our $114 million, 6.625% Notes in the second quarter of 2018, and the refinancing of certain debt at more favorable interest rates and the related $107 million of debt extinguishment costs which was recorded as additional interest expense in the second quarter of 2017.

Other, net, for the three-month and nine-month periods ended September 30, 2018 included $2 million and $11 million, respectively, of net periodic pension and post-retirement benefit cost and $1 million of foreign currency transaction gains and $5 million of foreign currency transaction losses, respectively. The nine-month period ended September 30, 2018 also included $2 million of earnings related to equity method investments. Other, net, for the three-month and nine-month periods ended September 30, 2017 included $7 million and $22 million, respectively, of net periodic pension and post-retirement benefit cost, $2 million and $51 million, respectively, of gains related to the sale of Arrow, and $3 million of foreign currency transaction gains and $2 million related to the impairment of a private equity fund in both periods. Other, net, for the nine-month period ended September 30, 2017 also included $1 million of earnings related to equity method investments and $2 million of distributions from private equity funds.

INCOME PER COMMON SHARE — ATTRIBUTABLE TO MASCO CORPORATION

Income for the three-month and nine-month periods ended September 30, 2018 was $180 million and $540 million, respectively, compared with $152 million and $453 million for the comparable periods of 2017. Diluted income per common share for the three-month and nine-month periods ended September 30, 2018 was $.58 and $1.73 per common share, respectively, compared with $.48 and $1.41 per common share for the comparable periods of 2017.

Our effective tax rate was 27 percent and 26 percent for the three-month and nine-month periods ended September 30, 2018, respectively. Our tax rate for the three-month period was higher than our normalized tax rate of 26 percent due primarily to $3 million of income tax expense for non-deductible compensation resulting from recently issued IRS guidance related to the application of the 2017 Act.

Our effective tax rate was 38 percent and 34 percent for the three-month and nine-month periods ended September 30, 2017, respectively. Our tax rate for the three-month period was higher than our normalized tax rate of 34 percent due primarily to a change in the mix of earnings from lower to higher tax jurisdictions.

OTHER FINANCIAL INFORMATION

Our current ratio was 1.7 to 1 and 2.0 to 1 at September 30, 2018 and December 31, 2017, respectively. The decrease in our current ratio is due primarily to the cash on hand we paid for our acquisition of Kichler, partially offset by the acquired working capital.

For the nine-month period ended September 30, 2018, net cash provided by operating activities was $654 million.

For the nine-month period ended September 30, 2018, net cash used for financing activities was $686 million, primarily due to $354 million for the repurchase and retirement of Company common stock (including 0.6 million shares repurchased to offset the dilutive impact of long-term stock awards granted in 2018), $114 million for the retirement of our 6.625% of Notes due April 15, 2018, $98 million for the payment of cash dividends, $89 million for dividends paid to noncontrolling interests, and $38 million for employee withholding taxes paid on stock-based compensation.

For the nine-month period ended September 30, 2018, net cash used for investing activities was $601 million, primarily due to $549 million for the acquisition of Kichler, net of cash acquired, and $160 million used for capital expenditures, offset by $108 million in proceeds from the disposition of short-term bank deposits.

Our cash, cash investments and short-term bank deposits were $569 million and $1.3 billion at September 30, 2018 and December 31, 2017, respectively. Our cash and cash investments consist of overnight interest bearing money market demand accounts, time deposit accounts, and money market mutual funds containing government securities and treasury obligations. Our short-term bank deposits consist of time deposits with maturities of 12 months or less.

Of the $569 million and $1.3 billion of cash, cash investments and short-term bank deposits held at September 30, 2018 and December 31, 2017, $235 million and $759 million, respectively, was held in our foreign subsidiaries. If these funds were needed for our operations in the U.S., their repatriation into the U.S. would not result in significant additional U.S. income tax or foreign withholding tax, as we have recorded such taxes on substantially all undistributed foreign earnings, except for those that are legally restricted.

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

The Amended Credit Agreement contains financial covenants requiring us to maintain (A) a maximum net leverage ratio, as adjusted for certain items, of 4.0 to 1.0, and (B) a minimum interest coverage ratio, as adjusted for certain items, equal to or greater than 2.5 to 1.0.  We were in compliance with all covenants and no borrowings were outstanding under our Amended Credit Agreement at September 30, 2018.

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

OUTLOOK FOR THE COMPANY

We continue to successfully execute our long-term growth strategies by leveraging our strong brand portfolio, industry-leading positions and Masco Operating System, our methodology to drive growth and productivity. Although we have experienced market softness in our DIY paints and other coating products and international markets, and we continue to face commodity and logistics cost pressures, we remain confident in the fundamentals of our business. We believe that our strong financial position and cash flow generation, together with our current strategy of investing in our industry-leading branded building products, our continued focus on innovation and our commitment to operational excellence, the active management of our portfolio and disciplined capital allocation, will allow us to drive long-term growth and create value for our shareholders.

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

MASCO CORPORATION
Item 4.
CONTROLS AND PROCEDURES

a.     Evaluation of Disclosure Controls and Procedures.

The Company’s principal executive officer and principal financial officer have concluded, based on an evaluation of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15 that, as of September 30, 2018, the Company's disclosure controls and procedures were effective.

b.     Changes in Internal Control over Financial Reporting.

In connection with the evaluation of the Company's internal control over financial reporting that occurred during the quarter ended September 30, 2018, which is required under the Securities Exchange Act of 1934 by paragraph (d) of Exchange Rules 13a-15 or 15d-15 (as defined in paragraph (f) of Rule 13a-15), management determined that there was no change that materially affected or is reasonably likely to materially affect internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding the repurchase of Company common stock for the three-month period ended September 30, 2018 under the 2017 share repurchase authorization:

Period	Total Number Of Shares Purchased	Average Price Paid Per Common Share	Total Number Of Shares Purchased As Part Of Publicly Announced Plans or Programs	Maximum Value Of Shares That May Yet Be Purchased Under The Plans Or Programs
7/1/18-7/31/18	1,049,378	$38.27	1,049,378	$984,508,306
8/1/18-8/31/18	1,008,743	$38.97	1,008,743	945,202,515
9/1/18-9/30/18	245,441	$37.89	245,441	935,902,138
Total for the period	2,303,562	$38.53	2,303,562	$935,902,138

MASCO CORPORATION

PART II.  OTHER INFORMATION, Continued

Item 6. Exhibits

10	–	Employment Offer Letter dated July 27, 2018 between Scott McDowell and Masco Corporation

12	–	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

31a	–	Certification by Chief Executive Officer Required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934

31b	–	Certification by Chief Financial Officer Required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934

32	–	Certification Required by Rule 13a-14(b) or 15d-14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code

101	–	Interactive Data File

MASCO CORPORATION

PART II.  OTHER INFORMATION, Concluded

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MASCO CORPORATION

By:	/s/ John G. Sznewajs
Name: John G. Sznewajs
Title: Vice President, Chief Financial Officer

October 30, 2018