Form 10-K
period 2018-12-31
MASCO CORP /DE/
filed 2019-02-07
CIK 62996

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2018                 Commission File Number 1-5794
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,”and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant on June 30, 2018 (based on the closing sale price of $37.42 of the Registrant's Common Stock, as reported by the New York Stock Exchange on such date) was approximately $11,345,157,000.
Number of shares outstanding of the Registrant's Common Stock at January 31, 2019:
294,492,500 shares of Common Stock, par value $1.00 per share

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's definitive Proxy Statement to be filed for its 2019 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

1

Masco Corporation
2018 Annual Report on Form 10-K

PART I

Item 1.	Business.
Masco Corporation is a global leader in the design, manufacture and distribution of branded home improvement and building products. Our portfolio of industry-leading brands includes BEHR® paint; DELTA® and HANSGROHE® faucets and bath and shower fixtures; KRAFTMAID® and MERILLAT® cabinets; MILGARD® windows and doors; KICHLER® decorative and outdoor lighting; and HOT SPRING® spas. We leverage our powerful brands across product categories, sales channels and geographies to create value for our customers and shareholders.
We believe that our solid results of operations and financial position for 2018 resulted from our continued focus on our three strategic pillars: driving the full potential of our core businesses, leveraging opportunities across our businesses, and actively managing our portfolio.

•
To drive the full potential of our core businesses, we continued to pursue sales growth opportunities by introducing new products, enhancing services and penetrating adjacent markets. In addition, we continued to reduce costs and capitalize on synergies across our businesses with standardized operating tools, cost saving initiatives and the implementation of lean principles and process improvements in many areas, including production and functional support processes.

•
We also continued to leverage the collective strength of our enterprise as we developed talent, facilitated operational improvements and realized supply chain efficiencies through strategic sourcing and sharing best practices across all of our functional departments.

•
We actively managed our portfolio and completed the acquisition of The L.D. Kichler Co. ("Kichler") in 2018, and we remain committed to making selective acquisitions in attractive end markets. In addition, we repurchased over 18 million shares of our common stock and increased our quarterly dividend by 14 percent, which further enhanced value for our shareholders.

We believe that the actions we have taken over the last few years, combined with the Masco Operating System, our methodology to drive growth and productivity, have positioned us to further enhance shareholder value. We will continue to focus on our disciplined execution of our strategy in 2019.

Masco was incorporated under the laws of Michigan in 1929 and was reincorporated under the laws of Delaware in 1968.

Our Business Segments
We report our financial results in four segments aggregated by similarity in products. All of our segments, except the Plumbing Products segment, normally experience stronger sales during the second and third calendar quarters, corresponding with the peak season for repair and remodel activity and new home construction.
Plumbing Products
The businesses in our Plumbing Products segment sell a wide variety of products that are manufactured or sourced by us.

•
The majority of our faucet, sink, bathing and showering products are sold in North America and Europe under the brand names DELTA®, BRIZO®, PEERLESS®, HANSGROHE®, AXOR®, GINGER®, NEWPORT BRASS®, BRASSTECH® and WALTEC®. Our BRISTAN™ and HERITAGE™ products are sold primarily in the United Kingdom. These plumbing products include faucets, showerheads, handheld showers, valves, bath hardware and accessories, bathing units, shower bases and enclosures and toilets. We sell these products to home center and online retailers and to wholesalers and distributors that, in turn, sell them to plumbers, building contractors, remodelers, smaller retailers and consumers.

•
We manufacture acrylic tubs, bath and shower enclosure units, and shower bases and trays. Our DELTA, PEERLESS and MIROLIN® products are sold primarily to home center retailers in North America. Our MIROLIN products are also sold to wholesalers and distributors in Canada. Our HÜPPE® shower enclosures and shower trays are sold through wholesale channels primarily in Europe.

•
Our spas, exercise pools and fitness systems are manufactured and sold under our HOT SPRING®, CALDERA®, FREEFLOW SPAS®, FANTASY SPAS® and ENDLESS POOLS® brands, as well as under other trademarks. Our spa and exercise pools are sold worldwide to independent specialty retailers and distributors and to online mass merchant retailers. Certain exercise pools are also available on a consumer-direct basis in North America and Europe, while our fitness systems are sold through independent specialty retailers as well as on a consumer-direct basis in some areas.

•
Also included in our Plumbing Products segment are brass, copper and composite plumbing system components and other non-decorative plumbing products that are sold to plumbing, heating and hardware wholesalers, home center and online retailers, hardware stores, building supply outlets and other mass merchandisers. These products are marketed primarily in North America under our BRASSCRAFT®, PLUMB SHOP®, COBRA®, COBRA PRO™ and MASTER PLUMBER® brands and are also sold under private label.

•
We also supply high-quality, custom thermoplastic extrusions, extruded plastic profiles and specialized fabrications to manufacturers, distributors and wholesalers for use in diverse applications that include faucets and plumbing supplies, appliances, oil and gas equipment, building products and automotive components.

We believe that our plumbing products are among the leaders in sales in North America and Europe. Competitors of the majority of our products in this segment include Lixil Group Corporation’s American Standard Brands and Grohe products, Kohler Co., Fortune Brands Home & Security, Inc.'s Moen, Rohl and Riobel brands and Spectrum Brands Holdings, LLC’s Pfister faucets. Competitors of our spas and exercise pools and systems include Artesian, Jacuzzi and Master Spas brands. Foreign manufacturers competing with us are located primarily in Germany and China. We face significant competition from private label products. Many of the faucet and showering products with which our products compete are manufactured by foreign manufacturers that are putting downward pressure on price. The businesses in our Plumbing Products segment manufacture products in North America, Europe and Asia and source products from Asia and other regions. Competition for our plumbing products is based largely on brand reputation, product features and innovation, product quality, customer service, breadth of product offering and price.

Many of our plumbing products contain brass, the major components of which are copper and zinc. We have multiple sources, both domestic and foreign, for the raw materials used in this segment, and sufficient raw materials have been available for our needs. We have encountered price volatility for brass, brass components and any components containing copper and zinc. To help reduce the impact of this volatility, from time to time we may enter into long-term agreements with certain significant suppliers or, occasionally, use derivative instruments. In addition, some of the products in this segment that we import may be subject to duties and tariffs.

Decorative Architectural Products

We produce architectural coatings, including paints, primers, specialty coatings, stains and waterproofing products. These products are sold in North America, South America and China under the brand names BEHR®, KILZ® and other trademarks to “do‑it‑yourself” and professional customers through home center retailers and other retailers. Net sales of architectural coatings comprised approximately 24 percent of our consolidated net sales in 2018 and 25 percent of our consolidated net sales in 2017 and 2016. Our BEHR products are sold through The Home Depot, our largest customer overall, as well as this segment’s largest customer. The loss of this segment’s sales to The Home Depot would have a material adverse effect on this segment’s business and on our consolidated business as a whole.
Our competitors in this segment include large national and international brands such as Benjamin Moore & Co., PPG Industries, Inc. (with its Glidden, Olympic, PPG, and Pittsburgh Paint brands), The Sherwin‑Williams Company (with its Sherwin-Williams and Valspar brands as well as Thompson’s Water Seal, and Minwax brands) and RPM International, Inc. (with its Rust-Oleum and Zinsser brands), as well as many regional and other national brands. We believe that brand reputation is an important factor in consumer selection, and that competition in this industry is also based largely on product features and innovation, product quality, customer service and price.
Titanium dioxide and acrylic resins are major raw materials in the manufacture of architectural coatings. The price for titanium dioxide can fluctuate as a result of global supply and demand dynamics and production capacity limitations, which can have a material impact on our costs and results of operations in this segment. The price of acrylic resins fluctuates based on the price of its components, which can also have a material impact on our costs and results of operations in this segment. In addition, the prices of crude oil, natural gas and certain petroleum by-products can also impact our costs and results of operations in this segment. We have agreements with certain significant suppliers for this segment that are intended to help assure continued supply.

Our Decorative Architectural Products segment also includes branded cabinet and door hardware, functional hardware, wall plates, hook and rail products, and picture hanging accessories, which are manufactured for us and sold to home center retailers, mass retailers, online retailers, other specialty retailers, original equipment manufacturers and wholesalers. These products are sold under the LIBERTY®, BRAINERD®, FRANKLIN BRASS® and other trademarks, and our key competitors in North America include Amerock, Top Knobs, Richelieu and private label brands. Decorative bath hardware, shower accessories, and shower doors are sold under the brand names DELTA® and FRANKLIN BRASS® and other trademarks to wholesalers, home center retailers, mass retailers and other specialty retailers. Competitors for these products include Kohler, Moen and private label brands.

During 2018, we expanded this segment with our acquisition of Kichler lighting products, which include decorative indoor and outdoor lighting fixtures, ceiling fans, landscape lighting and LED lighting systems. These products are sold to home center retailers, online retailers, electrical distributors, landscape distributors and lighting showrooms under the brand names KICHLER® and ÉLAN® and under other trademarks. Competitors of these products include FX Luminaire, Hinkley Lighting, Inc., Hunter Fan Company, Progress Lighting, Inc. and private label brands.

We import certain materials and products for this segment that may be subject to duties and tariffs.

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
The cabinet manufacturing industry in the United States includes several large companies and numerous local and regional businesses with whom we compete. We believe that competition in this industry is based largely on product features and selection, product quality and price. Our competitors in this segment include American Woodmark Corporation, Elkay Manufacturing Company, Inc. and Fortune Brands Home & Security, Inc.
The raw materials used in this segment are primarily hardwood lumber, plywood and particleboard and are available from multiple sources, both domestic and foreign. Some of the materials we import may be subject to duties and tariffs.
Windows and Other Specialty Products

We manufacture and sell vinyl, fiberglass and aluminum windows and patio doors, which are sold under the MILGARD® brand name for home improvement and new home construction, principally in the western United States. MILGARD products are sold primarily through dealers and, to a lesser extent, directly to production homebuilders and through lumber yards and home center retailers. Our North American competitors for these products include national brands, such as Andersen, Jeld‑Wen, Marvin, Pella, and Ply Gem, and numerous regional brands.
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

We do not expect that compliance with the federal, state, local and foreign regulations relating to the discharge of materials into the environment, or otherwise relating to the protection of the environment, will result in material capital expenditures or have a material adverse effect on our competitive position or results of operations and financial position.
Backlog
We do not consider backlog orders to be material in any of our segments.
Employees
At December 31, 2018, we employed approximately 26,000 people. We have generally experienced satisfactory relations with our employees.
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

The fundamentals driving our business are cyclical, fluctuating with economic cycles. Adverse changes or uncertainty involving the factors listed above or an economic downturn in the United States or worldwide could result in a decline in spending on residential repair and remodeling activity and a decline in demand for new home construction, which could adversely affect our results of operations and financial position.

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

In recent years, consumer purchasing practices and preferences have shifted and our customers’ business models and strategies have changed. As our customers execute their strategies to reach end consumers through multiple channels, they rely on us to support their efforts with our infrastructure, including maintaining robust and user-friendly websites with sufficient content for consumer research and providing comprehensive supply chain solutions and differentiated product development. If we are unable to successfully provide this support to our customers or if our customers are unable to successfully execute their strategies, our brands may lose market share.

If we do not timely and effectively identify and respond to changing consumer purchasing practices, including an increase in e-commerce, and consumer preferences, our relationships with our customers and with consumers could be harmed, the demand for our brands and products could be reduced and our results of operations and financial position could be adversely affected.

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

We face significant competition and operate in an evolving competitive landscape.

Our products face significant competition. We believe that brand reputation is an important factor affecting product selection and that we compete on the basis of product features and innovation, product quality, customer service, warranty and price. We sell many of our products through home center retailers, online retailers, distributors and independent dealers and rely on these customers to market and promote our products to consumers. Our success with our customers is dependent on our ability to provide quality products and timely delivery. In addition, home center retailers, which have historically concentrated their sales efforts on retail consumers and remodelers, are increasingly selling directly to professional contractors and installers, which may adversely affect our margins on our products that contractors and installers would otherwise buy through our dealers and wholesalers.

We also compete with low‑cost foreign manufacturers and private label brands sold by our customers in a variety of our product groups. As market dynamics change, we may experience a shift in the mix of some products we sell toward more value‑priced or opening price point products, which may affect our profitability.

Further, as the e‑commerce channel expands, greater pricing transparency for consumers, continuing conflicts between our existing distribution channels and a need for different distribution methods could affect our results of operations and financial position. In addition, our relationships with our customers, including our home center customers, may be affected if we increase the amount of business we transact in the e-commerce channel.

If we are unable to maintain our competitive position in our industries, our results of operations and financial position could be adversely affected.

Our sales are concentrated with two significant customers.

Our sales are concentrated with our two largest customers. In 2018, our net sales to The Home Depot were $2.7 billion (approximately 32 percent of our consolidated net sales), and our net sales to Lowe’s were less than 10 percent of our consolidated net sales. Our reliance on these significant customers may further increase if the mix of our business operations changes, including as a result of acquisitions or divestitures. These home center retailers can significantly affect the prices we receive for our products and the terms and conditions on which we do business with them. Additionally, these home center retailers may reduce the number of vendors from which they purchase and could make significant changes in their volume of purchases from us. Although other retailers, dealers, distributors and homebuilders represent other channels of distribution for our products and services, we might not be able to quickly replace, if at all, the loss of a substantial portion of our sales to The Home Depot or the loss of all of our sales to Lowe’s, and any such loss would have a material adverse effect on our business, results of operations and financial position.

In addition, these home center retailers are granted product exclusivity from time to time, which affects our ability to sell products to other customers and increases the complexity of our product offerings and our costs.

Variability in commodity costs, limited availability of commodities and increasing tariffs could affect our results of operations and financial position.

Various commodities, including, among others, brass, resins, titanium dioxide, zinc, wood and glass, are used to produce our products. Fluctuations in the availability and prices of these commodities have in the past and could increase the costs of our products. Our production of products could be affected if we or our suppliers are unable to procure our requirements for these commodities or if a shortage of these commodities drives their prices to levels that are not commercially feasible. Further, the cost of certain of our raw materials and finished goods is increasing as a result of new tariffs. Tariffs and rising energy costs could increase our production and transportation costs. In addition, water is a significant component of our architectural coatings products and may be subject to restrictions in certain regions. These factors could adversely affect our results of operations and financial position.

It can be difficult for us to pass on to customers our cost increases. Our existing arrangements with customers, competitive considerations and customer resistance to price increases may delay or make us unable to adjust selling prices. If we are not able to sufficiently increase the prices of our products or achieve cost savings to offset increased commodity and production costs, including the impact of increasing tariffs, our results of operations and financial position could be adversely affected. If we are able to increase our selling prices, sustained price increases for our products may lead to sales declines and loss of market share, particularly if our competitors do not increase their prices. When commodity prices decline, we have experienced and may in the future receive pressure from our customers to reduce our prices. Such reductions could adversely affect our results of operations and financial position.

From time to time we enter into long-term agreements with certain significant suppliers to help ensure continued availability of key commodities and to establish firm pricing, but at times these contractual commitments may result in our paying above market prices for commodities during the term of the contract. Occasionally, we may also use derivative instruments, including commodity futures and swaps. This strategy increases the possibility that we may make commitments for these commodities at prices that subsequently exceed their market prices, which has occurred and could occur in the future and may adversely affect our results of operations and financial position.

We are dependent on third-party suppliers.

We are dependent on third‑party suppliers for many of our products and components, and our ability to offer a wide variety of products depends on our ability to obtain an adequate and timely supply of these products and components. Failure of our suppliers to timely provide us quality products on commercially reasonable terms, or to comply with applicable legal and regulatory requirements, or our policies regarding our supplier business practices, could have a material adverse effect on our results of operations and financial position or could damage our reputation. Sourcing these products and components from another supplier is time-consuming and costly. Accordingly, the loss of critical suppliers, or a substantial decrease in the availability of products or components from our suppliers, could disrupt our business and adversely affect our results of operations and financial position.

Many of the suppliers we rely upon are located in foreign countries. The differences in business practices, shipping and delivery requirements, changes in economic conditions and trade policies and laws and regulations, together with the limited number of suppliers, have increased the complexity of our supply chain logistics and the potential for interruptions in our production scheduling. If we are unable to effectively manage our supply chain or if there is a disruption in transporting the products or components, our results of operations and financial position could be adversely affected.

There are risks associated with our international operations and global strategies.

In 2018, 19 percent of our sales are made outside of North America (principally in Europe) and are transacted in currencies other than the U.S. dollar. In addition to our European operations, we manufacture products in Asia and source products and components from third parties globally. Risks associated with our international operations include changes in political, monetary and social environments, economic conditions, labor conditions and practices, the laws, regulations and policies of foreign governments, social and political unrest, terrorist attacks, cultural differences and differences in enforcement of contract and intellectual property rights.

We are also affected by laws applicable to U.S. companies doing business abroad or importing goods and materials. These include tax laws, laws regulating competition, anti‑bribery/anti‑corruption and other business practices, and trade regulations, including duties and tariffs. Compliance with these laws are costly, and future changes to these laws may require significant management attention and disrupt our operations. Additionally, while it is difficult to assess what changes may occur and the relative effect on our international tax structure, significant changes in how U.S. and foreign jurisdictions tax cross‑border transactions could adversely affect our results of operations and financial position.

Our results of operations and financial position are also impacted by changes in currency exchange rates. Unfavorable currency exchange rates, particularly the Euro, the British pound sterling, the Canadian dollar and the Chinese Yuan Renminbi, have in the past adversely affected us, and could adversely affect us in the future. Fluctuations in currency exchange rates may present challenges in comparing operating performance from period to period.

Additionally, as the situation involving the United Kingdom’s decision to exit from the European Union develops, we could experience volatility in the currency exchange rates or a change in the demand for our products and services, particularly in our U.K. and European markets, or there could be disruption of our operations and our customers’ and suppliers’ businesses.

We may not achieve all of the anticipated benefits of our strategic initiatives.

We continue to pursue our strategic initiatives of investing in our brands, developing innovative products, and focusing on operational excellence through the Masco Operating System, our methodology to drive growth and productivity. All of these initiatives are designed to grow revenue, improve profitability and increase shareholder value over the mid‑ to long‑term. Our business performance and results could be adversely affected if we are unable to successfully execute these initiatives or if we are unable to execute these initiatives in a timely and efficient manner. We could also be adversely affected if we have not appropriately prioritized and balanced our initiatives or if we are unable to effectively manage change throughout our organization.

We may not be able to successfully execute our acquisition strategy or integrate businesses that we acquire.

Pursuing the acquisition of businesses complementary to our portfolio is a component of our strategy for future growth. If we are not able to identify suitable acquisition candidates or consummate potential acquisitions at acceptable terms and prices, our long‑term competitive positioning may be affected. Even if we are successful in acquiring businesses, we may experience risks in integrating these businesses into our existing business. Such risks include difficulties realizing expected synergies and economies of scale, diversion of our resources, unforeseen liabilities, issues or conflicts with our new or existing customers or suppliers, and difficulties in retaining critical employees of the acquired businesses. Future foreign acquisitions may also increase our exposure to foreign currency risks and risks associated with interpretation and enforcement of foreign regulations. Our failure to address these risks could cause us to incur additional costs and fail to realize the anticipated benefits of our acquisitions and could adversely affect our results of operations and financial position.

The long-term performance of our businesses relies on our ability to attract, develop and retain talented personnel.

To be successful, we must attract, develop and retain highly qualified, talented and diverse personnel who have the experience, knowledge and expertise to successfully implement our key strategic initiatives. We compete for employees with a broad range of employers in many different industries, including large multinational firms, and we invest significant resources in recruiting, developing, motivating and retaining them. From time to time, we have been affected by a shortage of qualified personnel in certain geographic areas. Our growth, competitive position and results of operations and financial position could be adversely affected by our failure to attract, develop and retain key employees, to build strong leadership teams, or to develop effective succession planning to assure smooth transitions of those employees and the knowledge and expertise they possess, or by a shortage of qualified personnel.

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

We have implemented security policies, processes and layers of defense designed to help identify and protect against intentional and unintentional misappropriation or corruption of our systems and information and disruption of our operations. Despite these efforts, our systems have been and in the future may be damaged, disrupted, or shut down due to cybersecurity attacks by unauthorized access, malicious software, undetected intrusion, hardware failures, or other events, and in these circumstances our disaster recovery plans may be ineffective or inadequate. These breaches or intrusions could lead to business interruption, exposure of proprietary or confidential information, data corruption, damage to the reputation of our brands, damage to our relationships with our customers and suppliers, exposure to litigation, and increased operational costs. Such events could adversely affect our results of operations and financial position.

In addition, we could be adversely affected if any of our significant customers or suppliers experiences any similar events that disrupt their business operations or damage their reputation.

We may not experience the anticipated benefits from our investments in new technology.

We continue to invest in new technology systems throughout our company, including implementations of Enterprise Resource Planning (“ERP”) systems at our business units. ERP implementations are complex and require significant management oversight. While we are leveraging our experience and engaging consultants to assist as we deploy ERP systems, we have experienced, and may continue to experience, unanticipated expenses and interruptions to our operations during these implementations. These interruptions could affect our ability to produce and ship goods to our customers or to timely report financial results and the effectiveness of our internal controls. Our results of operations and financial position could be adversely affected if we do not appropriately select and implement our new technology systems in a timely manner or if we experience significant unanticipated expenses or disruptions in connection with the implementation of ERP systems.

Claims and litigation could be costly.

We are involved in various claims and litigation, including class actions and regulatory proceedings, that arise in the ordinary course of our business and that could have a material adverse effect on us. The types of matters may include, among others: competition, product liability, employment, warranty, advertising, contract, personal injury, environmental, intellectual property, product compliance and insurance coverage. The outcome and effect of these matters are inherently unpredictable, and defending and resolving them can be costly and can divert management’s attention. We have and may continue to incur significant costs as a result of claims and litigation.

We are also subject to product safety regulations, recalls and direct claims for product liability that can result in significant costs and, regardless of the ultimate outcome, create adverse publicity and damage the reputation of our brands and business. Also, we rely on other manufacturers to provide products or components for products that we sell. Due to the difficulty of controlling the quality of products and components we source from other manufacturers, we are exposed to risks relating to the quality of such products and to limitations on our recourse against such suppliers.

We maintain insurance against some, but not all, of the risks of loss resulting from claims and litigation. The levels of insurance we maintain may not be adequate to fully cover our losses or liabilities. If any significant accident, judgment, claim or other event is not fully insured or indemnified against, it could adversely affect our results of operations and financial position.

Refer to Note T to the consolidated financial statements included in Item 8 of this Report for additional information about litigation involving our businesses.

Compliance with laws, government regulation and industry standards is costly, and our failure to comply could adversely affect our results of operations and financial position.

We are subject to a wide variety of federal, state, local and foreign laws and regulations pertaining to:

•	securities matters;

•	taxation;

•	anti-bribery/anti-corruption;

•	employment matters;

•	health and safety;

•	the protection of employees and consumers;

•	product compliance;

•	competition practices;

•	trade, including duties and tariffs;

•	data privacy and the collection and storage of information; and

•	climate change and environmental issues.

In addition to complying with current requirements and known future requirements, even more stringent requirements could be imposed on us in the future. As we sell new types of products or existing products in new geographic areas, our failure to comply with the requirements applicable to those products or regions could adversely affect our results of operations and financial position. Additionally, some of our products must be certified by industry organizations. Compliance with new or changed laws, regulations and industry standards may require us to alter our product designs, our manufacturing processes, our packaging or our sourcing. Compliance activities are costly and require significant management attention and resources. If we do not effectively and timely comply with such regulations and industry standards, our results of operations and financial position could be adversely affected.

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

Item 1B.    Unresolved Staff Comments.
None.

Item 2.	Properties.
The table below lists our principal North American properties.

Business Segment	Manufacturing	Warehouse and Distribution
Plumbing Products	22	7
Decorative Architectural Products	8	18
Cabinetry Products	8	4
Windows and Other Specialty Products	10	3
Totals	48	32
Most of our North American facilities range from single warehouse buildings to complex manufacturing facilities. We own most of our North American manufacturing facilities, none of which is subject to significant encumbrances. A substantial number of our warehouse and distribution facilities are leased.
The table below lists our principal properties outside of North America.

Business Segment	Manufacturing	Warehouse and Distribution
Plumbing Products	10	19
Decorative Architectural Products	—	—
Cabinetry Products	—	—
Windows and Other Specialty Products	9	—
Totals	19	19

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
Information regarding legal proceedings involving us is set forth in Note T to the consolidated financial statements included in Item 8 of this Report and is incorporated herein by reference.

Item 4.	Mine Safety Disclosures.
Not applicable.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
The New York Stock Exchange is the principal market on which our common stock is traded, under the ticker symbol MAS. On January 31, 2019, there were approximately 3,400 holders of record of our common stock.
We expect that our practice of paying quarterly dividends on our common stock will continue, although the payment of future dividends is at the discretion of our Board of Directors and will depend upon our earnings, capital requirements, financial condition and other factors.
In May 2017, our Board of Directors authorized the repurchase, for retirement, of up to $1.5 billion of shares of our common stock in open-market transactions or otherwise. During 2018, we repurchased and retired 18.6 million shares of our common stock (including 0.7 million shares to offset the dilutive impact of long-term stock awards granted during the year), for approximately $654 million. At December 31, 2018, we had $636 million remaining under the 2017 authorization. The following table provides information regarding the repurchase of our common stock for the three-month period ended December 31, 2018.

Period	Total Number of Shares Purchased	Average Price Paid Per Common Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Value of Shares That May Yet Be Purchased Under the Plans or Programs
10/1/18 - 10/31/18	2,305,692	$32.54	2,305,692	$860,879,098
11/1/18 - 11/30/18	5,635,262	$31.24	5,635,262	$684,831,947
12/1/18 - 12/31/18	1,652,685	$29.79	1,652,685	$635,603,772
Total for the quarter	9,593,639		9,593,639	$635,603,772

Performance Graph
The table below compares the cumulative total shareholder return on our common stock with the cumulative total return of (i) the Standard & Poor's 500 Composite Stock Index ("S&P 500 Index"), (ii) The Standard & Poor's Industrials Index ("S&P Industrials Index") and (iii) the Standard & Poor's Consumer Durables & Apparel Index ("S&P Consumer Durables & Apparel Index"), from December 31, 2013 through December 31, 2018, when the closing price of our common stock was $29.24. The graph assumes investments of $100 on December 31, 2013 in our common stock and in each of the three indices and the reinvestment of dividends.
The table below sets forth the value, as of December 31 for each of the years indicated, of a $100 investment made on December 31, 2013 in each of our common stock, the S&P 500 Index, the S&P Industrials Index and the S&P Consumer Durables & Apparel Index and includes the reinvestment of dividends.

	2014	2015	2016	2017	2018
Masco	$112.29	$145.52	$164.64	$231.40	$155.74
S&P 500 Index	$113.69	$115.26	$129.05	$157.22	$150.33
S&P Industrials Index	$109.83	$107.04	$127.23	$153.99	$133.53
S&P Consumer Durables & Apparel Index	$109.32	$108.49	$102.19	$121.18	$106.69

Item 6.	Selected Financial Data.

	Dollars in Millions (Except Per Common Share Data)
	2018	2017	2016	2015	2014
Net sales (1) (2)	$8,359	$7,642	$7,361	$7,142	$7,006
Operating profit (1) (2) (3)	1,211	1,194	1,087	914	721
Income from continuing operations attributable to Masco Corporation (1)(2) (4)	734	533	493	357	821
Income per common share from continuing operations (2):
Basic	$2.38	$1.68	$1.49	$1.04	$2.31
Diluted	2.37	1.66	1.48	1.03	2.28
Dividends declared	0.450	0.410	0.390	0.370	0.345
Dividends paid	0.435	0.405	0.385	0.365	0.330
At December 31:
Total assets (2) (5)	$5,393	$5,534	$5,164	$5,664	$7,208
Long-term debt (5)	2,971	2,969	2,995	2,403	2,919
Shareholders' equity (deficit) (2) (6)	69	183	(96)	58	1,128

(1)	Amounts exclude discontinued operations in the year 2014 and 2015.

(2)
Net sales, operating profit, income from continuing operations attributable to Masco Corporation, income per common share from continuing operations, total assets and shareholder's equity for 2014 and 2015 have not been recast for the impact of the adoption of Accounting Standards Codification 606. Refer to Note A to the consolidated financial statements for further information on the adoption of this standard.

(3)
Operating profit for 2014 and 2015 has not been recast for the impact of the adoption of Accounting Standards Update ("ASU") 2017-07, "Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost." Refer to Note A to the consolidated financial statements for further information on the adoption of this standard.

(4)	The year 2014 includes a $529 million tax benefit from the release of the valuation allowance on deferred tax assets.

(5)
Total assets and long-term debt for 2014 has not been recast for the impact of the adoption of ASU 2015‑03 “Interest - Imputation of Interest (Subtopic 835-30) - Simplifying the Presentation of Debt Issuance Costs,” as amended by Accounting Standards Update 2015-15, which required the reclassification of certain debt issuance costs from an asset to a liability.

(6)	The decrease in shareholder's equity from 2014 to 2015 relates primarily to the spin off of TopBuild Corp.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.
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
In addition to the various factors included in the "Executive Level Overview," "Critical Accounting Policies and Estimates" and "Outlook for the Company" sections, our future performance may be affected by the levels of residential repair and remodel activity and new home construction, our ability to maintain our strong brands and reputation and to develop new products, our ability to maintain our competitive position in our industries, our reliance on key customers, the cost and availability of raw materials and increasing tariffs, our dependence on third-party suppliers, risks associated with international operations and global strategies, our ability to achieve the anticipated benefits of our strategic initiatives, our ability to successfully execute our acquisition strategy and integrate businesses that we have and may acquire, our ability to attract, develop and retain talented personnel, risks associated with our reliance on information systems and technology, and our ability to achieve the anticipated benefits from our investments in new technology. These and other factors are discussed in detail in Item 1A "Risk Factors" of this Report. Any forward-looking statement made by us speaks only as of the date on which it was made. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. Unless required by law, we undertake no obligation to update publicly any forward-looking statements as a result of new information, future events or otherwise.
Executive Level Overview
We design, manufacture and distribute branded home improvement and building products. These products are sold primarily for repair and remodeling activity and new home construction through home center retailers, mass merchandisers, hardware stores, homebuilders, distributors, online retailers, and direct to the consumer.
2018 Results
Net sales were positively impacted by the acquisition of The L.D. Kichler Co. ("Kichler") in March 2018 and Mercury Plastics, Inc. ("Mercury") in December 2017. Net sales were also positively impacted by increased sales volume resulting from increased repair and remodel activity and new home construction in the U.S., and net selling price increases primarily in the U.S. Such increases were partially offset by the divestiture of Moores Furniture Group Limited ("Moores") in the fourth quarter of 2017 and Arrow Fastener Co., LLC ("Arrow") in the second quarter of 2017. Our results of operations were negatively impacted by increased other expenses, such as logistics costs, salaries, and Enterprise Resource Planning System ("ERP") costs, and the recognition of the inventory step up adjustment established as part of the acquisition of Kichler. Such negative impacts were partially offset by benefits associated with cost savings initiatives and increased sales volume.
Our Plumbing Products segment was negatively impacted by an increase in commodity costs, unfavorable sales mix, and an increase in other expenses (such as salaries, logistics costs and ERP costs). These negative impacts were partially offset by increased sales volume, the benefits associated with cost savings initiatives and increased net selling prices. Our Decorative Architectural Products segment was negatively impacted by an increase in commodity costs, the recognition of the inventory step up adjustment established as part of the acquisition of Kichler, and increased depreciation and amortization expense. These negative impacts were partially offset by increased net selling prices of paints and other coating products, benefits associated with cost savings initiatives and increased sales volume. Our Cabinetry Products segment was negatively impacted by an increase in other expenses (such as logistics costs), program launch and display expenses, and unfavorable sales mix. These negative impacts were partially offset by benefits associated with cost savings initiatives, increased sales volume and the divestiture of Moores. Our Windows and Other Specialty Products segment was negatively impacted by an increase in other expenses (such as warranty-related costs and higher labor costs), an increase in commodity costs, decreased sales volume and the divestiture of Arrow. These negative impacts were partially offset by increased net selling prices and the benefits associated with cost savings initiatives.

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
Determining market values using a discounted cash flow method requires us to make significant estimates and assumptions, including long-term projections of cash flows, market conditions and appropriate discount rates. Our judgments are based upon historical experience, current market trends, consultations with external valuation specialists and other information. While we believe that the estimates and assumptions underlying the valuation methodology are reasonable, different estimates and assumptions could result in different outcomes. In estimating future cash flows, we rely on internally generated five-year forecasts for sales and operating profits, and, currently, a two to three percent long-term assumed annual growth rate of cash flows for periods after the five-year forecast. We generally develop these forecasts based upon, among other things, recent sales data for existing products, planned timing of new product launches, estimated repair and remodel activity and estimated housing starts. Our assumptions included a relatively stable U.S. Gross Domestic Product growing at approximately 2.5 percent per annum and a eurozone Gross Domestic Product growing at approximately 1.9 percent per annum over the five-year forecast.
We utilize our weighted average cost of capital of approximately 9.0 percent as the basis to determine the discount rate to apply to the estimated future cash flows. Our weighted average cost of capital increased in 2018 as compared to 2017, primarily due to an increased market required rate of return on equity, as well as an increase in the after-tax cost of debt, which was driven by a reduction in the effective tax rate. In 2018, based upon our assessment of the risks impacting each of our businesses, we applied a risk premium to increase the discount rate to a range of 11.0 percent to 13.5 percent for our reporting units.
If the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized to the extent that a reporting unit's recorded carrying value exceeds its fair value, not to exceed the carrying amount of goodwill in that reporting unit.
In the fourth quarter of 2018, we estimated that future discounted cash flows projected for all of our reporting units were greater than the carrying values. Accordingly, we did not recognize any impairment charges for goodwill. A 10 percent decrease in the estimated fair value of our reporting units would not have resulted in an impairment for any reporting unit.
We review our other indefinite-lived intangible assets for impairment annually, in the fourth quarter, or as events occur or circumstances change that indicate the assets may be impaired without regard to the business unit. Potential impairment is identified by comparing the fair value of an other indefinite-lived intangible asset to its carrying value. We utilized a relief-from-royalty model to estimate the fair value of other indefinite-lived intangible assets. We consider the implications of both external (e.g., market growth, competition and local economic conditions) and internal (e.g., product sales and expected product growth) factors and their potential impact on cash flows related to the intangible asset in both the near- and long-term. We also consider the profitability of the business, among other factors, to determine the royalty rate for use in the impairment assessment.
We utilize our weighted average cost of capital of approximately 9.0 percent as the basis to determine the discount rate to apply to the estimated future cash flows. In 2018, based upon our assessment of the risks impacting each of our businesses, we applied a risk premium to increase the discount rate to a range of 12.0 percent to 13.5 percent for our other indefinite-lived intangible assets.
In the fourth quarter of 2018, we estimated that future discounted cash flows projected for our other indefinite-lived intangible assets were greater than the carrying values. Accordingly, we did not recognize any impairment charges for other indefinite-lived intangible assets. A 10 percent decrease in the estimated fair value of our other indefinite-lived intangible assets would have resulted in a $4 million impairment for trade names related to businesses acquired within the past two years.
Employee Retirement Plans
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
In December 2018, our discount rate for obligations increased to a weighted average of 3.8 percent from 3.3 percent. The discount rate for obligations is based upon the expected duration of each defined-benefit pension plan's liabilities matched to the December 31, 2018 Willis Towers Watson Rate Link Curve. The discount rates we use for our defined-benefit pension plans ranged from 1.5 percent to 4.2 percent, with the most significant portion of the liabilities having a discount rate for obligations of 4.1 percent or higher. The assumed asset return was primarily 7.0 percent, reflecting the expected long-term return on plan assets based upon an analysis of expected and historical rates of return of various asset classes utilizing the current and long-term target asset allocation of the plan assets.
Our net underfunded amount for our qualified defined-benefit pension plans, which is the difference between the projected benefit obligation and plan assets, decreased to $226 million at December 31, 2018 from $266 million at

December 31, 2017. Our projected benefit obligation for our unfunded, non-qualified, defined-benefit pension plans decreased to $155 million at December 31, 2018 from $170 million at December 31, 2017. These unfunded plans are not subject to the funding requirements of the Pension Protection Act of 2006. In accordance with the Pension Protection Act, the Adjusted Funding Target Attainment Percentage for the various defined-benefit pension plans ranges from 90 percent to 115 percent.
The decrease in our qualified defined-benefit pension plan projected benefit obligation was primarily impacted by an increase in the discount rate. During 2018, we contributed $52 million to our qualified defined-benefit pension plans, and our qualified defined-benefit pension plan assets had a return of negative 4.9 percent. Refer to Note M to the consolidated financial statements for additional information.
We expect pension expense for our qualified defined-benefit pension plans to be $16 million in 2019 compared with $8 million in 2018. If we assumed that the future return on plan assets was 50 basis points lower than the assumed asset return and the discount rate decreased by 50 basis points, the 2019 pension expense would increase by $4 million. We expect pension expense for our non-qualified defined-benefit pension plans to be $8 million in 2019, compared to $9 million in 2018.
We anticipate that we will be required to contribute approximately $15 million in 2019 to our qualified and non-qualified defined-benefit plans; however, we currently anticipate contributing approximately $66 million in 2019. Refer to Note M to the consolidated financial statements for further information regarding the funding of our plans.
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
We maintain a valuation allowance on certain state and foreign deferred tax assets as of December 31, 2018. Should we determine that we would not be able to realize our remaining deferred tax assets in these jurisdictions in the future, an adjustment to the valuation allowance would be recorded in the period such determination is made. The need to maintain a valuation allowance against deferred tax assets may cause greater volatility in our effective tax rate.
The current accounting guidance allows the recognition of only those income tax positions that have a greater than 50 percent likelihood of being sustained upon examination by the taxing authorities. We believe that there is an increased potential for volatility in our effective tax rate because this threshold allows for changes in the income tax environment and, to a greater extent, the inherent complexities of income tax law in a substantial number of jurisdictions, which may affect the computation of our liability for uncertain tax positions.
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
The comprehensive U.S. tax reform, which generally became effective in 2018 has had a significant impact on our effective tax rate and taxes paid primarily due to the reduction in the U.S. Federal corporate tax rate from 35 percent to 21 percent and the additional U.S. taxes on our foreign earnings. The continued impact from U.S. tax reform may differ from our current estimates due to the issuance and finalization of future regulatory guidance.
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
Certain factors and related assumptions in determining our warranty liability involve judgments and estimates and are sensitive to changes in the factors described above. We believe that the warranty accrual is appropriate; however, actual claims incurred could differ from our original estimates, which would require us to adjust our previously established accruals. Refer to Note T to the consolidated financial statements for additional information on our warranty accrual.
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
Litigation
We are involved in claims and litigation, including class actions and regulatory proceedings, which arise in the ordinary course of our business. Liabilities and costs associated with these matters require estimates and judgments based upon our professional knowledge and experience and that of our legal counsel. When a liability is probable of being incurred and our exposure in these matters is reasonably estimable, amounts are recorded as charges to earnings. The ultimate resolution of these exposures may differ due to subsequent developments.
Corporate Development Strategy
We expect to maintain a balanced growth strategy pursuing organic growth by maximizing the full potential of our existing core businesses and complementing our existing business with strategic acquisitions.
In addition, we actively manage our portfolio of companies by divesting of those businesses that do not align with our long-term growth strategy. We will continue to review all of our businesses to determine which businesses, if any, may not align with our long-term growth strategy.
Liquidity and Capital Resources
Historically, we have largely funded our growth through cash provided by our operations, the issuance of notes in the financial markets, bank borrowings and the issuance of our common stock, including issuances for certain mergers and acquisitions. Maintaining high levels of liquidity and focusing on cash generation are among our financial strategies. Our capital allocation strategy includes reinvesting in our business, balancing share repurchases with potential acquisitions and maintaining an appropriate dividend.
Our total debt as a percent of total capitalization was 98 percent and 94 percent at December 31, 2018 and 2017, respectively. Refer to Note K to the consolidated financial statements for additional information.
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
The Amended Credit Agreement contains financial covenants requiring us to maintain (A) a maximum net leverage ratio, as adjusted for certain items, of 4.0 to 1.0, and (B) a minimum interest coverage ratio, as adjusted for certain items, equal to or greater than 2.5 to 1.0. We were in compliance with all covenants and had no borrowings under our Amended Credit Agreement at December 31, 2018. We expect to remain in compliance with these covenants through at least the next year.
On March 9, 2018, we acquired substantially all of the net assets of Kichler. The purchase price, net of $2 million cash acquired, consisted of $549 million paid with cash on hand.
In the third quarter of 2018, we increased our quarterly dividend to $.12 per common share from $.105 per common share. During 2018, we repurchased 18.6 million shares of our common stock for cash aggregating $654 million.
We had cash, cash investments and short-term bank deposits of approximately $559 million at December 31, 2018. Our cash and cash investments consist of overnight interest bearing money market demand accounts, time deposit accounts, and money market mutual funds containing government securities and treasury obligations. While we attempt to diversify these investments in a prudent manner to minimize risk, it is possible that future changes in the financial markets could affect the security or availability of these investments. Our short-term bank deposits consist of time deposits with maturities of 12 months or less.
Of the $559 million and $1.3 billion of cash, cash investments and short-term bank deposits we held at December 31, 2018 and 2017, respectively, $270 million and $759 million, respectively, is held in our foreign subsidiaries. If these funds were needed for our operations in the U.S., their repatriation into the U.S. would not result in significant additional U.S. income tax or foreign withholding tax, as we have recorded such taxes on substantially all undistributed foreign earnings, except for those that are legally restricted.
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
Our current ratio was 1.6 to 1 and 2.0 to 1 at December 31, 2018 and 2017, respectively. The decrease in our current ratio is due primarily to the cash on hand we paid for our acquisition of Kichler, partially offset by the acquired working capital.

Cash Flows
Significant sources and (uses) of cash in the past three years are summarized as follows, in millions:

	2018	2017	2016
Net cash from operating activities	$1,032	$751	$789
Retirement of notes	(114)	(535)	(1,300)
Purchase of Company common stock	(654)	(331)	(459)
Cash dividends paid	(134)	(129)	(128)
Dividends paid to noncontrolling interest	(89)	(35)	(31)
Capital expenditures	(219)	(173)	(180)
Debt extinguishment costs	—	(104)	(40)
Acquisition of businesses, net of cash acquired	(549)	(89)	—
Issuance of notes, net of issuance costs	—	593	889
Employee withholding taxes paid on stock-based compensation	(42)	(33)	(40)
Proceeds from disposition of:
Businesses, net of cash disposed	—	128	—
Property and equipment	14	24	—
Financial investments	5	7	32
Decrease in debt, net	(1)	(3)	(1)
Proceeds of short-term bank deposits, net	108	112	40
Effect of exchange rate changes on cash and cash investments	4	55	(34)
Other, net	4	(34)	(15)
Cash (decrease) increase	$(635)	$204	$(478)
Our working capital days were as follows:

	At December 31,
	2018	2017
Receivable days	53	51
Inventory days	64	59
Accounts Payable days	71	72
Working capital (receivables plus inventories, less accounts payable) as a percentage of net sales	14.0%	13.4%
Net cash provided by operations of $1,032 million consisted primarily of net income adjusted for certain non-cash items, including depreciation and amortization expense of $156 million, stock-based compensation expense and amortization expense related to in-store displays, changes in working capital amounts, as well as employee withholding taxes paid on stock-based compensation, which is classified as a financing activity. These amounts were partially offset by contributions to our defined-benefit pension plans.
Net cash used for financing activities was $1,020 million, primarily due to $654 million for the repurchase and retirement of Company common stock (as part of our strategic initiative to drive shareholder value), $134 million for the payment of cash dividends, $114 million for the retirement of our 6.625% of Notes due April 15, 2018, $89 million for dividends paid to noncontrolling interests and $42 million for employee withholding taxes paid on stock-based compensation.
In May 2017, our Board of Directors authorized the repurchase, for retirement, of up to $1.5 billion of shares of our common stock in open-market transactions or otherwise. During 2018, we repurchased and retired 18.6 million shares of our common stock, (including 0.7 million shares repurchased to offset the dilutive impact of long-term stock awards granted in 2018). At December 31, 2018, we had $636 million remaining under the authorization. Consistent with past practice and as part of our strategic initiative to drive shareholder value, we anticipate using approximately $600 million of cash for share repurchases (including shares which will be purchased to offset any dilution from long-term stock awards granted as part of our compensation programs) in 2019.

Net cash used for investing activities was $651 million, primarily driven by $549 million for the acquisition of Kichler, net of cash acquired, and $219 million for capital expenditures, partially offset by $108 million of net proceeds from the disposition of short-term bank deposits.
We continue to invest in our manufacturing and distribution operations to increase our productivity, improve customer service and support new product innovation. Capital expenditures for 2018 were $219 million, compared with $173 million for 2017 and $180 million for 2016. For 2019, capital expenditures, excluding any potential acquisitions, are expected to be approximately $200 million. Depreciation and amortization expense for 2018 totaled $156 million, compared with $127 million for 2017 and $134 million for 2016. For 2019, depreciation and amortization expense, excluding any potential 2019 acquisitions, is expected to be approximately $175 million. Amortization expense totaled $24 million in 2018, compared with $11 million and $10 million in 2017 and 2016, respectively.
Costs of environmental responsibilities and compliance with existing environmental laws and regulations have not had, nor do we expect them to have, a material effect on our capital expenditures, financial position or results of operations.
We believe that our present cash balance and cash flows from operations, and our ability to utilize our Amended Credit Agreement are sufficient to fund our near-term working capital and other investment needs. We believe that our longer-term working capital and other general corporate requirements will be satisfied through cash flows from operations and, to the extent necessary, from bank borrowings and future financial market activities.
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
The following discussion of consolidated results of operations compares each respective period to the same period of the immediately preceding year.

Sales and Operations
Net sales for 2018 were $8.4 billion, which increased nine percent compared to 2017. Excluding acquisitions, divestitures and the effect of currency translation, net sales increased five percent. The following table reconciles reported net sales to net sales excluding acquisitions, divestitures and the effect of currency translation, in millions:

	Year Ended December 31
	2018	2017
Net sales, as reported	$8,359	$7,642
Acquisitions	(377)	—
Divestitures	—	(72)
Net sales, excluding acquisitions and divestitures	7,982	7,570
Currency translation	(47)	—
Net sales, excluding acquisitions, divestitures and the effect of currency translation	$7,935	$7,570
Net sales for 2018 increased five percent due to the acquisition of Kichler in March 2018 and Mercury in December 2017. Net sales were also positively impacted by increased sales volume of plumbing products and cabinetry, which, in aggregate, increased sales by three percent, and net selling price increases of paints and other coating products, plumbing products and windows, which, in aggregate, increased sales by two percent. Foreign currency translation also increased sales by one percent. Net sales for 2018 were negatively affected by the divestiture of our Arrow and Moores businesses, which, in aggregate, decreased sales by one percent.
Net sales for 2017 were positively affected by increased sales volume of plumbing products, paints and other coating products and builders' hardware, which, in aggregate, increased sales by four percent. Net sales for 2017 were also positively affected by favorable sales mix of cabinets, North American plumbing products and North American windows, as well as net selling price increases of windows and international plumbing products, which, in aggregate, increased sales two percent. Net sales for 2017 were negatively affected by lower sales volume of cabinets, the divestiture of our Arrow and Moores businesses, and an unfavorable sales mix of international plumbing products, which, in aggregate, decreased sales by two percent.
Net sales for 2016 were positively affected by increased sales volume of plumbing products, paints and other coating products and builders' hardware. Net sales for 2016 were also positively affected by favorable sales mix of cabinets and windows, and net selling price increases of North American windows and North American and international plumbing products. Net sales for 2016 were negatively affected by lower sales volume of cabinets and lower net selling prices of paints and other coating products.
Our gross profit margins were 32.2 percent, 34.2 percent and 33.4 percent in 2018, 2017 and 2016, respectively. The 2018 gross profit margin was negatively impacted by an increase in commodity costs, the recognition of the inventory step up adjustment established as a part of the the acquisition of Kichler, an increase in other expenses (such as logistics costs and salaries) and unfavorable sales mix. These negative impacts were partially offset by an increase in net selling prices, the benefits associated with cost savings initiatives, and increased sales volume. The 2017 gross profit margin was positively impacted by increased sales volume, a more favorable relationship between net selling prices and commodity costs, and cost savings initiatives.
Selling, general and administrative expenses as a percent of sales were 17.7 percent in 2018 compared with 18.6 percent in 2017 and 18.7 percent in 2016. The decrease in selling, general and administrative expenses, as a percentage of sales, was driven by leverage of fixed expenses, due primarily to increased sales volume, and improved cost control.
The following table reconciles reported operating profit to operating profit, as adjusted to exclude certain items, dollars in millions:

	2018	2017	2016
Operating profit, as reported	$1,211	$1,194	$1,087
Rationalization charges	14	4	22
Kichler inventory step up adjustment	40	—	—
Operating profit, as adjusted	$1,265	$1,198	$1,109
Operating profit margins, as reported	14.5%	15.6%	14.8%
Operating profit margins, as adjusted	15.1%	15.7%	15.1%
Operating profit margin in 2018 was negatively affected by an increase in commodity costs, the recognition of the inventory step up adjustment established as a part of the the acquisition of Kichler and an increase in other expenses (such as logistics costs, salaries and ERP costs). These negative impacts were partially offset by increased net selling prices, benefits associated with cost savings initiatives and increased sales volume. Operating profit margin in 2017 was positively impacted by increased sales volume, cost savings initiatives, and a more favorable relationship between net selling prices and commodity costs. Operating profit margin in 2017 was negatively impacted by an increase in strategic growth investments and certain other expenses, including stock-based compensation, health insurance costs, trade show costs and increased head count.
Due to the recently-announced increase in tariffs on imported materials from China, and assuming tariffs rise to 25 percent in 2019, we could be exposed to approximately $150 million of potential annual direct cost increases. We will work to mitigate the impact of these tariffs through a combination of price increases, supplier negotiations, supply chain repositioning and other internal productivity measures.

Other Income (Expense), Net
Other, net, for 2018 included $14 million of net periodic pension and post-retirement benefit cost and $8 million of realized foreign currency losses. These expenses were partially offset by $3 million of earnings related to equity method investments and $1 million related to distributions from private equity funds.
Other, net, for 2017 included $26 million related to periodic pension and post-retirement benefit costs, $13 million net loss related to the divestitures of Moores and Arrow and $2 million related to the impairment of a private equity fund, partially offset by $3 million related to distributions from private equity funds and $1 million of earnings related to equity method investments.

Other, net, for 2016 included $32 million related to periodic pension and post-retirement benefit costs and $3 million of realized foreign currency losses, partially offset by $5 million related to distributions from private equity funds, $3 million from the redemption of auction rate securities and $2 million of earnings from equity method investments.
Interest expense was $156 million, $278 million and $229 million in 2018, 2017 and 2016, respectively. The decrease in interest expense from 2017 to 2018 is primarily the result of a loss on debt extinguishment of $107 million which was recorded as additional interest expense in connection with the early retirement of debt in 2017, the discharge of indebtedness in 2018 and refinancing certain debt at more favorable interest rates in 2017. The increase in interest expense from 2016 to 2017 is primarily the result of the $107 million and $40 million losses on debt extinguishment which were recorded as additional interest expense in connection with the early retirement of debt in 2017 and 2016, respectively. The increase was partially offset by the discharge of indebtedness in 2016 as well as refinancing certain debt at more favorable interest rates.
Net Income and Income Per Common Share (Attributable to Masco Corporation)
Net income and diluted income per common share for 2018 were $734 million and $2.37 per common share, respectively. Net income and diluted income per common share for 2017 were $533 million and $1.66 per common share, respectively. Net income and diluted income per common share for 2016 were $493 million and $1.48 per common share, respectively.
Our effective tax rate was 25 percent, 34 percent and 36 percent in 2018, 2017 and 2016, respectively. U.S. tax reform, which generally became effective in 2018, reduced the U.S. Federal tax rate from 35 percent to 21 percent. Additionally, effective January 1, 2017 we adopted ASU 2016-09, which requires the tax effects related to employee stock-based payments to be recorded to income tax expense, thus increasing the volatility in our effective tax rate. Our normalized tax rate was 25 percent, 34 percent and 36 percent in 2018, 2017 and 2016, respectively.
In the fourth quarter of 2018, our normalized rate was changed from 26 percent to 25 percent primarily due to a reduction in our U.S. tax on foreign earnings attributable to Global Intangible Low-taxed Income as a result of recently issued IRS regulatory guidance. Our 2018 effective tax rate equaled our normalized rate.
The 2017 effective tax rate was impacted by divestiture of businesses with no tax impact. This impact was offset by a $17 million net tax benefit from the impact of changes in U.S. Federal tax law and a $20 million tax benefit from stock-based compensation payments recognized in 2017.
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
Refer to Note R to the consolidated financial statements for additional information.
Outlook for the Company

We continue to successfully execute our long-term growth and capital allocation strategies by leveraging our strong brand portfolio, industry-leading positions and Masco Operating System, our methodology to drive growth and productivity. Although we have experienced commodity and logistics cost pressures, the fundamentals of the repair and remodel industry remain strong. We believe that our strong financial position and cash flow generation, together with our current strategy of investing in our industry-leading branded building products, our continued focus on innovation and our commitment to operational excellence, the active management of our portfolio and disciplined capital allocation, will allow us to drive long-term growth and create shareholder value.

Business Segment and Geographic Area Results
The following table sets forth our net sales and operating profit (loss) information by business segment and geographic area, dollars in millions.

				Percent Change
	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
Net Sales:
Plumbing Products	$3,998	$3,732	$3,529	7%	6%
Decorative Architectural Products	2,656	2,206	2,092	20%	5%
Cabinetry Products	950	934	970	2%	(4)%
Windows and Other Specialty Products	755	770	770	(2)%	—%
Total	$8,359	$7,642	$7,361	9%	4%
North America	$6,763	$6,067	$5,838	11%	4%
International, principally Europe	1,596	1,575	1,523	1%	3%
Total	$8,359	$7,642	$7,361	9%	4%

	2018	2017	2016
Operating Profit (Loss): (A)
Plumbing Products	$715	$702	$654
Decorative Architectural Products	456	438	433
Cabinetry Products	86	92	97
Windows and Other Specialty Products	34	54	(3)
Total	$1,291	$1,286	$1,181

North America	$1,094	$1,080	$973
International, principally Europe	197	206	208
Total	1,291	1,286	1,181
General corporate expense, net	(80)	(92)	(94)
Total operating profit	$1,211	$1,194	$1,087

	2018	2017	2016
Operating Profit (Loss) Margin: (A)
Plumbing Products	17.9%	18.8%	18.5%
Decorative Architectural Products	17.2%	19.9%	20.7%
Cabinetry Products	9.1%	9.9%	10.0%
Windows and Other Specialty Products	4.5%	7.0%	(0.4)%

North America	16.2%	17.8%	16.7%
International, principally Europe	12.3%	13.1%	13.7%
Total	15.4%	16.8%	16.0%

Total operating profit margin, as reported	14.5%	15.6%	14.8%

(A)	Before general corporate expense, net; refer to Note P to the consolidated financial statements for additional information.

Business Segment Results Discussion
Changes in operating profit margins in the following Business Segment and Geographic Area Results discussion exclude general corporate expense, net, and compares each respective period to the same period of the immediately preceding year.
Plumbing Products
Sales
Net sales of Plumbing Products increased seven percent in 2018 due primarily to higher sales volume of North American and International operations, which, in aggregate, increased sales by five percent, and net selling price increases of International and North American operations, which in aggregate, increased sales by one percent. The acquisition of Mercury and foreign currency translation each increased sales by one percent. Such increases were partially offset by unfavorable sales mix of North American and International operations which, in aggregate, decreased sales by one percent.
Net sales in this segment increased six percent in 2017, primarily due to higher sales volume of both North American and International operations, net selling price increases of International operations and a favorable sales mix of North American operations, which, in aggregate, increased sales by seven percent. These increases were partially offset by an unfavorable sales mix of International operations, which decreased sales by one percent.
Net sales in this segment increased in 2016, primarily due to higher sales volume of both North American and International operations, partially offset by foreign currency translation.
Operating Results
Operating margins in the Plumbing Products segment in 2018 were negatively impacted by an increase in commodity costs, unfavorable sales mix, an increase in other expenses (such as salaries, logistics, and ERP system costs), and higher depreciation expense. These negative impacts were partially offset by increased sales volume, the benefit associated with cost savings initiatives and increased net selling prices.
Operating margins in this segment in 2017 were positively impacted by increased sales volume, cost savings initiatives, and a favorable relationship between net selling prices and commodity costs, partially offset by an increase in strategic growth initiatives and certain other expenses (including trade show costs and higher headcount).
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
Decorative Architectural Products
Sales
Net sales of Decorative Architectural Products increased 20 percent in 2018 due primarily to the acquisition of Kichler in March 2018, which increased sales by 16 percent. Net sales also increased due to net selling price increases of paints and other coating products and increased sales volume of builders' hardware and paints and other coating products.
Net sales in this segment increased five percent in 2017 primarily due to higher sales volume of paints and other coating products and builders' hardware, resulting from growth in our BEHR PRO® business and the expansion of our shower door and cabinet hardware programs, as well as net selling price increases of paints and other coating products.
Net sales in this segment increased in 2016 primarily due to higher sales volume of paints and other coating products related to our BEHR PRO business and core-DIY products, as well as builder's hardware. Such increases were partially offset by lower net selling prices of paints and other coating products.
Operating Results
Operating margins in the Decorative Architectural Products segment in 2018 were negatively impacted by an increase in commodity costs of paints and other coating products and builders' hardware, the recognition of the inventory step up adjustment established as part of the acquisition of Kichler, increased depreciation and amortization expense and an increase in strategic growth investments. These negative impacts were partially offset by increased net selling prices of paints and other coating products, benefits associated with cost savings initiatives, increased sales volume of builders' hardware and paints and other coating products, and a gain on the sale of a building.
Operating margins in this segment in 2017 were negatively affected by an unfavorable relationship between net selling prices and commodity costs of paints and other coating products, and an increase in strategic growth investments to support the expansion of pro paint sales and new programs in builders' hardware. Such cost increases were partially offset by increased sales volume and cost savings initiatives.
Operating margins in this segment in 2016 reflect increased sales volume of paints and other coating products and builders' hardware, partially offset by an unfavorable relationship between net selling prices and commodity costs of paints and other coating products.
Cabinetry Products
Sales
Net sales in the Cabinetry Products segment increased two percent in 2018 due primarily to higher sales volume to home centers and dealers, which increased sales four percent. Net selling price increases and favorable sales mix, in aggregate, increased sales by two percent. These increases were partially offset by the divestiture of Moores, which decreased sales by five percent.
Net sales in this segment decreased four percent in 2017 primarily due to lower sales volume of North American cabinets, mainly due to decreased sales to our builder customers in the U.S., which decreased sales by five percent. Additionally, our international cabinet business experienced lower sales volume due to the continued exit of certain accounts in the U.K., which, combined with our divestiture of the same business in the fourth quarter, decreased sales by two percent. Such decreases were partially offset by a positive sales mix of North American cabinets, which increased sales by three percent.
Net sales in this segment decreased in 2016 primarily due to lower sales volume of cabinets resulting from our deliberate exit of certain lower margin business in the direct-to-builder channel in the U.S. and other accounts in the U.K., and a stronger U.S. dollar. Such decreases were partially offset by a favorable sales mix of North American and international cabinets and net selling price increases of North American cabinets.
Operating Results
Operating margins in the Cabinetry Products segment in 2018 were negatively impacted by an increase in other expenses (such as logistics costs), program launch and display expenses, commodity costs and unfavorable sales mix. These negative impacts were partially offset by increased net selling prices, benefits associated with cost savings initiatives, increased sales volume and the divestiture of Moores.
Operating margins in this segment were slightly lower in 2017 due to decreased sales volume, costs to support new product launches in North America, anti-dumping and countervailing duties, and an unfavorable relationship between net selling prices and commodity costs of North American cabinets which were mostly offset by cost savings initiatives as well as positive sales mix of North American cabinets.
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
Windows and Other Specialty Products
Sales
Net sales of Windows and Other Specialty Products decreased two percent in 2018. The divestiture of Arrow in the second quarter of 2017 decreased sales by four percent. Lower sales volume of international windows further decreased sales by four percent. Such decreases were partially offset by net selling price increases of North American and international windows, which, in aggregate, increased sales by three percent, favorable sales mix of North American windows, which increased sales by two percent, and foreign currency translation, which increased sales one percent.
Net sales of Windows and Other Specialty Products were flat in 2017. Excluding the divestiture of Arrow, sales increased five percent. Net selling price increases of North American and international windows, increased sales volume of North American windows, and a favorable sales mix of North American windows, in aggregate, increased sales by seven percent. These increases were partially offset by decreased sales volume of international windows, which decreased sales by one percent. Foreign currency translation also decreased sales by one percent, due to a weaker U.S. dollar.
Net sales in this segment increased in 2016 primarily due to improved net selling prices of North American windows, a favorable sales mix of North American and international windows, and the impact from acquiring a U.K. window business. These increases were partially offset by foreign currency translation due to a stronger U.S. dollar.
Operating Results
Operating margins in the Windows and Other Specialty Products segment in 2018 were negatively impacted by an increase in other expenses (such as warranty-related costs and higher labor costs), increased commodity costs, decreased sales volume of international windows, and the divestiture of Arrow. These negative impacts were partially offset by increased net selling prices and benefits associated with costs savings initiatives.
Operating margins in this segment in 2017 were positively affected by a decrease in warranty adjustments, cost savings initiatives and a favorable relationship between net selling prices and commodity costs of North American windows.
Operating margins in this segment decreased in 2016 due to a $31 million increase in our estimate of expected future warranty claims relating to previously sold windows and doors. The change in estimate resulted from the adoption of an improved warranty valuation model and the availability of additional information used to support the estimate of costs to service claims and recent warranty claim trends, including a shift to increased costs to repair. Operating margins also decreased due to increases in certain other expenses, such as higher labor costs and ERP system implementation costs at our North American windows business. Such costs were partially offset by a more favorable relationship between net selling prices and commodity costs of North American windows.
Business Rationalizations and Other Initiatives
Over the last several years, we have taken several actions focused on the strategic rationalization of our businesses including business consolidations, plant closures, head count reductions and other cost savings initiatives. In 2018, 2017 and 2016, we incurred net pre-tax costs and charges related to these initiatives of $14 million, $4 million, and $22 million, respectively.
We continue to realize the benefits of our business rationalizations and continuous improvement initiatives across our enterprise and expect to identify additional opportunities to improve our business operations, although we do not anticipate that the related costs will be as significant as they have been historically.
During 2018, our Plumbing Products segment incurred costs and charges of $9 million primarily related to plant closure costs in North America. Our Windows and Other Specialty Products segment incurred costs of $5 million primarily related to plant closure costs and severance in the United Kingdom.
During 2017, our Plumbing Products segment incurred costs and charges of $2 million primarily related to plant closure costs and severance in North America. Our Cabinetry Products segment incurred costs of $2 million primarily related to plant closure costs in North America.
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

Geographic Area Results Discussion

North America
Sales
North American net sales in 2018 increased 11 percent. Net sales were positively impacted by the acquisitions of Kichler and Mercury which, in aggregate, increased sales by six percent. Net sales were also positively impacted by increased sales volume of plumbing products and cabinets, which, in aggregate, increased sales by three percent, and increased net selling prices of paints and other coating products, which increased sales by one percent.
North American net sales in 2017 increased four percent. Net sales were positively impacted by increased sales volume of plumbing products, paints and other coating products, builders' hardware and windows, which more than offset decreased sales volume of cabinets. In aggregate, sales volume increased sales by three percent. Favorable sales mix of cabinets, plumbing products and windows, and net selling price increases of windows and paints and other coating products, in aggregate, increased sales by two percent. The divestiture of Arrow decreased sales by one percent.
North American net sales in 2016 were positively impacted by increased sales volume of paints and other coating products, plumbing products and builders' hardware, which more than offset decreased sales volume of cabinets. A favorable sales mix of cabinets and windows and increased net selling prices of windows, plumbing products and cabinets also increased sales. Such increases were partially offset by lower net selling prices of paints and other coating products.
Operating Results
Operating margins from North American operations in 2018 were negatively affected by an increase in commodity costs, the recognition of the inventory step up adjustment established as part of the acquisition of Kichler and an increase in other expenses (such as logistics costs, salaries and ERP costs). These negative impacts were partially offset by increased net selling prices, the benefits associated with cost savings initiatives and higher sales volume.
Operating margins from North American operations in 2017 were positively impacted by cost savings initiatives, increased sales volume, and favorable sales mix, partially offset by increases in strategic growth initiatives, an unfavorable relationship between net selling prices and commodity costs, and certain other expenses, including increased headcount.
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
International, Principally Europe
Sales
Net sales from International operations in 2018 increased one percent. In local currencies (including sales in foreign currencies outside their respective functional currencies), net sales decreased two percent. The divestiture of Moores in the fourth quarter of 2017 decreased sales by three percent, lower sales volume of windows decreased sales by two percent, and unfavorable sales mix of plumbing products decreased sales by one percent. These decreases were partially offset by increased net selling prices and higher sales volume of plumbing products, which increased sales, in aggregate, by three percent.
Net sales from International operations in 2017 increased three percent. In local currencies, net sales increased four percent. Net sales were positively impacted by increased sales volume of plumbing products and net selling price increases of plumbing products and windows, which, in aggregate, increased sales by seven percent. Such increases were partially offset by an unfavorable sales mix of plumbing products and lower sales volume of cabinets and windows, which, in aggregate, decreased sales by three percent. The divestiture of Moores also decreased sales by one percent.
Net sales from International operations increased in 2016 due primarily to increased sales volume of plumbing products. Net sales were also positively impacted by a favorable sales mix of cabinets and windows, and increased net selling prices for plumbing products. These increases were partially offset by lower sales volume for cabinets and unfavorable foreign currency translation due to the stronger U.S. dollar.

Operating Results
Operating margins from International operations in 2018 were negatively impacted by an increase in other expenses (such as salaries from increased headcount), an increase in commodity costs and unfavorable sales mix, partially offset by increased net selling prices, benefits associated with cost savings initiatives and the divestiture of Moores.
Operating margins from International operations in 2017 were negatively impacted by unfavorable sales mix, increases in certain other expenses (including trade show costs and increased headcount) and investments in strategic growth initiatives, partially offset by a favorable relationship between net selling prices and commodity costs and increased sales volume.
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

Contractual Obligations
The following table provides payment obligations related to current contracts at December 31, 2018, in millions:

	Payments Due by Period
	2019	2020-2021	2022-2023	Beyond 2023	Other	Total
Debt (A)	$8	$605	$332	$2,054	$—	$2,999
Interest (A)	148	267	209	676	—	1,300
Operating leases	55	87	50	99	—	291
Currently payable income taxes	11	—	—	—	—	11
Private equity funds (B)	—	—	—	—	4	4
Purchase commitments (C)	258	—	—	—	—	258
Uncertain tax positions, including interest and penalties (D)	—	—	—	—	67	67
Total	$480	$959	$591	$2,829	$71	$4,930

(A)	We assume that all debt would be held to maturity. Amounts include capital lease obligations.

(B)	There is no schedule for the capital commitments to the private equity funds; accordingly, we are unable to make a reasonable estimate as to when capital commitments may be paid.

(C)	Excludes contracts that do not require volume commitments and open or pending purchase orders.

(D)
Due to the high degree of uncertainty regarding the timing of future cash outflows associated with uncertain tax positions, we are unable to make a reasonable estimate for the year in which cash settlements may occur with applicable tax authorities.

Refer to Note M to the consolidated financial statements for defined-benefit pension plan obligations.

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
At December 31, 2018, we performed sensitivity analyses to assess the potential loss in the fair values of market risk sensitive instruments resulting from a hypothetical change of 10 percent in foreign currency exchange rates, a 10 percent decline in the market value of our long-term investments, or a 100 basis point change in interest rates. Based upon the analyses performed, such changes would not be expected to materially affect our consolidated financial position, results of operations or cash flows.

Item 8.	Financial Statements and Supplementary Data.

Management's Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.
On March 9, 2018, we completed the acquisition of The L.D. Kichler Co. ("Kichler"). In connection with the integration of Kichler, we are in the process of analyzing and evaluating Kichler's internal control over financial reporting. This process may result in additions or changes to our internal control over financial reporting. In accordance with the Securities and Exchange Commission guidance, we have excluded the Kichler operations from the scope of our annual assessment of the effectiveness of internal control over financial reporting for the year ended December 31, 2018. Such guidance allows for the omission of an assessment of an acquired business' internal control over financial reporting from the assessment of internal control over financial reporting for a period not to exceed one year. Kichler is a wholly-owned subsidiary whose total assets and net sales excluded from our assessment represent approximately 5% and 4%, respectively, as of and for the year ended December 31, 2018.
We assessed the effectiveness of our internal control over financial reporting as of December 31, 2018 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in "Internal Control – Integrated Framework." Based on this assessment, we have determined that our internal control over financial reporting was effective as of December 31, 2018.
PricewaterhouseCoopers LLP, an independent registered public accounting firm, performed an audit of our consolidated financial statements and of the effectiveness of our internal control over financial reporting as of December 31, 2018. Their report expressed an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2018 and expressed an unqualified opinion on our 2018 consolidated financial statements. This report appears under 'Item 8. Financial Statements and Supplementary Data' under the heading "Report of Independent Registered Public Accounting Firm."

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders
of Masco Corporation:
Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Masco Corporation and its subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 8. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

As described in Management’s Report on Internal Control over Financial Reporting appearing under Item 8, management has excluded The L.D. Kichler Co. (Kichler) from its assessment of internal control over financial reporting as of December 31, 2018 because it was acquired by the Company in a purchase business combination during 2018. We have also excluded Kichler from our audit of internal control over financial reporting. Kichler is a wholly-owned subsidiary whose total assets and net sales excluded from management’s assessment and our audit of internal control over financial reporting represent approximately 5% and 4%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2018.

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
February 7, 2019
We have served as the Company’s auditor since 1959.

Financial Statements and Supplementary Data

MASCO CORPORATION and Consolidated Subsidiaries
CONSOLIDATED BALANCE SHEETS

December 31, 2018 and 2017
(In Millions, Except Share Data)

	2018	2017
ASSETS
Current Assets:
Cash and cash investments	$559	$1,194
Short-term bank deposits	—	108
Receivables	1,153	1,066
Inventories	946	784
Prepaid expenses and other	108	111
Total current assets	2,766	3,263
Property and equipment, net	1,223	1,129
Goodwill	898	841
Other intangible assets, net	406	187
Other assets	100	114
Total assets	$5,393	$5,534

LIABILITIES
Current Liabilities:
Accounts payable	$926	$824
Notes payable	8	116
Accrued liabilities	750	727
Total current liabilities	1,684	1,667
Long-term debt	2,971	2,969
Other liabilities	669	715
Total liabilities	5,324	5,351

Commitments and contingencies (Note T)

EQUITY
Masco Corporation's shareholders' equity: Common shares, par value $1 per share Authorized shares: 1,400,000,000; Issued and outstanding: 2018 – 293,900,000; 2017 – 310,400,000	294	310
Preferred shares authorized: 1,000,000; Issued and outstanding: 2018 and 2017 – None	—	—
Paid-in capital	—	—
Retained deficit	(278)	(298)
Accumulated other comprehensive loss	(127)	(65)
Total Masco Corporation's shareholders' deficit	(111)	(53)
Noncontrolling interest	180	236
Total equity	69	183
Total liabilities and equity	$5,393	$5,534

See notes to consolidated financial statements.

MASCO CORPORATION and Consolidated Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2018, 2017 and 2016
(In Millions, Except Per Common Share Data)

	2018	2017	2016
Net sales	$8,359	$7,642	$7,361
Cost of sales	5,670	5,030	4,899
Gross profit	2,689	2,612	2,462
Selling, general and administrative expenses	1,478	1,418	1,375
Operating profit	1,211	1,194	1,087
Other income (expense), net:
Interest expense	(156)	(278)	(229)
Other, net	(13)	(32)	(26)
	(169)	(310)	(255)
Income before income taxes	1,042	884	832
Income tax expense	258	304	296
Net income	784	580	536
Less: Net income attributable to noncontrolling interest	50	47	43
Net income attributable to Masco Corporation	$734	$533	$493

Income per common share attributable to Masco Corporation:
Basic:
Net income	$2.38	$1.68	$1.49
Diluted:
Net income	$2.37	$1.66	$1.48

See notes to consolidated financial statements.

MASCO CORPORATION and Consolidated Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

For the Years Ended December 31, 2018, 2017 and 2016
(In Millions)

	2018	2017	2016
Net income	$784	$580	$536
Less: Net income attributable to noncontrolling interest	50	47	43
Net income attributable to Masco Corporation	$734	$533	$493
Other comprehensive (loss) income, net of tax (Note O):
Cumulative translation adjustment	$(31)	$133	$(78)
Interest rate swaps	2	3	1
Pension and other post-retirement benefits	9	63	(15)
Realized loss on available-for-sale securities	—	—	12
Other comprehensive (loss) income, net of tax	(20)	199	(80)
Less: Other comprehensive (loss) income attributable to the noncontrolling interest:
Cumulative translation adjustment	$(15)	$28	$(10)
Pension and other post-retirement benefits	(2)	1	—
	(17)	29	(10)
Other comprehensive (loss) income attributable to Masco Corporation	$(3)	$170	$(70)
Total comprehensive income	$764	$779	$456
Less: Total comprehensive income attributable to noncontrolling interest	33	76	33
Total comprehensive income attributable to Masco Corporation	$731	$703	$423

See notes to consolidated financial statements.

MASCO CORPORATION and Consolidated Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2018, 2017 and 2016
(In Millions)

	2018	2017	2016
CASH FLOWS FROM (FOR) OPERATING ACTIVITIES:
Net income	$784	$580	$536
Depreciation and amortization	156	127	134
Display amortization	21	25	25
Deferred income taxes	4	13	130
Employee withholding taxes paid on stock-based compensation	42	33	40
Gain on disposition of investments, net	(4)	(4)	(4)
Loss on disposition of businesses, net	—	13	—
Pension and other postretirement benefits	(47)	(38)	(78)
Impairment of financial investments	—	2	—
Stock-based compensation	27	38	29
Increase in receivables	(46)	(140)	(132)
Increase in inventories	(11)	(78)	(37)
Increase in accounts payable and accrued liabilities, net	108	67	79
Debt extinguishment costs	—	104	40
Other, net	(2)	9	27
Net cash from operating activities	1,032	751	789

CASH FLOWS FROM (FOR) FINANCING ACTIVITIES:
Retirement of notes	(114)	(535)	(1,300)
Purchase of Company common stock	(654)	(331)	(459)
Cash dividends paid	(134)	(129)	(128)
Dividends paid to noncontrolling interest	(89)	(35)	(31)
Issuance of notes, net of issuance costs	—	593	889
Debt extinguishment costs	—	(104)	(40)
Increase in debt	—	2	3
Issuance of Company common stock	—	—	1
Proceeds from the exercise of stock options	14	—	—
Employee withholding taxes paid on stock-based compensation	(42)	(33)	(40)
Payment of debt	(1)	(5)	(4)
Net cash for financing activities	(1,020)	(577)	(1,109)

CASH FLOWS FROM (FOR) INVESTING ACTIVITIES:
Capital expenditures	(219)	(173)	(180)
Acquisition of businesses, net of cash acquired	(549)	(89)	—
Proceeds from disposition of:
Businesses, net of cash disposed	—	128	—
Short-term bank deposits	108	218	251
Property and equipment	14	24	—
Other financial investments	5	7	32
Purchases of short-term bank deposits	—	(106)	(211)
Other, net	(10)	(34)	(16)
Net cash for investing activities	(651)	(25)	(124)
Effect of exchange rate changes on cash and cash investments	4	55	(34)

CASH AND CASH INVESTMENTS:
(Decrease) increase for the year	(635)	204	(478)
At January 1	1,194	990	1,468
At December 31	$559	$1,194	$990

See notes to consolidated financial statements.

MASCO CORPORATION and Consolidated Subsidiaries
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

For the Years Ended December 31, 2018, 2017 and 2016
(In Millions, Except Per Common Share Data)

	Total	Common Shares ($1 par value)	Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interest
Balance, January 1, 2016	$58	$330	$—	$(300)	$(165)	$193
Cumulative effect of adoption of new revenue recognition accounting standard	5			5
Balance, January 1, 2016	63	330	—	(295)	(165)	193
Total comprehensive income (loss)	456			493	(70)	33
Shares issued	(24)	3	(27)
Shares retired:
Repurchased	(459)	(15)	(14)	(430)
Surrendered (non-cash)	(14)			(14)
Cash dividends declared	(128)			(128)
Dividends paid to noncontrolling interest	(31)					(31)
Stock-based compensation	41		41
Balance, December 31, 2016	$(96)	$318	$—	$(374)	$(235)	$195
Total comprehensive income	779			533	170	76
Shares issued	(19)	2	(21)
Shares retired:
Repurchased	(331)	(9)	(8)	(314)
Surrendered (non-cash)	(15)	(1)		(14)
Cash dividends declared	(129)			(129)
Dividends paid to noncontrolling interest	(35)					(35)
Stock-based compensation	29		29
Balance, December 31, 2017	$183	$310	$—	$(298)	$(65)	$236
Reclassification of disproportionate tax effects (Refer to Note A)	—			59	(59)
Total comprehensive income (loss)	764			734	(3)	33
Shares issued	(9)	3	(4)	(8)
Shares retired:
Repurchased	(654)	(19)	(26)	(609)
Surrendered (non-cash)	(19)			(19)
Cash dividends declared	(137)			(137)
Dividends paid to noncontrolling interest	(89)					(89)
Stock-based compensation	30		30
Balance, December 31, 2018	$69	$294	$—	$(278)	$(127)	$180

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
Certain product sales include a right of return. We estimate future product returns at the time of sale based on historical experience and record a corresponding refund liability. We additionally record an asset, based on historical experience, for the amount of product we expect to return to inventory as a result of the return, which is recorded in prepaid expenses and other in the consolidated balance sheets.
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
Customer Displays.    In-store displays that are owned by us and used to market our products are included in other assets in the consolidated balance sheets and are amortized using the straight-line method over the expected useful life of three to five years; related amortization expense is classified as a selling expense in the consolidated statement of operations.
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

MASCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

A. ACCOUNTING POLICIES (Continued)
Short-Term Bank Deposits.    We invest a portion of our foreign excess cash in short-term bank deposits. These highly liquid investments have original maturities between three and twelve months and are valued at cost, which approximated fair value at December 31, 2018 and 2017. These short-term bank deposits are classified in the current assets section of our consolidated balance sheets, and interest income related to short-term bank deposits is recorded in our consolidated statements of operations in other income (expense), net.
Receivables.    We do significant business with a number of customers, including certain home center retailers and homebuilders. We monitor our exposure for credit losses on our customer receivable balances and the credit worthiness of our customers on an on-going basis and record related allowances for doubtful accounts. Allowances are estimated based upon specific customer balances, where a risk of default has been identified, and also include a provision for non-customer specific defaults based upon historical collection, return and write-off activity. A separate allowance is recorded for customer incentive rebates and is generally based upon sales activity. Receivables are presented net of certain allowances (including allowances for doubtful accounts) of $46 million and $36 million at December 31, 2018 and 2017, respectively.
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
Depreciation.    Depreciation expense is computed principally using the straight-line method over the estimated useful lives of the assets. Annual depreciation rates are as follows: buildings and land improvements, 2 to 10 percent, computer hardware and software, 17 to 33 percent, and machinery and equipment, 5 to 33 percent. Depreciation expense was $132 million, $116 million and $124 million in 2018, 2017 and 2016, respectively.
Goodwill and Other Intangible Assets.    We perform our annual impairment testing of goodwill in the fourth quarter of each year, or as events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We have defined our reporting units and completed the impairment testing of goodwill at the operating segment level. Our operating segments are reporting units that engage in business activities, for which discrete financial information, including five-year forecasts, are available. We compare the fair value of the reporting units to the carrying value of the reporting units for goodwill impairment testing. Fair value is determined using a discounted cash flow method, which includes significant unobservable inputs (Level 3 inputs), and requires us to make significant estimates and assumptions, including long-term projections of cash flows, market conditions and appropriate discount rates. Our judgments are based upon historical experience, current market trends, consultations with external valuation specialists and other information. In estimating future cash flows, we rely on internally generated five-year forecasts for sales and operating profits, and, currently, a two percent to three percent long-term assumed annual growth rate of cash flows for periods after the five-year forecast. We utilize our weighted average cost of capital of approximately 9.0 percent as the basis to determine the discount rate to apply to the estimated future cash flows. In 2018, based upon our assessment of the risks impacting each of our businesses, we applied a risk premium to increase the discount rate to a range of 11.0 percent to 13.5 percent for our reporting units. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized to the extent that a reporting unit's carrying value exceeds its fair value, not to exceed the carrying amount of goodwill in that reporting unit.
We review our other indefinite-lived intangible assets for impairment annually in the fourth quarter, or as events occur or circumstances change that indicate the assets may be impaired without regard to the business unit. Potential impairment is identified by comparing the fair value of an other indefinite-lived intangible asset to its carrying value. We utilized a relief-from-royalty model to estimate the fair value of other indefinite-lived intangible assets. We consider the implications of both external (e.g., market growth, competition and local economic conditions) and internal (e.g., product sales and expected product growth) factors and their potential impact on cash flows related to the intangible asset in both the near- and long-term. We also consider the profitability of the business, among other factors, to determine the royalty rate for use in the impairment assessment. We utilize our weighted average cost of capital of

MASCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

A. ACCOUNTING POLICIES (Continued)
approximately 9.0 percent as the basis to determine the discount rate to apply to the estimated future cash flows. In 2018, based upon our assessment of the risks impacting each of our businesses, we applied a risk premium to increase the discount rate to a range of 12.0 percent to 13.5 percent for our other indefinite-lived intangible assets.
While we believe that the estimates and assumptions underlying the valuation methodologies are reasonable, different estimates and assumptions could result in different outcomes.
Intangible assets with finite useful lives are amortized using the straight-line method over their estimated useful lives. We review our intangible assets with finite useful lives as events occur or circumstances change that would more likely than not reduce the fair value of the assets below the carrying amount. If the carrying amount of the assets is not recoverable from the undiscounted cash flows, then we would recognize an impairment loss for the difference between the carrying amount and the current fair value. We evaluate the remaining useful lives of amortizable intangible assets at each reporting period to determine whether events or circumstances warrant a revision to the remaining periods of amortization.
Refer to Note H for additional information regarding goodwill and other intangible assets.
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
Certain factors and related assumptions in determining our warranty liability involve judgments and estimates and are sensitive to changes in the factors described above. We believe that the warranty accrual is appropriate; however, actual claims incurred could differ from our original estimates which would require us to adjust our previously established accruals. Refer to Note T for additional information on our warranty accrual.
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
Litigation. We are involved in claims and litigation, including class actions and regulatory proceedings, which arise in the ordinary course of our business. Liabilities and costs associated with these matters require estimates and judgments based upon our professional knowledge and experience and that of our legal counsel. When a liability is probable of being incurred and our exposure in these matters is reasonably estimable, amounts are recorded as charges to earnings. The ultimate resolution of these exposures may differ due to subsequent developments.

MASCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

A. ACCOUNTING POLICIES (Continued)
Stock-Based Compensation.   We issue stock-based incentives in various forms to our employees and non-employee Directors. Outstanding stock-based incentives were in the form of long-term stock awards, stock options, restricted stock units ("RSUs"), phantom stock awards and stock appreciation rights ("SARs"). We measure compensation expense for stock awards at the market price of our common stock at the grant date. Such expense is recognized ratably over the shorter of the vesting period of the stock awards, typically 5 or 10 years, or the length of time until the grantee becomes retirement-eligible, generally at age 65. We measure compensation expense for stock options using a Black-Scholes option pricing model. Such expense is recognized ratably over the shorter of the vesting period of the stock options, typically five years, or the length of time until the grantee becomes retirement-eligible, generally at age 65. We measure compensation expense for RSUs at the expected payout of the awards. Such expense is recognized ratably over the three-year vesting period of the units. We recognize forfeitures related to stock awards, stock options and RSUs as they occur.
We initially measure compensation expense for phantom stock awards at the market price of our common stock at the grant date. Such expense is recognized ratably over the vesting period, typically 5 to 10 years. Phantom stock awards are linked to the value of our common stock on the date of grant and are settled in cash upon vesting. We account for phantom stock awards as liability-based awards; the liability is remeasured and adjusted at the end of each reporting period until the awards are fully-vested and paid to the employees. We measure compensation expense for SARs using a Black-Scholes option pricing model; such expense is recognized ratably over the vesting period, typically five years. SARs are linked to the value of our common stock on the date of grant and are settled in cash upon exercise. We account for SARs using the fair value method, which requires outstanding SARs to be classified as liability-based awards. The liability is remeasured and adjusted at the end of each reporting period until the SARs are exercised and payment is made to the employees or the SARs expire. Refer to Note L for additional information on stock-based compensation.
Noncontrolling Interest.    We owned 68 percent of Hansgrohe SE at both December 31, 2018 and 2017. The aggregate noncontrolling interest, net of dividends, at December 31, 2018 and 2017 has been recorded as a component of equity on our consolidated balance sheets.
Income Taxes.    Deferred taxes are recognized based on the future tax consequences of differences between the financial statement carrying value of assets and liabilities and their respective tax basis. The future realization of deferred tax assets depends on the existence of sufficient taxable income in future periods. Possible sources of taxable income include taxable income in carryback periods, the future reversal of existing taxable temporary differences recorded as a deferred tax liability, tax-planning strategies that generate future income or gains in excess of anticipated losses in the carryforward period and projected future taxable income.
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
The current accounting guidance allows the recognition of only those income tax positions that have a greater than 50 percent likelihood of being sustained upon examination by the taxing authorities. We believe that there is an increased potential for volatility in our effective tax rate because this threshold allows for changes in the income tax environment and, to a greater extent, the inherent complexities of income tax law in a substantial number of jurisdictions, which may affect the computation of our liability for uncertain tax positions.
We record interest and penalties on our uncertain tax positions in income tax expense.
The accounting guidance for income taxes requires us to allocate our provision for income taxes between continuing operations and other categories of earnings, such as other comprehensive income (loss). Subsequent adjustments to deferred taxes originally recorded to other comprehensive income (loss) may reverse in a different category of earnings, such as continuing operations, resulting in a disproportionate tax effect within accumulated other comprehensive income (loss). Generally, a disproportionate tax effect will be eliminated and recognized in income tax expense when the circumstances upon which it is premised cease to exist.

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
We record the tax effects of Global Intangible Low-taxed Income related to our foreign operations as a component of income tax expense in the period the tax arises.
Reclassifications.    Certain prior year amounts have been reclassified to conform to the 2018 presentation in the consolidated financial statements.
Recently Adopted Accounting Pronouncements. In May 2014, the Financial Accounting Standards Board ("FASB") issued a new standard for revenue recognition, Accounting Standards Codification ("ASC") 606. The purpose of ASC 606 is to provide a single, comprehensive revenue recognition model for all contracts with customers to improve comparability across industries. We adopted ASC 606 on January 1, 2018, under the full retrospective method of adoption. As a result of this adoption, net sales decreased by $2 million and increased by $4 million in 2017 and 2016, respectively, and operating profit (and income before income taxes) decreased by $1 million and increased by $2 million in 2017 and 2016, respectively, from what was previously reported. We additionally have recast our previously reported segment operating results at the end of this section.

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

In March 2017, the FASB issued ASU 2017-07, "Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost," which modifies the presentation of net periodic pension and post-retirement benefit cost ("net benefit cost") in the income statement and the components eligible for capitalization as assets. ASU 2017-07 requires retrospective application for certain aspects of the standard. We adopted ASU 2017-07 on January 1, 2018. As a result of the adoption, we reclassified $26 million and $32 million of net benefit cost from operating profit to other income (expense), net, within our results of operations in 2017 and 2016, respectively. We additionally have recast our previously reported segment operating results at the end of this section. The adoption of the standard did not impact income before income taxes.

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

In February 2018, the FASB issued ASU 2018-02, "Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income," which permits a company to reclassify from accumulated other comprehensive income (loss) to retained earnings the disproportionate tax effects resulting from the Tax Cuts and Jobs Act of 2017 (“2017 Tax Act”). We early adopted ASU 2018-02 on March 31, 2018. As a result of the adoption, we decreased accumulated other comprehensive income (loss) and increased retained earnings (deficit) by the $59 million disproportionate tax effect caused by the 2017 Tax Act.

MASCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

A. ACCOUNTING POLICIES (Continued)
Impact of Adoption of ASC 606 and ASU 2017-07. The impact to our previously reported operating results and basic and diluted income per share due to the adoptions of ASC 606 and ASU 2017-07 was as follows, in millions (except per common share data):

	Year Ended December 31, 2016
	Net Sales		Operating Profit (Loss)
	As Reported	As Recast	As Reported	As Recast
Operations by segment:
Plumbing Products	$3,526	$3,529	$642	$654
Decorative Architectural Products	2,092	2,092	430	433
Cabinetry Products	970	970	93	97
Windows and Other Specialty Products	769	770	(3)	(3)
Total	$7,357	$7,361	1,162	1,181
General corporate expense, net			(109)	(94)
Operating profit			$1,053	$1,087

			Year Ended December 31, 2016
			As Reported	As Recast
Net income attributable to Masco Corporation			$491	$493
Income per common share attributable to Masco Corporation:
Basic:			$1.49	$1.49
Diluted:			$1.47	$1.48

	Year Ended December 31, 2017
	Net Sales		Operating Profit (Loss)
	As Reported	As Recast	As Reported	As Recast
Operations by segment:
Plumbing Products	$3,735	$3,732	$698	$702
Decorative Architectural Products	2,205	2,206	434	438
Cabinetry Products	934	934	90	92
Windows and Other Specialty Products	770	770	52	54
Total	$7,644	$7,642	1,274	1,286
General corporate expense, net			(105)	(92)
Operating profit			$1,169	$1,194

			Year Ended December 31, 2017
			As Reported	As Recast
Net income attributable to Masco Corporation			$533	$533
Income per common share attributable to Masco Corporation:
Basic:			$1.68	$1.68
Diluted:			$1.66	$1.66

MASCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

A. ACCOUNTING POLICIES (Concluded)
Recently Issued Accounting Pronouncements. In February 2016, the FASB issued a new standard for leases, ASC 842, which changes the accounting model for identifying and accounting for leases. ASC 842 is effective for us for annual periods beginning January 1, 2019. We currently anticipate adopting the new standard using the optional transition method which allows for initial application of the new standard beginning at the adoption date. We expect this standard to increase our total assets and total liabilities by approximately five percent. We do not expect the standard to have a material impact on our results of operations. In preparation for the adoption of the standard, we have procured a third-party software to track and manage our leases, loaded lease data into the software, authored our accounting policy, trained our business units on the new standard and policy and the use of the software, and modified our control environment accordingly. We have not experienced significant issues in our implementation process.
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

B. DIVESTITURES
In the fourth quarter of 2017 we divested Moores Furniture Group Limited ("Moores"), a manufacturer of kitchen and bathroom furniture in the United Kingdom. In connection with the divestiture we recognized a loss of $64 million for the year ended December 31, 2017, included in other, net, within other income (expense), net in our consolidated statement of operations. This loss resulted primarily from the recognition of $58 million of defined-benefit pension plan actuarial losses, net of tax, that were previously included within accumulated other comprehensive loss, due to the transfer of the plan assets and obligations to the purchaser in connection with the sale of the business. Prior to divestiture, the results of this business are included within income before income taxes in the consolidated statement of operations and reported as part of our Cabinetry Products segment.
In the second quarter of 2017 we divested Arrow Fastener Co., LLC ("Arrow"), a manufacturer and distributor of fastening tools, for proceeds of $128 million. In connection with the divestiture we recognized a gain of $51 million for the year ended December 31, 2017, included in other, net, within other income (expense), net in our consolidated statement of operations. Prior to divestiture, the results of this business are included within income before income taxes in the consolidated statement of operations and reported as part of our Windows and Other Specialty Products segment.

MASCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

C. ACQUISITIONS
On March 9, 2018, we acquired substantially all of the net assets of The L.D. Kichler Co. ("Kichler"), a leader in decorative residential and light commercial lighting products, ceiling fans and LED lighting systems. This business expands our product offerings to our customers. The results of this acquisition for the period from the acquisition date are included in the consolidated financial statements and are reported in the Decorative Architectural Products segment. We recorded $346 million of net sales as a result of this acquisition during 2018. The purchase price, net of $2 million cash acquired, consisted of $549 million paid with cash on hand.

Since the acquisition, we have revised the allocation of the purchase price to identifiable assets and liabilities based on analysis of information as of the acquisition date that has been made available through December 31, 2018.  The allocation will continue to be updated through the measurement period, if necessary. The preliminary allocation of the fair value of the acquisition of Kichler is summarized in the following table, in millions.

	Initial	Revised
Receivables	$101	$100
Inventories	173	166
Prepaid expenses and other	5	5
Property and equipment	33	33
Goodwill	46	64
Other intangible assets	243	240
Accounts payable	(24)	(24)
Accrued liabilities	(25)	(30)
Other liabilities	(4)	(5)
Total	$548	$549
The goodwill acquired, which is generally tax deductible, is related primarily to the operational and financial synergies we expect to derive from combining Kichler's operations into our business, as well as the assembled workforce. The other intangible assets acquired consist of $59 million of indefinite-lived intangible assets, which is related to trademarks, and $181 million of definite-lived intangible assets. The definite-lived intangible assets consist of $145 million related to customer relationships, which is being amortized on a straight-line basis over 20 years, and $36 million of other definite-lived intangible assets, which is being amortized over a weighted average amortization period of three years.
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

MASCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

D. REVENUE
Our revenues are derived primarily from sales to customers in North America and Internationally, principally Europe. Net sales from these geographic markets, by segment, were as follows, in millions:

	Year Ended December 31, 2018
	Plumbing Products	Decorative Architectural Products	Cabinetry Products	Windows and Other Specialty Products	Total
Primary geographic markets:
North America	$2,552	$2,656	$950	$605	$6,763
International, principally Europe	1,446	—	—	150	1,596
Total	$3,998	$2,656	$950	$755	$8,359

	Year Ended December 31, 2017
	Plumbing Products	Decorative Architectural Products	Cabinetry Products	Windows and Other Specialty Products	Total
Primary geographic markets:
North America	$2,362	$2,206	$891	$608	$6,067
International, principally Europe	1,370	—	43	162	1,575
Total	$3,732	$2,206	$934	$770	$7,642

	Year Ended December 31, 2016
	Plumbing Products	Decorative Architectural Products	Cabinetry Products	Windows and Other Specialty Products	Total
Primary geographic markets:
North America	$2,238	$2,092	$908	$600	$5,838
International, principally Europe	1,291	—	62	170	1,523
Total	$3,529	$2,092	$970	$770	$7,361

We recognized increases to revenue of $4 million, $9 million, and $6 million in 2018, 2017, and 2016, respectively, for variable consideration related to performance obligations settled in previous periods.

We record contract assets for items for which we have satisfied our performance obligation but our receipt of payment is contingent upon delivery or other circumstances other than the passage of time. Our contract assets are recorded in prepaid expenses and other in our consolidated balance sheets. Our contract assets generally become unconditional and are reclassified to receivables in the quarter subsequent to each balance sheet date. Our contract asset balance was $14 million and $11 million at December 31, 2018 and 2017, respectively.

We record contract liabilities primarily for deferred revenue. Our contract liabilities are recorded in accrued liabilities in our consolidated balance sheets. Our contract liabilities are generally recognized to net sales in the immediately subsequent reporting period. Our contract liability balance was $41 million and $32 million at December 31, 2018 and 2017, respectively.

MASCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

E. INVENTORIES

	(In Millions) At December 31
	2018	2017
Finished goods	$520	$402
Raw materials	325	277
Work in process	101	105
Total	$946	$784

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
Interest Rate Swap Agreements.    In 2012, in connection with the issuance of $400 million of debt, we terminated the interest rate swap hedge relationships that we had entered into in 2011. These interest rate swaps were designated as cash flow hedges and effectively fixed interest rates on the forecasted debt issuance to variable rates based on 3-month LIBOR. Upon termination, the ineffective portion of the cash flow hedges of an approximate $2 million loss was recognized in our consolidated statement of operations in other, net, within other income (expense), net. The remaining loss of approximately $23 million from the termination of these swaps is being amortized as an increase to interest expense over the remaining term of the debt, through March 2022. At December 31, 2018, the remaining pre-tax balance in accumulated other comprehensive loss was $6 million.
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
Metals Contracts.    Occasionally, we have entered into contracts to manage our exposure to increases in the price of copper and zinc. Gains (losses) related to these contracts are recorded in our consolidated statements of operations in cost of sales.
The pre-tax (losses) gains included in our consolidated statements of operations are as follows, in millions:

	Year Ended December 31,
	2018	2017	2016
Foreign currency contracts:
Exchange contracts	$1	$(1)	$—
Forward contracts	—	1	—
Metals contracts	—	—	5
Interest rate swaps	(2)	(4)	(2)
Total	$(1)	$(4)	$3

MASCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

F. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (Concluded)
We present our derivatives net by counterparty in the consolidated balance sheets, due to the right of offset under master netting arrangements. The notional amounts being hedged and the fair value of those derivative instruments are as follows, in millions:

At December 31, 2018
	Notional Amount	Balance Sheet
Foreign currency contracts:
Forward contracts	$74
Receivables		$—
Accrued liabilities		—
Other liabilities		—

	At December 31, 2017
	Notional Amount	Balance Sheet
Foreign currency contracts:
Exchange contracts	$14
Accrued liabilities		$—
Forward contracts	43
Receivables		—
Accrued liabilities		—
The fair value of all foreign currency and metals derivative contracts is estimated on a recurring basis, quarterly, using Level 2 inputs (significant other observable inputs).

G. PROPERTY AND EQUIPMENT

	(In Millions) At December 31
	2018	2017
Land and improvements	$107	$110
Buildings	699	681
Computer hardware and software	367	327
Machinery and equipment	1,625	1,547
	2,798	2,665
Less: Accumulated depreciation	(1,575)	(1,536)
Total	$1,223	$1,129
We lease certain equipment and plant facilities under noncancellable operating leases. Rental expense recorded in the consolidated statements of operations totaled approximately $80 million, $66 million and $63 million during 2018, 2017 and 2016, respectively.
At December 31, 2018, future minimum lease payments were as follows, in millions:

2019	$55
2020	47
2021	40
2022	30
2023	20
2024 and beyond	99

MASCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

H. GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in the carrying amount of goodwill, by segment, were as follows, in millions:

	Gross Goodwill At December 31, 2018	Accumulated Impairment Losses	Net Goodwill At December 31, 2018
Plumbing Products	$568	$(340)	$228
Decorative Architectural Products	358	(75)	283
Cabinetry Products	181	—	181
Windows and Other Specialty Products	717	(511)	206
Total	$1,824	$(926)	$898

	Gross Goodwill At December 31, 2017	Accumulated Impairment Losses	Net Goodwill At December 31, 2017	Additions (A)	Other (C)	Net Goodwill At December 31, 2018
Plumbing Products	$574	$(340)	$234	$—	$(6)	$228
Decorative Architectural Products	294	(75)	219	64	—	283
Cabinetry Products	181	—	181	—	—	181
Windows and Other Specialty Products	718	(511)	207	—	(1)	206
Total	$1,767	$(926)	$841	$64	$(7)	$898

	Gross Goodwill At December 31, 2016	Accumulated Impairment Losses	Net Goodwill At December 31, 2016	Additions (A)	Divestitures (B)	Other (C)	Net Goodwill At December 31, 2017
Plumbing Products	$519	$(340)	$179	$38	$—	$17	$234
Decorative Architectural Products	294	(75)	219	—	—	—	219
Cabinetry Products	240	(59)	181	—	—	—	181
Windows and Other Specialty Products	987	(734)	253	—	(47)	1	207
Total	$2,040	$(1,208)	$832	$38	$(47)	$18	$841

(A)	Additions consist of acquisitions.

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
Other indefinite-lived intangible assets were $199 million and $140 million at December 31, 2018 and 2017, respectively, and principally included registered trademarks. As a result of our 2018 and 2017 acquisitions, other indefinite-lived intangible assets increased by $59 million and $5 million, respectively, as of the acquisition dates.
We completed our annual impairment testing of goodwill and other indefinite-lived intangible assets in the fourth quarters of 2018, 2017 and 2016. There was no impairment of goodwill for any of our reporting units or of our other indefinite-lived intangible assets in any of these years.

MASCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

H. GOODWILL AND OTHER INTANGIBLE ASSETS (Concluded)
The carrying value of our definite-lived intangible assets was $207 million (net of accumulated amortization of $29 million) at December 31, 2018 and $47 million (net of accumulated amortization of $10 million) at December 31, 2017 and principally included customer relationships with a weighted average amortization period of 16 years in 2018 and 12 years in 2017. Amortization expense related to the definite-lived intangible assets was $20 million, $4 million and $4 million in 2018, 2017 and 2016, respectively. As a result of our 2018 and 2017 acquisitions, definite-lived intangible assets increased by $181 million and $26 million, respectively, as of the acquisition dates.
At December 31, 2018, amortization expense related to the definite-lived intangible assets during each of the next five years was as follows: 2019 – $24 million; 2020 – $23 million; 2021 – $16 million, 2022 – $12 million and 2023 –$11 million.

I. OTHER ASSETS

	(In Millions) At December 31
	2018	2017
Equity method investments	$11	$11
Private equity funds	1	2
In-store displays, net	20	31
Deferred tax assets (Note R)	42	45
Other	26	25
Total	$100	$114
We recognized amortization expense related to in-store displays of $21 million, $25 million and $25 million in 2018, 2017 and 2016, respectively. Cash spent for displays was $10 million, $14 million and $11 million in 2018, 2017 and 2016, respectively, and is included in other, net within investing activities on the consolidated statements of cash flows.

J. ACCRUED LIABILITIES

	(In Millions) At December 31
	2018	2017
Salaries, wages and commissions	$170	$196
Advertising and sales promotion	173	158
Interest	40	42
Warranty (Note T)	65	59
Employee retirement plans	42	50
Insurance reserves	41	40
Property, payroll and other taxes	25	27
Dividends payable	36	33
Deferred revenue	41	32
Product returns	26	17
Other	91	73
Total	$750	$727

MASCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

K. DEBT

	(In Millions) At December 31
	2018	2017
Notes and debentures:
6.625%, due April 15, 2018	$—	$114
7.125%, due March 15, 2020	201	201
3.500%, due April 1, 2021	399	399
5.950%, due March 15, 2022	326	326
4.450%, due April 1, 2025	500	500
4.375%, due April 1, 2026	498	498
3.500%, due November 15, 2027	300	300
7.750%, due August 1, 2029	235	234
6.500%, due August 15, 2032	200	200
4.500%, due May 15, 2047	299	299
Other	38	33
Prepaid debt issuance costs	(17)	(19)
	2,979	3,085
Less: Current portion	8	116
Total long-term debt	$2,971	$2,969
All of the notes and debentures above are senior indebtedness and, other than the 7.75% note due 2029, are redeemable at our option.
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

MASCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

K. DEBT (Concluded)
The Amended Credit Agreement provides for an unsecured revolving credit facility available to us and one of our foreign subsidiaries, in U.S. dollars, European euros and certain other currencies. Borrowings under the revolver denominated in euros are limited to $500 million, equivalent. We can also borrow swingline loans up to $75 million and obtain letters of credit of up to $100 million; any outstanding letters of credit under the Amended Credit Agreement reduce our borrowing capacity. At December 31, 2018, we had no of outstanding standby letters of credit under the Amended Credit Agreement.
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
In order for us to borrow under the Amended Credit Agreement, there must not be any default in our covenants in the Amended Credit Agreement (i.e., in addition to the two financial covenants, principally limitations on subsidiary debt, negative pledge restrictions, legal compliance requirements and maintenance of properties and insurance) and our representations and warranties in the Amended Credit Agreement must be true in all material respects on the date of borrowing (i.e., principally no material adverse change or litigation likely to result in a material adverse change, since December 31, 2014, in each case, no material ERISA or environmental non-compliance, and no material tax deficiency). We were in compliance with all covenants and no borrowings have been made at December 31, 2018.
At December 31, 2018, the debt maturities during each of the next five years were as follows: 2019 – $8 million; 2020– $203 million; 2021 – $402 million; 2022 – $329 million and 2023 – $3 million.
Interest paid was $155 million, $175 million and $198 million in 2018, 2017 and 2016, respectively. These amounts exclude $104 million and $40 million of debt extinguishment costs related to the early retirement of debt, which were recorded as interest expense and paid in 2017 and 2016, respectively.

Fair Value of Debt.    The fair value of our short-term and long-term fixed-rate debt instruments is based principally upon modeled market prices for the same or similar issues, which are Level 1 inputs. The aggregate estimated market value was approximately $3.0 billion, at December 31, 2018, which equaled the aggregate carrying value of short-term and long-term debt at that date. The aggregate estimated market value of our short-term and long-term debt at December 31, 2017 was approximately $3.3 billion, compared with the aggregate carrying value of $3.1 billion.

L. STOCK-BASED COMPENSATION
Our 2014 Long Term Stock Incentive Plan (the "2014 Plan") provides for the issuance of stock-based incentives in various forms to our employees and non-employee Directors. At December 31, 2018, outstanding stock-based incentives were in the form of long-term stock awards, stock options, restricted stock units, phantom stock awards and stock appreciation rights.
Pre-tax compensation expense (income) for these stock-based incentives was as follows, in millions:

	2018	2017	2016
Long-term stock awards	$23	$24	$23
Stock options	3	3	2
Restricted stock units	4	2	—
Phantom stock awards and stock appreciation rights	(3)	9	4
Total	$27	$38	$29
At December 31, 2018, 14.7 million shares of our common stock were available under the 2014 Plan for the granting of long-term stock awards, stock options and restricted stock units.

MASCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

L. STOCK-BASED COMPENSATION (Continued)
Long-Term Stock Awards.    Long-term stock awards are granted to our key employees and non-employee Directors and do not cause net share dilution, as we repurchase and retire at least an equal number of shares in the open market. We granted 715,380 shares of long-term stock awards during 2018.
Our long-term stock award activity was as follows, shares in millions:

	2018	2017	2016
Unvested stock award shares at January 1	3	4	5
Weighted average grant date fair value	$24	$20	$17
Stock award shares granted	1	1	1
Weighted average grant date fair value	$41	$34	$26
Stock award shares vested	2	2	2
Weighted average grant date fair value	$21	$18	$16
Stock award shares forfeited	—	—	—
Weighted average grant date fair value	$31	$24	$20
Unvested stock award shares at December 31	2	3	4
Weighted average grant date fair value	$30	$24	$20
At December 31, 2018, 2017 and 2016, there was $46 million, $46 million and $43 million, respectively, of total unrecognized compensation expense related to unvested stock awards; such awards had a weighted average remaining vesting period of three years at December 31, 2018, 2017 and 2016.
The total market value (at the vesting date) of stock award shares which vested during 2018, 2017 and 2016 was $56 million, $45 million and $43 million, respectively.
Stock Options.    Stock options are granted to certain key employees. The exercise price equals the market price of our common stock at the grant date. These options generally become exercisable (vest ratably) over five years beginning on the first anniversary from the date of grant and expire no later than 10 years after the grant date.
We granted 400,220 shares of stock options during 2018 with a grant date weighted-average exercise price of approximately $42 per share. During 2018, 68,927 stock option shares were forfeited (including options that expired unexercised).

MASCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

L. STOCK-BASED COMPENSATION (Continued)

Our stock option activity was as follows, shares in millions:

	2018		2017		2016
Option shares outstanding, January 1	5		7		12
Weighted average exercise price	$16		$15		$17
Option shares granted	—		—		—
Weighted average exercise price	$42		$34		$26
Option shares exercised	1		2		5
Aggregate intrinsic value on date of exercise (A)	$55	million	$47	million	$64	million
Weighted average exercise price	$11		$15		$21
Option shares forfeited	—		—		—
Weighted average exercise price	$31		$—		$—
Option shares outstanding, December 31	4		5		7
Weighted average exercise price	$21		$16		$15
Weighted average remaining option term (in years)	5		4		4
Option shares vested and expected to vest, December 31	4		5		7
Weighted average exercise price	$21		$16		$15
Aggregate intrinsic value (A)	$36	million	$147	million	$118	million
Weighted average remaining option term (in years)	5		4		4
Option shares exercisable (vested), December 31	3		4		6
Weighted average exercise price	$16		$13		$13
Aggregate intrinsic value (A)	$34	million	$123	million	$102	million
Weighted average remaining option term (in years)	4		3		3

(A)	Aggregate intrinsic value is calculated using our stock price at each respective date, less the exercise price (grant date price) multiplied by the number of shares.
At December 31, 2018, 2017 and 2016, there was $8 million, $7 million and $6 million, respectively, of unrecognized compensation expense (using the Black-Scholes option pricing model at the grant date) related to unvested stock options; such options had a weighted average remaining vesting period of three years at December 31, 2018, 2017 and 2016.
The weighted average grant date fair value of option shares granted and the assumptions used to estimate those values using a Black-Scholes option pricing model were as follows:

	2018	2017	2016
Weighted average grant date fair value	$12.34	$9.68	$6.43
Risk-free interest rate	2.72%	2.16%	1.41%
Dividend yield	1.02%	1.19%	1.49%
Volatility factor	29.00%	30.00%	29.00%
Expected option life	6 years	6 years	6 years

MASCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

L. STOCK-BASED COMPENSATION (Concluded)
The following table summarizes information for stock option shares outstanding and exercisable at December 31, 2018, shares in millions:

Option Shares Outstanding				Option Shares Exercisable
Range of Prices	Number of Shares	Weighted Average Remaining Option Term	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$7 - 13	1	2 years	$11	1	$11
$17 - 26	2	5 years	$21	2	$20
$30 - 43	1	9 years	$38	—	$34
$7 - 43	4	5 years	$21	3	$16

Restricted Stock Units. Under our Long Term Incentive Program ("LTIP Program"), we grant restricted stock units to certain senior executives. These restricted stock units will vest and share awards will be issued at no cost to the employees, subject to our achievement of specified return on invested capital performance goals over a three-year period that have been established by our Organization and Compensation Committee of the Board of Directors ("Compensation Committee") for the performance period and the recipient's continued employment through the share award date. Restricted stock units are granted at a target number; based on our performance, the number of restricted stock units that vest can be adjusted downward to zero and upward to a maximum of 200%. During 2018, we granted 113,260 restricted stock units with a grant date fair value of approximately $42 per share, and 11,600 restricted stock units were forfeited. During 2017, we granted 124,780 restricted stock units with a grant date fair value of approximately $34 per share.

Phantom Stock Awards and Stock Appreciation Rights.    Certain non-U.S. employees are granted phantom stock awards and historically have been granted SARs.
We recognized income of $2 million in 2018 and expense of $6 million and $2 million in 2017 and 2016, respectively, related to phantom stock awards. In 2018, 2017 and 2016, we granted 98,140 shares, 104,580 shares and 140,710 shares, respectively, of phantom stock awards with an aggregate fair value of $4 million each year, and paid cash of $6 million in 2018 and $5 million in both 2017 and 2016 to settle phantom stock awards.
We recognized income of $1 million in 2018 and expense of $3 million and $2 million in 2017 and 2016, respectively, related to SARs. During 2018, 2017 and 2016, we did not grant any SARs. We paid cash of $5 million in 2018 and $4 million in both 2017 and 2016 to settle SARs.
Information related to phantom stock awards and SARs was as follows, in millions:

	Phantom Stock Awards		Stock Appreciation Rights
	At December 31,		At December 31,
	2018	2017	2018	2017
Accrued compensation cost liability	$4	$12	$2	$7
Unrecognized compensation cost	$2	$4	$—	$—
Equivalent common shares	—	—	—	—

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
Pre-tax expense related to our retirement plans was as follows, in millions:

	2018	2017	2016
Defined-contribution plans	$49	$55	$58
Defined-benefit pension plans	17	29	34
	$66	$84	$92
In addition to the pre-tax expense related to our defined-benefit pension plans, in 2017 we recognized $58 million of actuarial losses, net of tax, that were previously included within accumulated other comprehensive loss due to the disposition of a pension plan in connection with the divestiture of Moores, which was recorded within other income (expense), net.
As of January 1, 2010, substantially all our domestic and foreign qualified and domestic non-qualified defined-benefit pension plans were frozen to future benefit accruals.
Changes in the projected benefit obligation and fair value of plan assets, and the funded status of our defined-benefit pension plans were as follows, in millions:

	2018		2017
	Qualified	Non-Qualified	Qualified	Non-Qualified
Changes in projected benefit obligation:
Projected benefit obligation at January 1	$961	$170	$1,055	$170
Service cost	3	—	3	—
Interest cost	30	6	36	6
Actuarial (gain) loss, net	(48)	(9)	34	7
Foreign currency exchange	(7)	—	20	—
Benefit payments	(43)	(12)	(43)	(13)
Divestitures	—	—	(144)	—
Projected benefit obligation at December 31	$896	$155	$961	$170
Changes in fair value of plan assets:
Fair value of plan assets at January 1	$695	$—	$717	$—
Actual return on plan assets	(25)	—	77	—
Foreign currency exchange	(4)	—	8	—
Company contributions	52	12	52	13
Expenses, other	(5)	—	(7)	—
Benefit payments	(43)	(12)	(43)	(13)
Divestitures	—	—	(109)	—
Fair value of plan assets at December 31	$670	$—	$695	$—
Funded status at December 31	$(226)	$(155)	$(266)	$(170)

MASCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

M. EMPLOYEE RETIREMENT PLANS (Continued)
Amounts in our consolidated balance sheets were as follows, in millions:

	At December 31, 2018		At December 31, 2017
	Qualified	Non-Qualified	Qualified	Non-Qualified
Other assets	$1	$—	$1	$—
Accrued liabilities	(1)	(13)	(1)	(13)
Other liabilities	(226)	(142)	(266)	(157)
Total net liability	$(226)	$(155)	$(266)	$(170)
Unrealized loss included in accumulated other comprehensive loss before income taxes was as follows, in millions:

	At December 31, 2018		At December 31, 2017
	Qualified	Non-Qualified	Qualified	Non-Qualified
Net loss	$448	$47	$442	$59
Net prior service cost	3	—	3	—
Total	$451	$47	$445	$59
Information for defined-benefit pension plans with an accumulated benefit obligation in excess of plan assets was as follows, in millions:

	At December 31
	2018		2017
	Qualified	Non-Qualified	Qualified	Non-Qualified
Projected benefit obligation	$882	$155	$945	$170
Accumulated benefit obligation	$882	$155	$945	$170
Fair value of plan assets	$655	$—	$679	$—
The projected benefit obligation was in excess of plan assets for all of our qualified defined-benefit pension plans at December 31, 2018 and 2017 which had an accumulated benefit obligation in excess of plan assets.
Net periodic pension cost for our defined-benefit pension plans, with the exception of service cost, is recorded in other income (expense), net, in our consolidated statement of operations. Net periodic pension cost for our defined-benefit pension plans was as follows, in millions:

	2018		2017		2016
	Qualified	Non-Qualified	Qualified	Non-Qualified	Qualified	Non-Qualified
Service cost	$3	$—	$3	$—	$3	$—
Interest cost	36	6	44	6	49	7
Expected return on plan assets	(48)	—	(46)	—	(44)	—
Recognized net loss	17	3	19	3	17	2
Net periodic pension cost	$8	$9	$20	$9	$25	$9
We expect to recognize $21 million of pre-tax net loss from accumulated other comprehensive loss into net periodic pension cost in 2019 related to our defined-benefit pension plans. For plans in which almost all of the plan's participants are inactive, pre-tax net loss within accumulated other comprehensive loss is amortized using the straight-line method over the remaining life expectancy of the inactive plan participants. For plans which do not have almost all inactive participants, pre-tax net loss within accumulated other comprehensive loss is amortized using the straight-line method over the average remaining service period of the active employees expected to receive benefits from the plan.

MASCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

M. EMPLOYEE RETIREMENT PLANS (Continued)
Plan Assets.    Our qualified defined-benefit pension plan weighted average asset allocation, which is based upon fair value, was as follows:

	2018	2017
Equity securities	34%	55%
Debt securities	49%	28%
Other	17%	17%
Total	100%	100%
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
Following is a description of the valuation methodologies used for assets measured at fair value. There have been no changes in the methodologies used at December 31, 2018 compared to December 31, 2017.
        Common and Preferred Stocks and Short-Term and Other Investments: Valued at the closing price reported on the active market on which the individual securities are traded or based on the active market for similar securities. Certain investments are valued based on net asset value ("NAV"), which approximates fair value. Such basis is determined by referencing the respective fund's underlying assets. There are no unfunded commitments or other restrictions associated with these investments.
        Private Equity and Hedge Funds: Valued based on an estimated fair value using either a market approach or an income approach, both of which require a significant degree of judgment. There is no active trading market for these investments and they are generally illiquid. Due to the significant unobservable inputs, the fair value measurements used to estimate fair value are a Level 3 input. Certain investments are valued based on NAV, which approximates fair value. Such basis is determined by referencing the respective fund's underlying assets. There are no unfunded commitments or other restrictions associated with the investments valued at NAV.
        Corporate, Government and Other Debt Securities: Valued based on either the closing price reported on the active market on which the individual securities are traded or using pricing models maximizing the use of observable inputs for similar securities. This includes basing value on yields currently available on comparable securities of issuers with similar credit ratings. Certain investments are valued based on NAV, which approximates fair value. Such basis is determined by referencing the respective fund's underlying assets. There are unfunded commitments of $1 million and no other restrictions associated with these investments.
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
The following tables set forth, by level within the fair value hierarchy, the qualified defined-benefit pension plan assets at fair value as of December 31, 2018 and 2017, as well as those valued at NAV using the practical expedient, which approximates fair value, in millions.

MASCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

M. EMPLOYEE RETIREMENT PLANS (Continued)

	At December 31, 2018
	Level 1	Level 2	Level 3	Valued at NAV	Total
Plan Assets
Common and Preferred Stocks:
United States	$81	$—	$—	$21	$102
International	37	—	—	89	126
Private Equity and Hedge Funds:
United States	—	—	32	—	32
International	—	—	27	34	61
Corporate Debt Securities:
United States	34	—	—	102	136
International	—	1	—	—	1
Government and Other Debt Securities:
United States	—	2	—	130	132
International	29	33	—	—	62
Common Collective Trust Fund – United States	—	4	—	—	4
Buy-in Annuity - International	—	11	—	—	11
Short-Term and Other Investments:
United States	1	—	—	—	1
International	2	—	—	—	2
Total Plan Assets	$184	$51	$59	$376	$670

	At December 31, 2017
	Level 1	Level 2	Level 3	Valued at NAV	Total
Plan Assets
Common and Preferred Stocks:
United States	$144	$—	$—	$47	$191
International	66	—	—	125	191
Private Equity and Hedge Funds:
United States	—	—	36	—	36
International	—	—	24	35	59
Corporate Debt Securities:
United States	31	26	—	—	57
International	—	7	—	21	28
Government and Other Debt Securities:
United States	15	7	—	31	53
International	31	28	—	—	59
Common Collective Trust Fund – United States	—	6	—	—	6
Buy-in Annuity - International	—	12	—	—	12
Short-Term and Other Investments:
United States	2	—	—	—	2
International	—	1	—	—	1
Total Plan Assets	$289	$87	$60	$259	$695

MASCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

M. EMPLOYEE RETIREMENT PLANS (Continued)
Changes in the fair value of the qualified defined-benefit pension plan Level 3 assets, were as follows, in millions:

	2018	2017
Fair Value, January 1	$60	$79
Purchases	6	6
Sales	(12)	(31)
Unrealized gains	5	6
Fair Value, December 31	$59	$60
Assumptions.    Weighted average major assumptions used in accounting for our defined-benefit pension plans were as follows:

	2018	2017	2016
Discount rate for obligations	3.80%	3.30%	3.50%
Expected return on plan assets	7.00%	7.25%	7.25%
Rate of compensation increase	—%	—%	—%
Discount rate for net periodic pension cost	3.30%	3.50%	4.00%
The discount rate for obligations for 2018, 2017 and 2016 is based upon the expected duration of each defined-benefit pension plan's liabilities matched to the December 31, 2018, 2017 and 2016 Willis Towers Watson Rate Link Curve. At December 31, 2018, such rates for our defined-benefit pension plans ranged from 1.5 percent to 4.2 percent, with the most significant portion of the liabilities having a discount rate for obligations of 4.1 percent or higher. At December 31, 2017, such rates for our defined-benefit pension plans ranged from 1.5 percent to 3.6 percent, with the most significant portion of the liabilities having a discount rate for obligations of 3.4 percent or higher. At December 31, 2016, such rates for our defined‑benefit pension plans ranged from 1.5 percent to 4.0 percent, with the most significant portion of the liabilities having a discount rate for obligations of 3.8 percent or higher. The increase in the weighted average discount rate from 2017 to 2018 is principally the result of higher long-term interest rates in the bond markets. The decrease in the weighted average discount rates from 2016 to 2017 is principally the result of lower long-term interest rates in the bond markets.
For 2018, we determined the expected long-term rate of return on plan assets of 7.00 percent based upon an analysis of expected and historical rates of return of various asset classes utilizing the current and long-term target asset allocation of the plan assets. For 2017 and 2016, our projected long-term rate of return on plan assets was 7.25 percent. The decrease in our expected long-term rate of return from 2017 to 2018 is due to a shift in our investment objectives as our defined-benefit pension plans became increasingly funded. The projected asset return at December 31, 2018, 2017 and 2016 considered near term returns, including current market conditions as well as that pension assets are long-term in nature. The actual annual rate of return on our pension plan assets was negative 4.9 percent in 2018 and positive 13.9 percent and 8.3 percent in 2017 and 2016, respectively. For the 10-year period ended December 31, 2018, the actual annual rate of return on our pension plan assets was 7.9 percent.
The investment objectives seek to minimize the volatility of the value of our plan assets relative to pension liabilities and to ensure plan assets are sufficient to pay plan benefits. In 2018, we substantially achieved targeted asset allocation: 35 percent equities, 45 percent fixed-income, and 20 percent alternative investments (such as private equity, commodities and hedge funds).
The asset allocation of the investment portfolio was developed with the objective of achieving our expected rate of return and reducing volatility of asset returns, and considered the freezing of future benefits. The equity portfolios are invested in individual securities or funds that are expected to mirror broad market returns for equity securities. The fixed-income portfolio is invested in corporate bonds, bond index funds and U.S. Treasury securities. It is expected that the alternative investments would have a higher rate of return than the targeted overall long-term return of 7.00 percent. However, these investments are subject to greater volatility, due to their nature, than a portfolio of equities and fixed-income investments, and would be less liquid than financial instruments that trade on public markets.

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
Other.    We sponsor certain post-retirement benefit plans that provide medical, dental and life insurance coverage for eligible retirees and dependents based upon age and length of service. Substantially all of these plans were frozen as of January 1, 2010. The aggregate present value of the unfunded accumulated post-retirement benefit obligation was $9 million and $10 million at December 31, 2018 and 2017, respectively.
Cash Flows.    At December 31, 2018, we expect to contribute approximately $50 million to our domestic qualified defined-benefit pension plans in 2019, which will exceed ERISA requirements. We also expect to contribute approximately $3 million and $13 million in 2019 to our foreign and non-qualified (domestic) defined-benefit pension plans, respectively.
At December 31, 2018, the benefits expected to be paid in each of the next five years, and in aggregate for the five years thereafter, relating to our defined-benefit pension plans, were as follows, in millions:

	Qualified Plans	Non-Qualified Plans
2019	$48	$13
2020	$49	$13
2021	$50	$12
2022	$51	$12
2023	$52	$12
2024 - 2028	$263	$55

N. SHAREHOLDERS' EQUITY
In May 2017, our Board of Directors authorized the repurchase, for retirement, of up to $1.5 billion of shares of our common stock in open-market transactions or otherwise. During 2018, we repurchased and retired 18.6 million shares of our common stock (including 0.7 million shares to offset the dilutive impact of long-term stock awards granted in 2018), for cash aggregating $654 million. At December 31, 2018, we had $636 million remaining under the 2017 authorization. During 2017, we repurchased and retired 9.2 million shares of our common stock (including 0.9 million shares to offset the dilutive impact of long-term stock awards granted in 2017) for cash aggregating $331 million. During 2016, we repurchased and retired 14.9 million shares of our common stock (including 1.1 million shares to offset the dilutive impact of long-term stock awards granted in 2016) for cash aggregating $459 million.
On the basis of amounts paid (declared), cash dividends per common share were $0.435 ($0.450) in 2018, $0.405 ($0.410) in 2017 and $0.385 ($0.390) in 2016.

MASCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

N. SHAREHOLDERS' EQUITY (Concluded)
Accumulated Other Comprehensive Loss.    The components of accumulated other comprehensive loss attributable to Masco Corporation were as follows, in millions:

	At December 31
	2018	2017
Cumulative translation adjustments, net	$266	$282
Unrealized loss on interest rate swaps, net	(10)	(12)
Unrecognized net loss and prior service cost, net	(383)	(335)
Accumulated other comprehensive loss	$(127)	$(65)

The cumulative translation adjustment, net, is reported net of income tax benefit of $2 million at December 31, 2018. The unrealized loss on interest rate swaps, net, is reported net of income tax expense of $4 million at both December 31, 2018 and 2017. The unrecognized net loss and prior service cost, net, is reported net of income tax benefit of $98 million and $154 million at December 31, 2018 and 2017, respectively.

O. RECLASSIFICATIONS FROM OTHER COMPREHENSIVE INCOME (LOSS)
The reclassifications from accumulated other comprehensive income (loss) to the consolidated statements of operations were as follows, in millions:

Accumulated Other Comprehensive Income (Loss)	2018	2017	2016	Statement of Operations Line Item
Amortization of defined benefit pension and other postretirement benefits:
Actuarial losses, net	$20	$86	$19	Other income (expense), net
Tax (benefit)	(5)	(13)	(7)
Net of tax (A)	$15	$73	$12

Interest rate swaps	$2	$4	$2	Interest expense
Tax (benefit)	—	(1)	(1)
Net of tax	$2	$3	$1

Available-for-sale securities	$—	$—	$(3)	Other, net
Tax expense (B)	—	—	15
Net of tax	$—	$—	$12

(A)
The 2017 amortization of defined benefit pension and other postretirement benefits includes $58 million, net of tax, due to the disposition of a pension plan in connection with the divestiture of Moores.

(B)
The tax expense related to the available-for-sale securities in 2016 includes $14 million related to the disproportionate tax effect that we recognized as a result of the redemption of all of our auction rate securities. Refer to Note R to the consolidated financial statements for additional information.

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
Decorative Architectural Products –  principally includes paints and other coating products, lighting fixtures and LED lighting systems, and cabinet and other hardware.
Cabinetry Products –  principally includes assembled kitchen and bath cabinets, home office workstations, entertainment centers and storage products.
Windows and Other Specialty Products –  principally includes windows, window frame components, patio doors, and, until the divestiture of Arrow in 2017, staple gun tackers, staples and other fastening tools.
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
Information by segment and geographic area was as follows, in millions:

	Net Sales (1)(2)(3)(4)			Operating Profit (Loss) (5)			Assets at December 31 (6)
	2018	2017	2016	2018	2017	2016	2018	2017	2016
Our operations by segment were:
Plumbing Products	$3,998	$3,732	$3,529	$715	$702	$654	$2,253	$2,298	$2,028
Decorative Architectural Products	2,656	2,206	2,092	456	438	433	1,534	965	900
Cabinetry Products	950	934	970	86	92	97	537	526	539
Windows and Other Specialty Products	755	770	770	34	54	(3)	660	677	746
Total	$8,359	$7,642	$7,361	$1,291	$1,286	$1,181	$4,984	$4,466	$4,213
Our operations by geographic area were:
North America	$6,763	$6,067	$5,838	$1,094	$1,080	$973	$3,832	$3,236	$3,029
International, principally Europe	1,596	1,575	1,523	197	206	208	1,152	1,230	1,184
Total, as above	$8,359	$7,642	$7,361	1,291	1,286	1,181	4,984	4,466	4,213
General corporate expense, net (6)				(80)	(92)	(94)
Operating profit, as reported				1,211	1,194	1,087
Other income (expense), net				(169)	(310)	(255)
Income before income taxes				$1,042	$884	$832
Corporate assets							409	1,068	951
Total assets							$5,393	$5,534	$5,164

MASCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

P. SEGMENT INFORMATION (Concluded)

	Property Additions (7)			Depreciation and Amortization
	2018	2017	2016	2018	2017	2016
Our operations by segment were:
Plumbing Products	$120	$115	$110	$77	$63	$57
Decorative Architectural Products	54	19	22	35	16	16
Cabinetry Products	18	14	8	13	14	21
Windows and Other Specialty Products	20	13	30	23	21	21
	212	161	170	148	114	115
Unallocated amounts, principally related to corporate assets	7	12	10	8	13	19
Total	$219	$173	$180	$156	$127	$134

(1)	Included in net sales were export sales from the U.S. of $259 million, $232 million and $226 million in 2018, 2017 and 2016, respectively.

(2)	Excluded from net sales were intra-company sales between segments of less than one percent in 2018, 2017 and 2016.

(3)	Included in net sales were sales to one customer of $2,670 million, $2,535 million and $2,480 million in 2018, 2017 and 2016, respectively. Such net sales were included in each of our segments.

(4)	Net sales from our operations in the U.S. were $6,587 million, $5,819 million and $5,609 million in 2018, 2017 and 2016, respectively.

(5)	General corporate expense, net included those expenses not specifically attributable to our segments.

(6)
Long-lived assets of our operations in the U.S. and Europe were $1,928 million and $492 million, $1,582 million and $482 million, and $1,508 million and $417 million at December 31, 2018, 2017 and 2016, respectively.

(7)	Property additions exclude amounts paid for long-lived assets as part of acquisitions. Refer to Note C for further information.

Q. OTHER INCOME (EXPENSE), NET
Other, net, which is included in other income (expense), net, was as follows, in millions:

	2018	2017	2016
Loss on sales of businesses, net (A)	$—	$(13)	$—
Income from cash and cash investments and short-term bank deposits	5	4	4
Equity investment income, net	3	1	2
Realized gains from auction rate securities	—	—	3
Realized gains from private equity funds	1	3	5
Impairment of private equity funds	—	(2)	—
Foreign currency transaction losses	(8)	—	(3)
Net periodic pension and post-retirement benefit cost	(14)	(26)	(32)
Other items, net	—	1	(5)
Total other, net	$(13)	$(32)	$(26)

(A) Included in loss on sales of businesses, net for 2017 is a loss of $64 million related to the divestiture of Moores and a gain of $51 million related to the divestiture of Arrow.

MASCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

R. INCOME TAXES

			(In Millions)
	2018	2017	2016
Income from before income taxes:
U.S.	$821	$730	$616
Foreign	221	154	216
	$1,042	$884	$832
Income tax expense:
Currently payable:
U.S. Federal	$144	$193	$73
State and local	36	30	24
Foreign	74	68	69
Deferred:
U.S. Federal	12	12	140
State and local	—	—	2
Foreign	(8)	1	(12)
	$258	$304	$296
Deferred tax assets at December 31:
Receivables	$3	$4
Inventories	16	13
Other assets, including stock-based compensation	23	34
Accrued liabilities	58	49
Long-term liabilities	149	169
Net operating loss carryforward	51	53
Capital loss carryforward	—	1
Tax credit carryforward	9	8
	309	331
Valuation allowance	(43)	(47)
	266	284
Deferred tax liabilities at December 31:
Property and equipment	87	98
Intangibles	139	139
Investment in foreign subsidiaries	9	7
Other	14	21
	249	265
Net deferred tax asset at December 31	$17	$19
The net deferred tax asset consisted of net deferred tax assets (included in other assets) of $42 million and $45 million, and net deferred tax liabilities (included in other liabilities) of $25 million and $26 million, at December 31, 2018 and 2017, respectively.
We continue to maintain a valuation allowance on certain state and foreign deferred tax assets as of December 31, 2018. Should we determine that we would not be able to realize our remaining deferred tax assets, or the deferred tax assets that currently have a valuation allowance become realizable in these jurisdictions in the future, an adjustment to the valuation allowance would be recorded in the period such determination is made.

MASCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

R. INCOME TAXES (Continued)
The current portion of the state and local income tax includes an $8 million, $5 million and $8 million tax benefit from the reversal of an accrual for uncertain tax positions resulting primarily from the expiration of applicable statutes of limitations in 2018, 2017 and 2016, respectively. The deferred portion of the state and local taxes includes a $1 million tax benefit in both 2018 and 2017 and a $5 million tax expense in 2016, resulting from changes in valuation allowances against state and local deferred tax assets. The deferred portion of the foreign taxes includes a $2 million tax benefit in 2018 and $6 million tax expense in 2016, from a change in the valuation allowance against foreign deferred tax assets.
Due to the enactment of the 2017 Tax Act on December 22, 2017, we recorded a $20 million tax benefit from the elimination of a deferred tax liability previously recorded on undistributed foreign earnings as a result of the change from a worldwide to a territorial system of taxation. This tax benefit was offset by a $3 million tax charge resulting from the re-measurement of our remaining net deferred tax assets due to a reduction in the U.S. Federal corporate tax rate from 35 percent to 21 percent.
In addition, the 2017 Tax Act requires a mandatory deemed repatriation of undistributed foreign earnings resulting in a toll charge of 15.5 percent on earnings related to cash and liquid assets and 8 percent on earnings for non-liquid assets. Due to the ability to offset positive foreign earnings with existing foreign deficits, we do not anticipate paying any toll charge related to our undistributed foreign earnings.
The $64 million loss from the divestiture of Moores that was recorded in the fourth quarter of 2017 provided no tax benefit.
We created a $14 million disproportionate tax effect in prior years as the result of allocating a deferred tax charge to other comprehensive income (loss) on the unrealized gain of certain available-for-sale securities that was later reversed through income tax expense in the consolidated results of operations by a valuation allowance adjustment, followed by the disposition of the securities while in a full valuation allowance position.  Such disproportionate tax effect has remained in accumulated other comprehensive loss until such time as we cease to have an available-for-sale securities portfolio.  In the fourth quarter of 2016 as a result of our final auction rate securities being called by our counterparty and redeemed, the disproportionate tax effect was eliminated by recording a $14 million charge to income tax expense included in the consolidated results of operations that was offset by a corresponding tax benefit included in other comprehensive income (loss).
In the fourth quarter of 2016, we recorded a $13 million tax benefit from the recognition of a deferred tax asset on certain German net operating losses primarily resulting from a return to sustainable profitability.
Our capital allocation strategy includes reinvesting in our business, balancing share repurchases with potential acquisitions and maintaining an appropriate dividend. In order to provide greater flexibility in the execution of our capital allocation strategy, we may repatriate earnings from certain foreign subsidiaries. Our deferred tax balance on investment in foreign subsidiaries reflects the impact of all taxable temporary differences, including those related to substantially all undistributed foreign earnings, except those that are legally restricted. As a result of the enactment of the 2017 Tax Act, our deferred tax balance on investment in foreign subsidiaries consists primarily of foreign withholding taxes.
Of the $60 million and $61 million deferred tax asset related to the net operating loss and tax credit carryforwards at December 31, 2018 and 2017, respectively, $32 million and $33 million, respectively, will expire between 2021 and 2036 and $28 million has no expiration.

MASCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

R. INCOME TAXES (Continued)
A reconciliation of the U.S. Federal statutory tax rate to the income tax expense on income before income taxes was as follows:

	2018	2017	2016
U.S. Federal statutory tax rate	21%	35%	35%
State and local taxes, net of U.S. Federal tax benefit	3	2	2
Higher (lower) taxes on foreign earnings	2	(1)	(2)
U.S. and foreign taxes on distributed and undistributed foreign earnings	1	1	1
Domestic production deduction	—	(2)	(1)
Stock-based compensation	(2)	(2)	—
Business divestitures with no tax impact	—	4	—
Change in U.S. Federal tax law	—	(2)	—
Other, net	—	(1)	1
Effective tax rate	25%	34%	36%
Income taxes paid were $231 million, $258 million and $190 million in 2018, 2017 and 2016, respectively.
A reconciliation of the beginning and ending liability for uncertain tax positions, including related interest and penalties, is as follows, in millions:

	Uncertain Tax Positions	Interest and Penalties	Total
Balance at January 1, 2017	$46	$9	$55
Current year tax positions:
Additions	13	—	13
Prior year tax positions:
Additions	3	—	3
Reductions	(1)	—	(1)
Lapse of applicable statute of limitations	(7)	—	(7)
Interest and penalties recognized in income tax expense	—	(1)	(1)
Balance at December 31, 2017	$54	$8	$62
Current year tax positions:
Additions	13	—	13
Reductions	(1)	—	(1)
Prior year tax positions:
Additions	1	—	1
Reductions	(1)	—	(1)
Lapse of applicable statute of limitations	(8)	—	(8)
Interest and penalties recognized in income tax expense	—	1	1
Balance at December 31, 2018	$58	$9	$67
If recognized, $46 million and $43 million of the liability for uncertain tax positions at December 31, 2018 and 2017, respectively, net of any U.S. Federal tax benefit, would impact our effective tax rate.
Of the $67 million and $62 million total liability for uncertain tax positions (including related interest and penalties) at December 31, 2018 and 2017, respectively, $64 million and $59 million are recorded in other liabilities, respectively, and $3 million is recorded as a net offset to other assets at both December 31, 2018 and 2017.

MASCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

R. INCOME TAXES (Concluded)
We file income tax returns in the U.S. Federal jurisdiction, and various local, state and foreign jurisdictions. We continue to participate in the Compliance Assurance Process ("CAP"). CAP is a real-time audit of the U.S. Federal income tax return that allows the Internal Revenue Service ("IRS"), working in conjunction with us, to determine tax return compliance with the U.S. Federal tax law prior to filing the return. This program provides us with greater certainty about our tax liability for a given year within months, rather than years, of filing our annual tax return and greatly reduces the need for recording a liability for U.S. Federal uncertain tax positions. The IRS has completed their examination of our consolidated U.S. Federal tax returns through 2017. With few exceptions, we are no longer subject to state or foreign income tax examinations on filed returns for years before 2006.
As a result of tax audit closings, settlements and the expiration of applicable statutes of limitations in various jurisdictions within the next 12 months, we anticipate that it is reasonably possible the liability for uncertain tax positions could be reduced by approximately $9 million.

S. INCOME PER COMMON SHARE
Reconciliations of the numerators and denominators used in the computations of basic and diluted earnings per common share were as follows, in millions:

	2018	2017	2016
Numerator (basic and diluted):
Net income	$734	$533	$493
Less: Allocation to unvested restricted stock awards	7	5	6
Net income available to common shareholders	$727	$528	$487

Denominator:
Basic common shares (based upon weighted average)	305	314	326
Add: Stock option dilution	2	4	4
Diluted common shares	307	318	330
We follow accounting guidance regarding determining whether instruments granted in share-based payment transactions are participating securities. This accounting guidance clarifies that share-based payment awards that entitle their holders to receive non-forfeitable dividends prior to vesting should be considered participating securities. We have granted restricted stock awards that contain non-forfeitable rights to dividends on unvested shares; such unvested restricted stock awards are considered participating securities. As participating securities, the unvested shares are required to be included in the calculation of our basic income per common share, using the "two-class method." The two-class method of computing income per common share is an allocation method that calculates income per share for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings. For the years ended December 31, 2018, 2017 and 2016, we allocated dividends and undistributed earnings to the participating securities.
Additionally, 710,000, 354,000 and 338,000 common shares for 2018, 2017 and 2016, respectively, related to stock options and 20,000 common shares for 2018 related to restricted stock units were excluded from the computation of diluted income per common share due to their antidilutive effect.
Common shares outstanding included on our balance sheet and for the calculation of income per common share do not include unvested stock awards (2 million common shares and 3 million common shares at December 31, 2018 and 2017, respectively); shares outstanding for legal requirements included all common shares that have voting rights (including unvested stock awards).

MASCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

T. OTHER COMMITMENTS AND CONTINGENCIES
Litigation.    We are involved in claims and litigation, including class actions and regulatory proceedings, which arise in the ordinary course of our business. The types of matters may include, among others: competition, product liability, employment, warranty, advertising, contract, personal injury, environmental, intellectual property, and insurance coverage. We believe we have adequate defenses in these matters and that the likelihood that the outcome of these matters would have a material adverse effect on us is remote. However, there is no assurance that we will prevail in these matters, and we could, in the future, incur judgments, enter into settlements of claims or revise our expectations regarding the outcome of these matters, which could materially impact our results of operations.
Warranty.    Changes in our warranty liability were as follows, in millions:

	2018	2017
Balance at January 1	$205	$192
Accruals for warranties issued during the year	78	63
Accruals related to pre-existing warranties	(1)	9
Settlements made (in cash or kind) during the year	(65)	(59)
Balance at December 31	$217	$205
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

MASCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONCLUDED)

U. INTERIM FINANCIAL INFORMATION (UNAUDITED)

Our quarterly results attributable to Masco Corporation were as follows:

		Quarters Ended
		(In Millions, Except Per Common Share Data)
	Total Year	December 31	September 30	June 30	March 31
2018
Net sales	$8,359	$2,041	$2,101	$2,297	$1,920
Gross profit	$2,689	$653	$667	$750	$619
Net income	$734	$194	$180	$211	$149
Income per common share:
Basic:
Net income	$2.38	$0.65	$0.59	$0.69	$0.48
Diluted:
Net income	$2.37	$0.64	$0.58	$0.68	$0.47
2017
Net sales	$7,642	$1,853	$1,945	$2,066	$1,778
Gross profit	$2,612	$604	$657	$746	$605
Net income	$533	$80	$152	$163	$138
Income per common share:
Basic:
Net income	$1.68	$0.25	$0.48	$0.51	$0.43
Diluted:
Net income	$1.66	$0.25	$0.48	$0.51	$0.43
Income per common share amounts for the four quarters of December 31, 2018 and 2017 may not total to the income per common share amounts for the years ended December 31, 2018 and 2017 due to the allocation of income to participating securities.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
Not applicable.
Item 9A.    Controls and Procedures.
a.Evaluation of Disclosure Controls and Procedures.
The Company's Principal Executive Officer and Principal Financial Officer have concluded, based on an evaluation of the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15 that, as of December 31, 2018, the Company's disclosure controls and procedures were effective.
b.Management's Report on Internal Control over Financial Reporting.
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
c.Changes in Internal Control over Financial Reporting.
In connection with the evaluation of the Company's internal control over financial reporting that occurred during the quarter ended December 31, 2018, which is required under the Securities Exchange Act of 1934 by paragraph (d) of Exchange Rules 13a-15 or 15d-15 (as defined in paragraph (f) of Rule 13a-15), management determined that there was no change that materially affected or is reasonably likely to materially affect internal control over financial reporting.

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
Other information required by this Item will be contained in our definitive Proxy Statement for the 2019 Annual Meeting of Stockholders, to be filed before May 1, 2019, and such information is incorporated herein by reference.
Item 11. Executive Compensation.
Information required by this Item will be contained in our definitive Proxy Statement for the 2019 Annual Meeting of Stockholders, to be filed before May 1, 2019 and such information is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Equity Compensation Plan Information
We grant equity under our 2014 Long Term Stock Incentive Plan (the "2014 Plan"). The following table sets forth information as of December 31, 2018 concerning the 2014 Plan, which was approved by our stockholders. We do not have any equity compensation plans that have not been approved by our stockholders.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity compensation plans approved by stockholders	3,740,874	$21.25	14,733,746
The remaining information required by this Item will be contained in our definitive Proxy Statement for our 2019 Annual Meeting of Stockholders, to be filed before May 1, 2019, and such information is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
Information required by this Item will be contained in our definitive Proxy Statement for the 2019 Annual Meeting of Stockholders, to be filed before May 1, 2019, and such information is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services.
Information required by this Item will be contained in our definitive Proxy Statement for the 2019 Annual Meeting of Stockholders, to be filed before May 1, 2019, and such information is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules.
a.    Listing of Documents.

(1)
Financial Statements.    Our consolidated financial statements included in Item 8 hereof, as required at December 31, 2018 and 2017, and for the years ended December 31, 2018, 2017 and 2016, consist of the following:

(2)	Financial Statement Schedule.
a. Our Financial Statement Schedule appended hereto, as required for the years ended December 31, 2018, 2017 and 2016, consists of the following:

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
4.a
Indenture dated as of December 1, 1982 between Masco Corporation and The Bank of New York Mellon Trust Company, N.A., as successor trustee under agreement originally with Morgan Guaranty Trust Company of New York, as Trustee, and Supplemental Indenture thereto dated as of July 26, 1994; and Directors' resolutions establishing Masco Corporation's:
		2016 10-K	4.a	02/09/2017
4.a.i	7-3/4% Debentures Due August 1, 2029.	2014 10-K	4.a.i(ii)	02/13/2015

Exhibit No.		Incorporated By Reference			Filed Herewith
	Exhibit Description	Form	Exhibit	Filing Date
4.b
Indenture dated as of February 12, 2001 between Masco Corporation and The Bank of New York Mellon Trust Company, N.A., as successor trustee under agreement originally with Bank One Trust Company, National Association, as Trustee, and Supplemental Indenture thereto dated as of November 30, 2006; and Directors' Resolutions establishing Masco Corporation's:
		2016 10-K	4.b	02/09/2017
4.b.i	6-1/2% Notes Due August 15, 2032;	2017 10-K	4.b.i	02/08/2018
4.b.ii	7.125% Notes Due March 15, 2020;	2015 10-K	4.b.i(iv)	02/12/2016
4.b.iii	5.950% Notes Due March 15, 2022;	2016 10-K	4.b(iii)	02/09/2017
4.b.iv	4.450% Notes Due April 1, 2025;	8-K	4.1	03/23/2015
4.b.v	3.500% Notes Due April 1, 2021;	8-K	4.1	03/16/2016
4.b.vi	4.375% Notes Due April 1, 2026;	8-K	4.2	03/16/2016
4.b.vii	3.500% Notes Due November 15, 2027; and	8-K	4.1	06/15/2017
4.b.viii	4.500% Notes Due May 15, 2047.	8-K	4.2	06/15/2017
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
		2017 10-K	10.a	02/08/2018
Note 2:	Exhibits 10.b through 10.m constitute the management contracts and executive compensatory plans or arrangements in which certain of the Directors and executive officers of the Company participate.
10.b	Masco Corporation 2005 Long Term Stock Incentive Plan (Amended and Restated May 11, 2010):	2015 10-K	10.b.i	02/12/2016
Form of Restricted Stock Award Agreements:
10.b.i	for awards on or after January 1, 2013; and	2017 10-K	10.b.i	02/08/2018
10.b.ii	for awards prior to 2012.	2015 10-K	10.b.i(i)(C)	02/12/2016
Form of Stock Option Grant Agreements:
10.b.iii	for grants on or after January 1, 2013;	2017 10-K	10.b.iii	02/08/2018
10.b.iv	for grants during 2012; and	2017 10-K	10.b.iv	02/08/2018
10.b.v	for grants prior to 2012.	2015 10-K	10.b.i(ii)(C)	02/12/2016
10.b.vi	Non-Employee Directors Equity Program under Masco Corporation's 2005 Long Term Stock Incentive Plan (for awards prior to 2010):	2017 10-K	10.b.viii	02/08/2018

Exhibit No.		Incorporated By Reference			Filed Herewith
	Exhibit Description	Form	Exhibit	Filing Date
10.b.vii	Form of Stock Option Grant Agreement for Non-Employee Directors.	2017 10-K	10.b.ix	02/08/2018
10.c	Masco Corporation 2014 Long Term Stock Incentive Plan (Amended and Restated May 9, 2016):	10-Q	10.a	07/26/2016
Form of Restricted Stock Award Agreements:
10.c.i	for awards prior to July 1, 2018; and	8-K	10.b	05/06/2014
10.c.ii	for awards on or after July 1, 2018.				X
Form of Stock Option Grant Agreements
10.c.iii	for grants prior to July 1, 2018; and	8-K	10.d	05/06/2014
10.c.iv	for grants on or after July 1, 2018.				X
10.c.v	Form of Long Term Incentive Program Award				X
10.c.vi	Non-Employee Directors Equity Program under Masco Corporation's 2014 Long Term Stock Incentive Plan (Amended and Restated May 9, 2016):	10-Q	10.b	07/26/2016
10.c.vii	Form of Restricted Stock Award Agreement for Non-Employee Directors for awards prior to July 1, 2018; and	8-K	10.c	05/06/2014
10.c.viii	Form of Restricted Stock Award Agreement for Non-Employee Directors for awards after July 1, 2018.				X
10.d	Form of award letter for the Masco Corporation Long-Term Cash Incentive Program.	2017 10-K	10.d	02/08/2018
10.e	Form of Masco Corporation Supplemental Executive Retirement and Disability Plan and amendments thereto for Richard A. Manoogian.	2015 10-K	10.d.i(i)	02/12/2016
10.f	Form of Masco Corporation Supplemental Executive Retirement and Disability Plan and amendments thereto (includes amendment freezing benefit accruals) for John G. Sznewajs.	2015 10-K	10.d.i(ii)	02/12/2016
10.g	Other compensatory arrangements for executive officers.	2016 10-K	10.f	02/09/2017
10.h	Compensation of Non-Employee Directors.				X
10.i	Masco Corporation Retirement Benefit Restoration Plan effective January 1, 1995 (as amended and restated December 22, 2010), and amendments thereto effective February 6, 2012 and January 1, 2014.	2016 10-K	10.i	02/09/2017
10.j.i	Letter Agreement dated June 29, 2009 between Richard A. Manoogian and Masco Corporation.	2014 10-K	10.k.i	02/13/2015
10.j.ii	Aircraft Time Sharing Agreement dated October 1, 2012 between Richard A. Manoogian and Masco Corporation.	2017 10-K	10.j.ii	02/08/2018
10.k	Employment Offer Letter dated October 23, 2014 between Christopher Kastner and Masco Corporation.	2014 10-K	10.m	02/13/2015
10.l	Employment Offer Letter dated November 1, 2014 between Amit Bhargava and Masco Corporation.	2014 10-K	10.n	02/13/2015

Exhibit No.		Incorporated By Reference			Filed Herewith
	Exhibit Description	Form	Exhibit	Filing Date
10.m	Employment Offer Letter dated July 27, 2018 between Scott McDowell and Masco Corporation.	10-Q	10	10/30/2018
21	List of Subsidiaries.				X
23	Consent of Independent Registered Public Accounting Firm relating to Masco Corporation's Consolidated Financial Statements and Financial Statement Schedule.				X
31.a	Certification by Chief Executive Officer required by Rule 13a-14(a)/15d-14(a).				X
31.b	Certification by Chief Financial Officer required by Rule 13a-14(a)/15d-14(a).				X
32	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.				X
101	Interactive Date File.				X

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
February 7, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Principal Executive Officer:
/s/ Keith J. Allman	President and Chief Executive Officer and Director
Keith J. Allman
Principal Financial Officer:
/s/ John G. Sznewajs	Vice President, Chief Financial Officer
John G. Sznewajs
Principal Accounting Officer:
/s/ John P. Lindow	Vice President, Controller and Chief Accounting Officer
John P. Lindow
/s/ J. Michael Losh	Chairman of the Board
J. Michael Losh
/s/ Richard A. Manoogian	Chairman Emeritus
Richard A. Manoogian
/s/ Mark R. Alexander	Director
Mark R. Alexander		February 7, 2019
/s/ Marie A. Ffolkes	Director
Marie A. Ffolkes
/s/ Christopher A. O'Herlihy	Director
Christopher A. O'Herlihy
/s/ Donald R. Parfet	Director
Donald R. Parfet
/s/ Lisa A. Payne	Director
Lisa A. Payne
/s/ John C. Plant	Director
John C. Plant
/s/ Charles K. Stevens, III
Charles K. Stevens, III	Director
/s/ Reginald M. Turner, Jr.	Director
Reginald M. Turner, Jr.

MASCO CORPORATION

SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2018, 2017 and 2016

	(In Millions)
Column A	Column B	Column C			Column D		Column E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts		Deductions		Balance at End of Period
Allowances for doubtful accounts, deducted from accounts receivable in the balance sheet:
2018	$13	$6	$—		$(5)	(a)	$14
2017	$11	$5	$—		$(3)	(a)	$13
2016	$11	$4	$—		$(4)	(a)	$11
Valuation allowance on deferred tax assets:
2018	$47	$—	$—		$(4)	(b)	$43
2017	$45	$—	$2	(c)	$—		$47
2016	$49	$11	$—		$(15)	(d)	$45

(a)	Deductions, representing uncollectible accounts written off, less recoveries of accounts written off in prior years.

(b)	$3 million net reduction to valuation allowance recorded as an income tax benefit and $1 million reduction recorded primarily in other comprehensive income (loss).

(c)	$2 million adjustment to the valuation allowance was recorded primarily in other comprehensive income (loss).

(d)
Write off $13 million of deferred tax assets on certain state and local net operating loss carryforwards against the valuation allowance, as it was determined that there was only a remote likelihood that such carryforwards could be utilized; and, $2 million adjustment to the valuation allowance was recorded primarily in other comprehensive income (loss).