Form 10-Q
period 2019-03-31
MASCO CORP /DE/
filed 2019-04-25
CIK 62996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes   ☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at March 31, 2019
Common stock, par value $1.00 per share	293,548,874

MASCO CORPORATION

INDEX

MASCO CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

March 31, 2019 and December 31, 2018
(In Millions, Except Share Data)

	March 31, 2019	December 31, 2018
ASSETS
Current Assets:
Cash and cash investments	$316	$559
Receivables	1,321	1,153
Prepaid expenses and other	110	108
Inventories:
Finished goods	592	520
Raw material	319	325
Work in process	100	101
	1,011	946
Total current assets	2,758	2,766
Property and equipment, net	1,222	1,223
Operating lease right-of-use assets	225	—
Goodwill	889	898
Other intangible assets, net	392	406
Other assets	116	100
Total assets	$5,602	$5,393

LIABILITIES
Current Liabilities:
Accounts payable	$954	$926
Notes payable	295	8
Accrued liabilities	680	750
Total current liabilities	1,929	1,684
Long-term debt	2,771	2,971
Other liabilities	860	669
Total liabilities	5,560	5,324

Commitments and contingencies (Note O)

EQUITY
Masco Corporation's shareholders' equity:
Common shares, par value $1 per share Authorized shares: 1,400,000,000; Issued and outstanding: 2019 – 291,500,000; 2018 – 293,900,000	291	294
Preferred shares authorized: 1,000,000; Issued and outstanding: 2019 and 2018 – None	—	—
Paid-in capital	—	—
Retained deficit	(314)	(278)
Accumulated other comprehensive loss	(123)	(127)
Total Masco Corporation's shareholders' deficit	(146)	(111)
Noncontrolling interest	188	180
Total equity	42	69
Total liabilities and equity	$5,602	$5,393

See notes to condensed consolidated financial statements.

MASCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

For the Three Months Ended March 31, 2019 and 2018
(In Millions, Except Per Common Share Data)

	Three Months Ended March 31,
	2019	2018
Net sales	$1,908	$1,920
Cost of sales	1,309	1,301
Gross profit	599	619
Selling, general and administrative expenses	372	375
Impairment charges for goodwill and other intangible assets	16	—
Operating profit	211	244
Other income (expense), net:
Interest expense	(39)	(41)
Other, net	(4)	(3)
	(43)	(44)
Income before income taxes	168	200
Income tax expense	41	39
Net income	127	161
Less: Net income attributable to noncontrolling interest	11	12
Net income attributable to Masco Corporation	$116	$149

Income per common share attributable to Masco Corporation:
Basic:
Net income	$.39	$.48
Diluted:
Net income	$.39	$.47

See notes to condensed consolidated financial statements.

MASCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

For the Three Months Ended March 31, 2019 and 2018
(In Millions)

	Three Months Ended March 31,
	2019	2018
Net income	$127	$161
Less: Net income attributable to noncontrolling interest	11	12
Net income attributable to Masco Corporation	$116	$149
Other comprehensive income (loss), net of tax (Note K):
Cumulative translation adjustment	$(3)	$42
Pension and other post-retirement benefits	4	5
Other comprehensive income, net of tax	1	47
Less: Other comprehensive (loss) income attributable to noncontrolling interest	(3)	7
Other comprehensive income attributable to Masco Corporation	$4	$40
Total comprehensive income	$128	$208
Less: Total comprehensive income attributable to noncontrolling interest	8	19
Total comprehensive income attributable to Masco Corporation	$120	$189

See notes to condensed consolidated financial statements.

MASCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

For the Three Months Ended March 31, 2019 and 2018
(In Millions)

	Three Months Ended March 31,
	2019	2018
CASH FLOWS FROM (FOR) OPERATING ACTIVITIES:
Cash provided by operations	$183	$210
Increase in receivables	(181)	(216)
Increase in inventories	(65)	(87)
(Decrease) increase in accounts payable and accrued liabilities, net	(68)	38
Net cash for operating activities	(131)	(55)

CASH FLOWS FROM (FOR) FINANCING ACTIVITIES:
Purchase of Company common stock	(116)	(150)
Proceeds from revolving credit borrowings, net	87	—
Cash dividends paid	(35)	(33)
Proceeds from the exercise of stock options	9	—
Employee withholding taxes paid on stock-based compensation	(14)	(32)
Payment of debt	(1)	—
Credit Agreement and other financing costs	(2)	—
Net cash for financing activities	(72)	(215)

CASH FLOWS FROM (FOR) INVESTING ACTIVITIES:
Capital expenditures	(38)	(40)
Acquisition of business, net of cash acquired	—	(548)
Proceeds from disposition of:
Short-term bank deposits	—	13
Property and equipment	5	1
Other, net	(5)	—
Net cash for investing activities	(38)	(574)

Effect of exchange rate changes on cash and cash investments	(2)	20

CASH AND CASH INVESTMENTS:
Decrease for the period	(243)	(824)
At January 1	559	1,194
At March 31	$316	$370

See notes to condensed consolidated financial statements.

MASCO CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)

For the Three Months Ended March 31, 2019 and 2018
(In Millions, Except Per Common Share Data)

	Total	Common Shares ($1 par value)	Paid-In Capital	Retained (Deficit) Earnings	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interest
Balance, January 1, 2018	$183	$310	$—	$(298)	$(65)	$236
Reclassification of disproportionate tax effects (Refer to Note K)	—			59	(59)
Total comprehensive income	208			149	40	19
Shares issued	(13)	2	(7)	(8)
Shares retired:
Repurchased	(150)	(4)		(146)
Surrendered (non-cash)	(19)			(19)
Cash dividends declared	(33)			(33)
Stock-based compensation	7		7
Balance, March 31, 2018	$183	$308	$—	$(296)	$(84)	$255

Balance, January 1, 2019	$69	$294	$—	$(278)	$(127)	$180
Total comprehensive income	128			116	4	8
Shares issued	5	1	4
Shares retired:
Repurchased	(122)	(3)	(11)	(108)
Surrendered (non-cash)	(10)	(1)		(9)
Cash dividends declared	(35)			(35)
Stock-based compensation	7		7
Balance, March 31, 2019	$42	$291	$—	$(314)	$(123)	$188

See notes to condensed consolidated financial statements.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

A. ACCOUNTING POLICIES

In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments, of a normal recurring nature, necessary to fairly state our financial position at March 31, 2019, and our results of operations, comprehensive income (loss), cash flows and changes in shareholders' equity for the three-month periods ended March 31, 2019 and 2018. The condensed consolidated balance sheet at December 31, 2018 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

Leases. We determine if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use assets (“ROU assets”), accrued liabilities and other liabilities on our condensed consolidated balance sheet. Finance lease ROU assets are included in property and equipment, net, notes payable, and long-term debt on our condensed consolidated balance sheet.
ROU assets represent our right to use an underlying asset for the duration of the lease term while lease liabilities represent our obligation to make lease payments in exchange for the right to use an underlying asset. ROU assets and lease liabilities are measured based on the present value of fixed lease payments over the lease term at the commencement date. The ROU asset also includes any lease payments made prior to the commencement date and initial direct costs incurred, and is reduced by any lease incentives received. We review our ROU assets as events occur or circumstances change that would indicate the carrying amount of the ROU assets are not recoverable and exceed their fair values. If the carrying amount of the ROU asset is not recoverable from its undiscounted cash flows, then we would recognize an impairment loss for the difference between the carrying amount and the current fair value.
As most of our leases do not provide an implicit rate, we generally use our incremental borrowing rate on the commencement date of the lease as the discount rate in determining the present value of future lease payments. We determine the incremental borrowing rate for each lease by using the current yields of our uncollateralized, publicly traded debts with maturity periods similar to the respective lease term, adjusted to a collateralized basis based on third-party data. Our lease terms may include options to extend or terminate the lease when there are relevant economic incentives present that make it reasonably certain that we will exercise that option. We account for any non-lease components separately from lease components.
For operating leases, lease expense for future fixed lease payments is recognized on a straight-line basis over the lease term. For finance leases, lease expense for future fixed lease payments is recognized using the effective interest rate method over the lease term. Variable lease payments are recognized as lease expense in the period incurred. Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term.

Recently Adopted Accounting Pronouncements. In February 2016, the Financial Accounting Standards Board ("FASB") issued a new standard for leases, ASC 842, which changes the accounting model for identifying and accounting for leases. We adopted ASC 842 on January 1, 2019 using the optional transition method, which allows for initial application of the new standard beginning at the adoption date. We elected the package of practical expedients that allows us to forgo reassessing a) whether any existing contracts are or contain leases, b) the lease classification for any existing leases, and c) whether initial direct costs for any existing leases are capitalized. We also elected the practical expedient to use hindsight with respect to lease renewals, terminations, and purchase options when determining the lease term and in assessing impairment of the assets related to leases existing at the time of adoption. As a result of the standard, we recorded $236 million of operating lease ROU assets, $45 million of short-term operating lease liabilities, and $214 million of long-term operating lease liabilities on the date of adoption. Our accounting for finance leases remained unchanged. The standard did not impact our condensed consolidated statements of operations or statements of cash flows.

In August 2017, the FASB issued ASU 2017-12, "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities," which improves and simplifies accounting rules around hedge accounting and better portrays the economic results of an entity's risk management activities in its financial statements. We adopted ASU 2017-12 on January 1, 2019. The adoption of the standard did not impact our financial position or results of operations.

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
We adopted ASU 2018-07 on January 1, 2019. The adoption of the standard did not impact our financial position or results of operations.

Recently Issued Accounting Pronouncements.  In June 2016, the FASB issued ASU 2016-13, "Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments," which modifies the methodology for recognizing loss impairments on certain types of financial instruments, including receivables. The new methodology requires an entity to estimate the credit losses expected over the life of an exposure. Additionally, ASU 2016-13 amends the current available-for-sale security other-than-temporary impairment model for debt securities. ASU 2016-13 is effective for us for annual periods beginning January 1, 2020. We are currently evaluating the impact the adoption of this new standard will have on our financial position and results of operations.

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

B. ACQUISITIONS

On March 9, 2018, we acquired substantially all of the net assets of The L.D. Kichler Co. ("Kichler"), a leader in decorative residential and light commercial lighting products, ceiling fans and LED lighting systems. This business expands our product offerings to our customers. The results of this acquisition for the period from the acquisition date are included in the condensed consolidated financial statements and are reported in the Decorative Architectural Products segment. The purchase price, net of $2 million cash acquired, consisted of $549 million paid with cash on hand. Since the acquisition, we revised the allocation of the purchase price to identifiable assets and liabilities based on analysis of information as of the acquisition date that was made available in the year after acquisition.  The initial and final allocations of the fair value of the acquisition of Kichler is summarized in the following table, in millions.

	Initial	Final
Receivables	$101	$100
Inventories	173	166
Other current assets	5	5
Property and equipment	33	33
Goodwill	46	64
Other intangible assets	243	240
Accounts payable	(24)	(24)
Accrued liabilities	(25)	(30)
Other liabilities	(4)	(5)
Total	$548	$549

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

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

C. REVENUE

Our revenues are derived primarily from sales to customers in North America and Internationally, principally Europe. Net sales from these geographic markets, by segment, were as follows, in millions:

	Three Months Ended March 31, 2019
	Plumbing Products	Decorative Architectural Products	Cabinetry Products	Windows and Other Specialty Products	Total
Primary geographic markets:
North America	$598	$573	$237	$127	$1,535
International, principally Europe	342	—	—	31	373
Total	$940	$573	$237	$158	$1,908

	Three Months Ended March 31, 2018
	Plumbing Products	Decorative Architectural Products	Cabinetry Products	Windows and Other Specialty Products	Total
Primary geographic markets:
North America	$605	$545	$217	$149	$1,516
International, principally Europe	366	—	—	38	404
Total	$971	$545	$217	$187	$1,920

Our contract asset balance was $13 million and $14 million at March 31, 2019 and December 31, 2018, respectively. Our contract liability balance was $13 million and $41 million at March 31, 2019 and December 31, 2018, respectively.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

D. LEASES
We have operating and finance leases primarily for corporate offices, manufacturing facilities, warehouses, vehicles, and equipment. Our leases have remaining lease terms of 1 year to 14 years, some of which may include one or more renewal options with terms to extend the lease for up to an additional 20 years, and some of which may include options to terminate the leases prior to their expiration.
The components of lease cost were as follows, in millions:

Three Months Ended March 31, 2019
Operating lease cost	$16
Short-term lease cost	2
Variable lease cost	1
Finance lease cost:
Amortization of right-of-use assets	1
Interest on lease liabilities	—

Supplemental cash flow information related to leases was as follows, in millions:

Three Months Ended March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$15
Operating cash flows for finance leases	—
Financing cash flows for finance leases	1

ROU assets obtained in exchange for new lease obligations:
Operating leases	$2
Finance leases	—

Certain other information related to leases was as follows:

At March 31, 2019
Weighted-average remaining lease term:
Operating leases	9 years
Finance leases	10 years

Weighted-average discount rate:
Operating leases	4.5%
Finance leases	3.3%

Supplemental balance sheet information related to leases was as follows, in millions:

	At March 31, 2019
	Operating Leases	Finance Leases
Property and equipment, net	$—	$37
Notes payable	—	8
Accrued liabilities	45	—
Long-term debt	—	29
Other liabilities	205	—

Gross ROU assets under finance leases recorded within property and equipment, net were $48 million, and accumulated amortization associated with these leases was $11 million, at March 31, 2019.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

D. LEASES (Concluded)
At March 31, 2019, future maturities of lease liabilities (under ASC 842) were as follows, in millions:

	Operating Leases	Finance Leases
Year ending December 31,
2019 (excluding the three-months ended March 31, 2019)	$41	$8
2020	50	3
2021	43	3
2022	34	3
2023	23	4
Thereafter	122	23
Total lease payments	313	44
Less: imputed interest	(63)	(7)
Total	$250	$37

At December 31, 2018, future minimum operating lease payments (under ASC 840) were as follows, in millions: 2019 – $55 million; 2020 – $47 million; 2021 – $40 million; 2022 – $30 million; 2023 – $20 million; 2024 and beyond – $99 million.

E. DEPRECIATION AND AMORTIZATION

Depreciation and amortization expense was $40 million and $34 million for the three-month periods ended March 31, 2019 and 2018, respectively.

F. GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the three-month period ended March 31, 2019, by segment, were as follows, in millions:

	Gross Goodwill At March 31, 2019	Accumulated Impairment Losses	Net Goodwill At March 31, 2019
Plumbing Products	$566	$(340)	$226
Decorative Architectural Products	358	(75)	283
Cabinetry Products	181	—	181
Windows and Other Specialty Products	717	(518)	199
Total	$1,822	$(933)	$889

	Gross Goodwill At December 31, 2018	Accumulated Impairment Losses	Net Goodwill At December 31, 2018	Pre-Tax Impairment Charges	Other (A)	Net Goodwill At March 31, 2019
Plumbing Products	$568	$(340)	$228	$—	$(2)	$226
Decorative Architectural Products	358	(75)	283	—	—	283
Cabinetry Products	181	—	181	—	—	181
Windows and Other Specialty Products	717	(511)	206	(7)	—	199
Total	$1,824	$(926)	$898	$(7)	$(2)	$889

(A)    Other consists of the effect of foreign currency translation.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

F. GOODWILL AND OTHER INTANGIBLE ASSETS (Concluded)

In the first quarter of 2019 we recognized a $7 million non-cash goodwill impairment charge in our Windows and Other Specialty Products segment, related to a decline in the long-term outlook of our windows and doors business in the United Kingdom. We did not recognize a tax benefit as a result of this impairment.

The carrying value of our other indefinite-lived intangible assets was $190 million and $199 million at March 31, 2019 and December 31, 2018, respectively, and principally included registered trademarks. During the first quarter of 2019, we recognized a $9 million impairment charge related to a registered trademark in our Decorative Architectural Products segment due to a change in the long-term net sales projections of lighting products. The carrying value of our definite-lived intangible assets was $202 million (net of accumulated amortization of $35 million) and $207 million (net of accumulated amortization of $29 million) at March 31, 2019 and December 31, 2018, respectively, and principally included customer relationships.

G. WARRANTY LIABILITY

Changes in our warranty liability were as follows, in millions:

	Three Months Ended March 31, 2019	Twelve Months Ended December 31, 2018
Balance at January 1	$217	$205
Accruals for warranties issued during the period	19	78
Accruals related to pre-existing warranties	—	(1)
Settlements made (in cash or kind) during the period	(18)	(65)
Balance at end of period	$218	$217

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

H. DEBT

On March 13, 2019, we entered into a credit agreement (the “Credit Agreement”) with a bank group, with an aggregate commitment of $1.0 billion and a maturity date of March 13, 2024. Under the Credit Agreement, at our request and subject to certain conditions, we can increase the aggregate commitment up to an additional $500 million with the current bank group or new lenders. Upon entry into the Credit Agreement, our credit agreement dated March 28, 2013, as amended, with an aggregate commitment of $750 million, was terminated.

The Credit Agreement provides for an unsecured revolving credit facility available to us and one of our foreign subsidiaries, in U.S. dollars, European euros, British Pounds Sterling, Canadian dollars and certain other currencies for revolving credit loans, swingline loans and letters of credit. Borrowings under the revolving credit loans denominated in any agreed upon currency other than U.S. dollars are limited to $500 million, equivalent. We can also borrow swingline loans up to $100 million and obtain letters of credit of up to $25 million; outstanding letters of credit under the Credit Agreement reduce our borrowing capacity. At March 31, 2019, we had no outstanding standby letters of credit under the Credit Agreement.

Revolving credit loans bear interest under the Credit Agreement, at our option, at (A) a rate per annum equal to the greater of (i) the JPMorgan Chase Bank, N.A. prime rate, (ii) the Federal Reserve Bank of New York effective rate plus 0.50% and (iii) adjusted LIBO Rate plus 1.0% (the "Alternative Base Rate"); plus an applicable margin based upon our then-applicable corporate credit ratings; or (B) adjusted LIBO Rate plus an applicable margin based upon our then-applicable corporate credit ratings. The foreign currency revolving credit loans bear interest at a rate equal to adjusted LIBO Rate plus an applicable margin based upon our then-applicable corporate credit ratings.

The Credit Agreement contains financial covenants requiring us to maintain (A) a maximum net leverage ratio, as adjusted for certain items, of 4.0 to 1.0, and (B) a minimum interest coverage ratio, as adjusted for certain items, equal to or greater than 2.5 to 1.0.

In order for us to borrow under the Credit Agreement, there must not be any default in our covenants in the Credit Agreement (i.e., in addition to the two financial covenants, principally limitations on subsidiary debt, negative pledge restrictions, legal compliance requirements and maintenance of properties and insurance) and our representations and warranties in the Credit Agreement must be true in all material respects on the date of borrowing (i.e., principally no material adverse change or litigation likely to result in a material adverse change, since December 31, 2018, no material ERISA or environmental non-compliance, and no material tax deficiency). We were in compliance with all covenants and $87 million was borrowed and outstanding at March 31, 2019.

Fair Value of Debt. The fair value of our short-term and long-term fixed-rate debt instruments is based principally upon modeled market prices for the same or similar issues, which are Level 1 inputs. The aggregate estimated market value of our short-term and long-term debt at March 31, 2019 was approximately $3.2 billion, compared with the aggregate carrying value of $3.1 billion. The aggregate estimated market value was approximately $3.0 billion at December 31, 2018, which equaled the aggregate carrying value of short-term and long-term debt at that date.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

I. STOCK-BASED COMPENSATION

Our 2014 Long Term Stock Incentive Plan provides for the issuance of stock-based incentives in various forms to our employees and non-employee Directors. At March 31, 2019, outstanding stock-based incentives were in the form of long-term stock awards, stock options, restricted stock units, phantom stock awards and stock appreciation rights.

Pre-tax compensation expense for these stock-based incentives was as follows, in millions:

	Three Months Ended March 31,
	2019	2018
Long-term stock awards	$5	$5
Stock options	1	1
Restricted stock units	1	1
Phantom stock awards and stock appreciation rights	1	—
Total	$8	$7

Long-Term Stock Awards. Long-term stock awards are granted to our key employees and non-employee Directors and do not cause net share dilution inasmuch as we continue the practice of repurchasing and retiring an equal number of shares in the open market. We granted 580,090 shares of long-term stock awards in the three-month period ended March 31, 2019.

Our long-term stock award activity was as follows, shares in millions:

	Three Months Ended March 31,
	2019	2018
Unvested stock award shares at January 1	2	3
Weighted average grant date fair value	$30	$24

Stock award shares granted	1	1
Weighted average grant date fair value	$36	$42

Stock award shares vested	1	1
Weighted average grant date fair value	$24	$21

Stock award shares forfeited	—	—
Weighted average grant date fair value	$29	$30

Unvested stock award shares at March 31	2	3
Weighted average grant date fair value	$34	$30

At March 31, 2019 and 2018, there was $61 million and $64 million, respectively, of total unrecognized compensation expense related to unvested stock awards; such awards had a weighted average remaining vesting period of four years at both March 31, 2019 and 2018.

The total market value (at the vesting date) of stock award shares which vested during the three-month periods ended March 31, 2019 and 2018 was $29 million and $52 million, respectively.

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

We granted 561,280 shares of stock options in the three-month period ended March 31, 2019 with a grant date weighted average exercise price of approximately $36 per share. In the three-month period ended March 31, 2019, no stock options were forfeited (including options that expired unexercised).

Our stock option activity was as follows, shares in millions:

	Three Months Ended March 31,
	2019	2018
Option shares outstanding, January 1	4	5
Weighted average exercise price	$21	$16

Option shares granted	1	—
Weighted average exercise price	$36	$42

Option shares exercised	1	—
Aggregate intrinsic value on date of exercise (A)	$13 million	$33 million
Weighted average exercise price	$11	$11

Option shares forfeited	—	—
Weighted average exercise price	$—	$—

Option shares outstanding, March 31	4	5
Weighted average exercise price	$25	$19
Weighted average remaining option term (in years)	6	5

Option shares vested and expected to vest, March 31	4	5
Weighted average exercise price	$25	$19
Aggregate intrinsic value (A)	$57 million	$98 million
Weighted average remaining option term (in years)	6	5

Option shares exercisable (vested), March 31	2	3
Weighted average exercise price	$19	$15
Aggregate intrinsic value (A)	$50 million	$88 million
Weighted average remaining option term (in years)	4	4

(A)	Aggregate intrinsic value is calculated using our stock price at each respective date, less the exercise price (grant date price), multiplied by the number of shares.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

I. STOCK-BASED COMPENSATION (Concluded)

At March 31, 2019 and 2018, there was $12 million and $11 million, respectively, of unrecognized compensation expense (using the Black-Scholes option pricing model at the grant date) related to unvested stock options; such options had a weighted average remaining vesting period of four years and three years at March 31, 2019 and 2018, respectively.

The weighted average grant date fair value of option shares granted and the assumptions used to estimate those values using a Black-Scholes option pricing model were as follows:

	Three Months Ended March 31,
	2019	2018
Weighted average grant date fair value	$8.81	$12.52
Risk-free interest rate	2.57%	2.71%
Dividend yield	1.35%	1.00%
Volatility factor	25.00%	29.00%
Expected option life	6 years	6 years

Restricted Stock Units. Under our Long Term Incentive Program, we grant restricted stock units to certain senior executives. These restricted stock units will vest and share awards will be issued at no cost to the employees, subject to our achievement of specified return on invested capital performance goals over a three-year period that have been established by our Organization and Compensation Committee of the Board of Directors for the performance period and the recipient's continued employment through the share award date. We granted 124,450 restricted stock units in the three-month period ended March 31, 2019, with a grant date fair value of approximately $39 per share, and 113,260 restricted stock units in the three-month period ended March 31, 2018, with a grant date fair value of approximately $42 per share. No restricted stock units were forfeited in either period.

J. EMPLOYEE RETIREMENT PLANS

Net periodic pension cost for our defined-benefit pension plans, with the exception of service cost, is recorded in other income (expense), net, in our condensed consolidated statement of operations. Net periodic pension cost for our defined-benefit pension plans was as follows, in millions:

	Three Months Ended March 31,
	2019		2018
	Qualified	Non-Qualified	Qualified	Non-Qualified
Service cost	$1	$—	$1	$—
Interest cost	10	1	10	1
Expected return on plan assets	(11)	—	(12)	—
Amortization of net loss	4	1	4	1
Net periodic pension cost	$4	$2	$3	$2

As of January 1, 2010, substantially all of our domestic and foreign qualified and domestic non-qualified defined-benefit pension plans were frozen to future benefit accruals.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

K. RECLASSIFICATIONS FROM ACCUMULATED OTHER COMPREHENSIVE LOSS

The reclassifications from accumulated other comprehensive loss to the condensed consolidated statements of operations were as follows, in millions:

	Amounts Reclassified
Accumulated Other Comprehensive Loss	Three Months Ended March 31,		Statement of Operations Line Item
	2019	2018
Amortization of defined-benefit pension and other post-retirement benefits:
Actuarial losses, net	$5	$5	Other income (expense), net
Tax (benefit)	(1)	—
Net of tax	$4	$5

In addition to the above amounts, as of March 31, 2018, we adopted ASU 2018-02, "Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income". As a result of the adoption, we reclassified $59 million of the disproportionate tax benefit relating to various defined-benefit plans from accumulated other comprehensive loss to retained deficit.

L. SEGMENT INFORMATION

Information by segment and geographic area was as follows, in millions:

	Three Months Ended March 31,
	2019	2018	2019	2018
	Net Sales(A)		Operating Profit (Loss)
Operations by segment:
Plumbing Products	$940	$971	$153	$163
Decorative Architectural Products	573	545	73	89
Cabinetry Products	237	217	20	6
Windows and Other Specialty Products	158	187	(11)	4
Total	$1,908	$1,920	$235	$262
Operations by geographic area:
North America	$1,535	$1,516	$202	$218
International, principally Europe	373	404	33	44
Total	$1,908	$1,920	235	262
General corporate expense, net			(24)	(18)
Operating profit			211	244
Other income (expense), net			(43)	(44)
Income before income taxes			$168	$200

(A)	Inter-segment sales were not material.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

M. OTHER INCOME (EXPENSE), NET

Other, net, which is included in other income (expense), net, was as follows, in millions:

	Three Months Ended March 31,
	2019	2018
Income from cash and cash investments and short-term bank deposits	$1	$2
Foreign currency transaction losses	—	(1)
Net periodic pension and post-retirement benefit cost	(5)	(4)
Total other, net	$(4)	$(3)

N. INCOME PER COMMON SHARE

Reconciliations of the numerators and denominators used in the computations of basic and diluted income per common share were as follows, in millions:

	Three Months Ended March 31,
	2019	2018
Numerator (basic and diluted):
Net income	$116	$149
Less: Allocation to unvested restricted stock awards	1	1
Net income available to common shareholders	$115	$148

Denominator:
Basic common shares (based upon weighted average)	293	310
Add: Stock option dilution	1	3
Diluted common shares	294	313

For the three-month periods ended March 31, 2019 and 2018, we allocated dividends and undistributed earnings to the unvested restricted stock awards.

Additionally, 1.1 million and 431,000 common shares for the three-month periods ended March 31, 2019 and 2018, respectively, related to stock options and 20,000 common shares related to restricted stock units for the three-month period ended March 31, 2019 were excluded from the computation of diluted income per common share due to their antidilutive effect.

In May 2017, our Board of Directors authorized the repurchase, for retirement, of up to $1.5 billion of shares of our common stock in open-market transactions or otherwise. In the first three months of 2019, we repurchased and retired 3.5 million shares of our common stock (including 0.6 million shares to offset the dilutive impact of long-term stock awards granted in the first three months of the year), for approximately $122 million, of which $116 million was paid in cash in the first three months of 2019. At March 31, 2019, we had $513 million remaining under the 2017 authorization.

On the basis of amounts paid (declared), cash dividends per common share were $0.120 ($0.120) and $0.105 ($0.105) for the three-month periods ended March 31, 2019 and 2018, respectively.

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

P. INCOME TAXES

Our effective tax rate was 24 percent and 20 percent for the three-month periods ended March 31, 2019 and 2018, respectively. The increase in the tax rate was primarily due to an additional $10 million income tax benefit on stock-based compensation in the first quarter of 2018.

MASCO CORPORATION
Item 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FIRST QUARTER 2019 VERSUS FIRST QUARTER 2018

SALES AND OPERATIONS

The following table sets forth our net sales and operating profit (loss) by business segment and geographic area, dollars in millions:

	Three Months Ended March 31,		Percent Change
	2019	2018	2019	vs.	2018
Net Sales:
Plumbing Products	$940	$971	(3)%
Decorative Architectural Products	573	545	5%
Cabinetry Products	237	217	9%
Windows and Other Specialty Products	158	187	(16)%
Total	$1,908	$1,920	(1)%

North America	$1,535	$1,516	1%
International, principally Europe	373	404	(8)%
Total	$1,908	$1,920	(1)%

	Three Months Ended March 31,
	2019	2018
Operating Profit (Loss): (A)
Plumbing Products	$153	$163
Decorative Architectural Products	73	89
Cabinetry Products	20	6
Windows and Other Specialty Products	(11)	4
Total	$235	$262

North America	$202	$218
International, principally Europe	33	44
Total	235	262
General corporate expense, net	(24)	(18)
Operating profit	$211	$244

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

The following discussion of consolidated results of operations and segment and geographic results refers to the three-month period ended March 31, 2019 compared to the same period of 2018.

NET SALES

Net sales decreased one percent for the three-month period ended March 31, 2019. Excluding acquisitions and the effect of currency translation, net sales decreased two percent. The following table reconciles reported net sales to net sales, excluding acquisitions and the effect of currency translation, in millions:

	Three Months Ended March 31,
	2019	2018
Net sales, as reported	$1,908	$1,920
Acquisitions	(65)	—
Net sales, excluding acquisitions	1,843	1,920
Currency translation	33	—
Net sales, excluding acquisitions and the effect of currency translation	$1,876	$1,920

North American net sales increased one percent for the three-month period ended March 31, 2019, due primarily to the acquisition of Kichler in March 2018, which increased sales by four percent. Net selling price increases of plumbing products and paints and other coating products, in aggregate, increased sales by two percent, and higher sales volume of cabinets also increased sales by two percent. Such increases were partially offset by lower sales volume of paints and other coating products, windows and plumbing products, which, in aggregate, decreased sales by six percent.

International net sales decreased eight percent for the three-month period ended March 31, 2019. In local currencies (including sales in currencies outside their respective functional currencies), net sales decreased one percent. Lower sales volume of windows decreased sales by two percent and unfavorable sales mix of plumbing products decreased sales by one percent. Such decreases were partially offset by net selling price increases of plumbing products, which increased sales by two percent.

Net sales in the Plumbing Products segment decreased three percent for the three-month period ended March 31, 2019. Foreign currency translation decreased sales by three percent, lower sales volume of North American operations decreased sales by two percent, and unfavorable sales mix of International and North American operations decreased sales by one percent. Such decreases were partially offset by net selling price increases of North American and International operations, which increased sales by two percent.

Net sales in the Decorative Architectural Products segment increased five percent for the three-month period ended March 31, 2019 due primarily to the acquisition of Kichler, which increased sales by 12 percent. Net sales also increased due to net selling price increases of paints and other coating products. Such increases were partially offset by lower sales volume of paints and other coating products.

Net sales in the Cabinetry Products segment increased nine percent for the three-month period ended March 31, 2019 due to higher sales volume (in both repair and remodel and new home construction markets), which increased sales by 11 percent, and net selling price increases, which increased sales by three percent. Such increases were partially offset by unfavorable sales mix, which decreased sales by five percent.

Net sales in the Windows and Other Specialty Products segment decreased 16 percent for the three-month period ended March 31, 2019 due primarily to decreased sales volume of both North American and International windows which, in aggregate, decreased sales by 17 percent. Foreign currency translation also decreased sales by one percent. Such decreases were partially offset by net selling price increases of North American and International windows which, in aggregate, increased sales by three percent.

OPERATING PROFIT

Our gross profit margin was 31.4 percent for the three-month period ended March 31, 2019 compared with 32.2 percent for the comparable period of 2018. Gross profit margin was negatively affected by decreased sales volume, an increase in commodity costs (including tariffs) and the impact of our acquisition of Kichler. These negative impacts were partially offset by increased net selling prices and the benefits associated with cost savings initiatives.

Selling, general and administrative expenses, as a percentage of sales, was 19.5 percent for both the three-month periods ended March 31, 2019 and 2018.

Operating profit in the Plumbing Products segment for the three-month period ended March 31, 2019 was negatively impacted by an increase in other expenses (such as trade show costs), an increase in commodity costs, lower sales volume and related inefficiencies, and unfavorable sales mix. These negative impacts were partially offset by increased net selling prices and the benefits associated with cost savings initiatives.

Operating profit in the Decorative Architectural Products segment for the three-month period ended March 31, 2019 was negatively impacted by lower sales volume of paints and other coating products, an increase in commodity costs of paints and other coating products, a non-cash impairment charge related to an other indefinite-lived intangible asset for a trademark associated with lighting products, and increased depreciation and amortization expense. These negative impacts were partially offset by increased net selling prices of paints and other coating products and a decrease in other expenses (such as legal costs).

Operating profit in the Cabinetry Products segment for the three-month period ended March 31, 2019 was positively impacted by a decrease in program launch and display expenses, increased net selling prices, and increased sales volume. These positive impacts were partially offset by unfavorable sales mix, and an increase in commodity costs.

Operating loss in the Windows and Other Specialty Products segment for the three-month period ended March 31, 2019 was negatively impacted by lower sales volume and related inefficiencies, and a non-cash impairment charge related to goodwill. These negative impacts were partially offset by increased net selling prices.

OTHER INCOME (EXPENSE), NET

Interest expense for the three-month period ended March 31, 2019 was $39 million compared to $41 million for the three-month period ended March 31, 2018. Interest expense decreased primarily due to the repayment of all of our $114 million, 6.625% Notes in the second quarter of 2018.

Other, net, included net periodic pension and post-retirement benefit cost of $5 million and $4 million for the three-month periods ended March 31, 2019 and 2018, respectively.

NET INCOME AND INCOME PER COMMON SHARE — ATTRIBUTABLE TO MASCO CORPORATION

Net income for the three-month period ended March 31, 2019 was $116 million, compared to $149 million for the comparable period of 2018. Diluted income per common share for the three-month period ended March 31, 2019 was $.39 per common share, compared with $.47 per common share for the comparable period of 2018.

Our effective tax rate of 24 percent and 20 percent for the three-month periods ended March 31, 2019 and 2018, respectively, was lower than our normalized tax rate of 25 percent, due primarily to an additional $4 million and $13 million income tax benefit on stock-based compensation in the first quarter of 2019 and 2018, respectively.

OTHER FINANCIAL INFORMATION

Our current ratio was 1.4 to 1 and 1.6 to 1 at March 31, 2019 and December 31, 2018, respectively. The decrease in our current ratio is due primarily to the reclassification of our $201 million, 7.125% Notes due March 15, 2020 to short-term notes payable, as well as the adoption of ASC 842, which added $45 million of short-term operating lease liabilities to our balance sheet.

For the three-month period ended March 31, 2019, net cash used for operating activities was $131 million. First quarter 2019 cash for operations was affected by an expected and annually recurring seasonal first quarter increase in accounts receivable and inventories compared with fourth quarter 2018.

For the three-month period ended March 31, 2019, net cash used for financing activities was $72 million, primarily due to $116 million for the repurchase and retirement of our common stock (including 0.6 million shares repurchased to offset the dilutive impact of long-term stock awards granted in 2019), $35 million for the payment of cash dividends, and $14 million for employee withholding taxes paid on stock-based compensation, partially offset by $87 million in net proceeds from revolving credit loan borrowings.

For the three-month period ended March 31, 2019, net cash used for investing activities was $38 million, primarily for capital expenditures.

Our cash and cash investments were $316 million and $559 million at March 31, 2019 and December 31, 2018, respectively. Our cash and cash investments consist of overnight interest bearing money market demand accounts, time deposit accounts, and money market mutual funds containing government securities and treasury obligations.

Of the $316 million and $559 million of cash and cash investments held at March 31, 2019 and December 31, 2018, $245 million and $270 million, respectively, was held in our foreign subsidiaries. If these funds were needed for our operations in the U.S., their repatriation into the U.S. would not result in significant additional U.S. income tax or foreign withholding tax, as we have recorded such taxes on substantially all undistributed foreign earnings, except for those that are legally restricted.

On March 13, 2019, we entered into a credit agreement (the "Credit Agreement") with a bank group, with an aggregate commitment of $1.0 billion and a maturity date of March 13, 2024. Under the Credit Agreement, at our request and subject to certain conditions, we can increase the aggregate commitment up to an additional $500 million with the current bank group or new lenders. Upon entry into the Credit Agreement, our credit agreement dated March 28, 2013, as amended, with an aggregate commitment of $750 million, was terminated. See Note H to the condensed consolidated financial statements.

The Credit Agreement contains financial covenants requiring us to maintain (A) a maximum net leverage ratio, as adjusted for certain items, of 4.0 to 1.0, and (B) a minimum interest coverage ratio, as adjusted for certain items, equal to or greater than 2.5 to 1.0.  We were in compliance with all covenants and $87 million was borrowed and outstanding under our Credit Agreement at March 31, 2019.

We believe that our present cash balance, cash flows from operations, and the ability to utilize our Credit Agreement are sufficient to fund our near-term working capital and other investment needs. We believe that our longer-term working capital and other general corporate requirements will be satisfied through cash flows from operations and, to the extent necessary, from bank borrowings and future financial market activities.

OUTLOOK FOR THE COMPANY

We continue to successfully execute our long-term growth strategies by leveraging our strong brand portfolio, industry-leading positions and Masco Operating System, our methodology to drive growth and productivity. Although we experienced a challenging start to 2019, we remain confident in the fundamentals of our business and will continue to execute on our strategies to create shareholder value. We believe that our strong financial position and cash flow generation, together with our current strategy of investing in our industry-leading branded building products, our continued focus on innovation and our commitment to operational excellence, the active management of our portfolio and disciplined capital allocation, will allow us to drive long-term growth and create value for our shareholders. Additionally, we expect to reach a decision on our review of strategic alternatives for our Cabinetry and Windows businesses by the end of June 2019.

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

MASCO CORPORATION
Item 4.
CONTROLS AND PROCEDURES

a.     Evaluation of Disclosure Controls and Procedures.

The Company’s principal executive officer and principal financial officer have concluded, based on an evaluation of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15 that, as of March 31, 2019, the Company's disclosure controls and procedures were effective.

b.     Changes in Internal Control over Financial Reporting.

In connection with the evaluation of the Company's internal control over financial reporting that occurred during the quarter ended March 31, 2019, which is required under the Securities Exchange Act of 1934 by paragraph (d) of Exchange Rules 13a-15 or 15d-15 (as defined in paragraph (f) of Rule 13a-15), management determined that there was no change that materially affected or is reasonably likely to materially affect internal control over financial reporting.

MASCO CORPORATION

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

Information regarding legal proceedings involving us is set forth in Note O to our condensed consolidated financial statements included in Part I, Item 1 of this Report and is incorporated herein by reference.

Item 1A. Risk Factors

There have been no material changes to the risk factors of the Company set forth in Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding the repurchase of our common stock for the three-month period ended March 31, 2019 under the 2017 share repurchase authorization:

Period	Total Number Of Shares Purchased	Average Price Paid Per Common Share	Total Number Of Shares Purchased As Part Of Publicly Announced Plans or Programs	Maximum Value Of Shares That May Yet Be Purchased Under The Plans Or Programs
1/1/19-1/31/19	1,542,900	$31.25	1,542,900	$587,383,083
2/1/19-2/28/19	62,864	$33.15	62,864	$585,298,878
3/1/19-3/31/19	1,844,305	$39.13	1,844,305	$513,123,968
Total for the period	3,450,069	$35.50	3,450,069	$513,123,968

MASCO CORPORATION

PART II.  OTHER INFORMATION, Continued

Item 6. Exhibits

10	–
Credit Agreement dated as of March 13, 2019 among Masco Corporation and Masco Europe S.à r.l., as borrowers, the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Citibank, N.A. and PNC Bank, National Association, as Co-Syndication Agents, and Deutsche Bank Securities Inc., Royal Bank of Canada, SunTrust Bank, Bank of America, N.A., Fifth Third Bank and Wells Fargo Bank, National Association, as Co-Documentation Agents. Incorporated by reference to Exhibit 10 to Masco Corporation’s Current Report on Form 8-K dated March 13, 2019 and filed on March 19, 2019.

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

April 25, 2019