Form 10-Q
period 2019-06-30
MASCO CORP /DE/
filed 2019-07-25
CIK 62996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
or
☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________

Commission file number: 1-5794
Masco Corporation
(Exact name of Registrant as Specified in its Charter)

Delaware	38-1794485
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

17450 College Parkway,	Livonia,	Michigan	48152
(Address of Principal Executive Offices)			(Zip Code)
(313) 274-7400
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $1.00 par value	MAS	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes   ☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at June 30, 2019
Common stock, par value $1.00 per share	289,456,006

MASCO CORPORATION

INDEX

MASCO CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

June 30, 2019 and December 31, 2018
(In Millions, Except Share Data)

	June 30, 2019	December 31, 2018
ASSETS
Current Assets:
Cash and cash investments	$325	$559
Receivables	1,423	1,153
Prepaid expenses and other	120	108
Inventories:
Finished goods	572	520
Raw material	298	325
Work in process	105	101
	975	946
Total current assets	2,843	2,766
Property and equipment, net	1,212	1,223
Operating lease right-of-use assets	228	—
Goodwill	891	898
Other intangible assets, net	387	406
Other assets	92	100
Total assets	$5,653	$5,393

LIABILITIES
Current Liabilities:
Accounts payable	$1,023	$926
Notes payable	231	8
Accrued liabilities	699	750
Total current liabilities	1,953	1,684
Long-term debt	2,771	2,971
Other liabilities	858	669
Total liabilities	5,582	5,324

Commitments and contingencies (Note O)

EQUITY
Masco Corporation's shareholders' equity:
Common shares, par value $1 per share Authorized shares: 1,400,000,000; Issued and outstanding: 2019 – 287,400,000; 2018 – 293,900,000	287	294
Preferred shares authorized: 1,000,000; Issued and outstanding: 2019 and 2018 – None	—	—
Paid-in capital	—	—
Retained deficit	(261)	(278)
Accumulated other comprehensive loss	(117)	(127)
Total Masco Corporation's shareholders' deficit	(91)	(111)
Noncontrolling interest	162	180
Total equity	71	69
Total liabilities and equity	$5,653	$5,393

See notes to condensed consolidated financial statements.

MASCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

For the Three and Six Months Ended June 30, 2019 and 2018
(In Millions, Except Per Common Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net sales	$2,275	$2,297	$4,183	$4,217
Cost of sales	1,493	1,547	2,802	2,848
Gross profit	782	750	1,381	1,369
Selling, general and administrative expenses	390	392	762	767
Impairment charges for goodwill and other intangible assets	—	—	16	—
Operating profit	392	358	603	602
Other income (expense), net:
Interest expense	(41)	(38)	(80)	(79)
Other, net	(4)	(8)	(8)	(11)
	(45)	(46)	(88)	(90)
Income before income taxes	347	312	515	512
Income tax expense	95	88	136	127
Net income	252	224	379	385
Less: Net income attributable to noncontrolling interest	12	13	23	25
Net income attributable to Masco Corporation	$240	$211	$356	$360

Income per common share attributable to Masco Corporation:
Basic:
Net income	$.82	$.69	$1.22	$1.16
Diluted:
Net income	$.82	$.68	$1.21	$1.15

See notes to condensed consolidated financial statements.

MASCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

For the Three and Six Months Ended June 30, 2019 and 2018
(In Millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$252	$224	$379	$385
Less: Net income attributable to noncontrolling interest	12	13	23	25
Net income attributable to Masco Corporation	$240	$211	$356	$360
Other comprehensive income (loss), net of tax (Note K):
Cumulative translation adjustment	$5	$(57)	$2	$(15)
Interest rate swaps	1	1	1	1
Pension and other post-retirement benefits	4	3	8	8
Other comprehensive income (loss), net of tax	10	(53)	11	(6)
Less: Other comprehensive income (loss) attributable to noncontrolling interest	4	(19)	1	(12)
Other comprehensive income (loss) attributable to Masco Corporation	$6	$(34)	$10	$6
Total comprehensive income	$262	$171	$390	$379
Less: Total comprehensive income (loss) attributable to noncontrolling interest	16	(6)	24	13
Total comprehensive income attributable to Masco Corporation	$246	$177	$366	$366

See notes to condensed consolidated financial statements.

MASCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

For the Six Months Ended June 30, 2019 and 2018
(In Millions)

	Six Months Ended June 30,
	2019	2018
CASH FLOWS FROM (FOR) OPERATING ACTIVITIES:
Cash provided by operations	$510	$499
Increase in receivables	(285)	(322)
Increase in inventories	(28)	(72)
Increase in accounts payable and accrued liabilities, net	16	188
Net cash from operating activities	213	293

CASH FLOWS FROM (FOR) FINANCING ACTIVITIES:
Retirement of notes	—	(114)
Purchase of Company common stock	(289)	(265)
Cash dividends paid	(70)	(65)
Dividends paid to noncontrolling interest	(42)	(89)
Proceeds from the exercise of stock options	13	—
Employee withholding taxes paid on stock-based compensation	(16)	(33)
Increase (decrease) in debt, net	20	(1)
Credit Agreement and other financing costs	(2)	—
Net cash for financing activities	(386)	(567)

CASH FLOWS FROM (FOR) INVESTING ACTIVITIES:
Capital expenditures	(71)	(103)
Acquisition of business, net of cash acquired	—	(548)
Proceeds from disposition of:
Short-term bank deposits	—	108
Other financial investments	1	3
Property and equipment	15	1
Other, net	(8)	(5)
Net cash for investing activities	(63)	(544)

Effect of exchange rate changes on cash and cash investments	2	8

CASH AND CASH INVESTMENTS:
Decrease for the period	(234)	(810)
At January 1	559	1,194
At June 30	$325	$384

See notes to condensed consolidated financial statements.

MASCO CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)

For the Three and Six Months Ended June 30, 2019 and 2018
(In Millions, Except Per Common Share Data)

	Total	Common Shares ($1 par value)	Paid-In Capital	Retained (Deficit) Earnings	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interest
Balance, January 1, 2018	$183	$310	$—	$(298)	$(65)	$236
Reclassification of disproportionate tax effects (Refer to Note K)	—			59	(59)
Total comprehensive income	208			149	40	19
Shares issued	(13)	2	(7)	(8)
Shares retired:
Repurchased	(150)	(4)		(146)
Surrendered (non-cash)	(19)			(19)
Cash dividends declared	(33)			(33)
Stock-based compensation	7		7
Balance, March 31, 2018	$183	$308	$—	$(296)	$(84)	$255
Total comprehensive income (loss)	171			211	(34)	(6)
Shares issued	(1)		(1)
Shares retired:
Repurchased	(115)	(3)	(8)	(104)
Cash dividends declared	(32)			(32)
Dividends paid to noncontrolling interest	(89)					(89)
Stock-based compensation	9		9
Balance, June 30, 2018	$126	$305	$—	$(221)	$(118)	$160

MASCO CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited) (Concluded)

For the Three and Six Months Ended June 30, 2019 and 2018
(In Millions, Except Per Common Share Data)

	Total	Common Shares ($1 par value)	Paid-In Capital	Retained (Deficit) Earnings	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interest
Balance, January 1, 2019	$69	$294	$—	$(278)	$(127)	$180
Total comprehensive income	128			116	4	8
Shares issued	5	1	4
Shares retired:
Repurchased	(122)	(3)	(11)	(108)
Surrendered (non-cash)	(10)	(1)		(9)
Cash dividends declared	(35)			(35)
Stock-based compensation	7		7
Balance, March 31, 2019	$42	$291	$—	$(314)	$(123)	$188
Total comprehensive income	262			240	6	16
Shares issued	2	1	1
Shares retired:
Repurchased	(167)	(5)	(10)	(152)
Cash dividends declared	(35)			(35)
Dividends paid to noncontrolling interest	(42)					(42)
Stock-based compensation	9		9
Balance, June 30, 2019	$71	$287	$—	$(261)	$(117)	$162

See notes to condensed consolidated financial statements.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

A. ACCOUNTING POLICIES

In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments, of a normal recurring nature, necessary to fairly state our financial position at June 30, 2019, our results of operations and comprehensive income (loss) for the three-month and six-month periods ended June 30, 2019 and 2018, cash flows for the six-month period ended June 30, 2019 and changes in shareholders' equity for the three-month and six-month periods ended June 30, 2019 and 2018. The condensed consolidated balance sheet at December 31, 2018 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

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

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

C. REVENUE

Our revenues are derived primarily from sales to customers in North America and Internationally, principally Europe. Net sales from these geographic markets, by segment, were as follows, in millions:

	Three Months Ended June 30, 2019
	Plumbing Products	Decorative Architectural Products	Cabinetry Products	Windows and Other Specialty Products	Total
Primary geographic markets:
North America	$661	$827	$251	$152	$1,891
International, principally Europe	351	—	—	33	384
Total	$1,012	$827	$251	$185	$2,275

	Six Months Ended June 30, 2019
	Plumbing Products	Decorative Architectural Products	Cabinetry Products	Windows and Other Specialty Products	Total
Primary geographic markets:
North America	$1,259	$1,400	$488	$279	$3,426
International, principally Europe	693	—	—	64	757
Total	$1,952	$1,400	$488	$343	$4,183

	Three Months Ended June 30, 2018
	Plumbing Products	Decorative Architectural Products	Cabinetry Products	Windows and Other Specialty Products	Total
Primary geographic markets:
North America	$647	$806	$268	$151	$1,872
International, principally Europe	385	—	—	40	425
Total	$1,032	$806	$268	$191	$2,297

	Six Months Ended June 30, 2018
	Plumbing Products	Decorative Architectural Products	Cabinetry Products	Windows and Other Specialty Products	Total
Primary geographic markets:
North America	$1,252	$1,351	$485	$300	$3,388
International, principally Europe	751	—	—	78	829
Total	$2,003	$1,351	$485	$378	$4,217

Our contract asset balance was $14 million at both June 30, 2019 and December 31, 2018. Our contract liability balance was $14 million and $41 million at June 30, 2019 and December 31, 2018, respectively.

We (reversed) recognized $(1) million and $3 million of revenue for the three-month periods ended June 30, 2019 and 2018, respectively, related to performance obligations settled in previous quarters of the same year. We recognized $1 million of revenue for both the three-month and six-month periods ended June 30, 2019 and $3 million of revenue for both the three-month and six-month periods ended June 30, 2018 related to performance obligations settled in previous years.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

D. LEASES
We have operating and finance leases primarily for corporate offices, manufacturing facilities, warehouses, vehicles, and equipment. Our leases have remaining lease terms up to 14 years, some of which may include one or more renewal options with terms to extend the lease for up to an additional 20 years, and some of which may include options to terminate the leases prior to their expiration.
The components of lease cost were as follows, in millions:

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Operating lease cost	$15	$31
Short-term lease cost	2	4
Variable lease cost	1	2
Finance lease cost:
Amortization of right-of-use assets	—	1
Interest on lease liabilities	1	1

Supplemental cash flow information related to leases was as follows, in millions:

Six Months Ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$29
Operating cash flows for finance leases	1
Financing cash flows for finance leases	1

ROU assets obtained in exchange for new lease obligations:
Operating leases	$17
Finance leases	—

Certain other information related to leases was as follows:

At June 30, 2019
Weighted-average remaining lease term:
Operating leases	9 years
Finance leases	10 years

Weighted-average discount rate:
Operating leases	4.5%
Finance leases	3.4%

Supplemental balance sheet information related to leases was as follows, in millions:

	At June 30, 2019
	Operating Leases	Finance Leases
Property and equipment, net	$—	$36
Notes payable	—	7
Accrued liabilities	46	—
Long-term debt	—	29
Other liabilities	206	—

Gross ROU assets under finance leases recorded within property and equipment, net were $47 million, and accumulated amortization associated with these leases was $11 million, at June 30, 2019.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

D. LEASES (Concluded)
At June 30, 2019, future maturities of lease liabilities (under ASC 842) were as follows, in millions:

	Operating Leases	Finance Leases
Year ending December 31,
2019 (excluding the six months ended June 30, 2019)	$28	$7
2020	53	3
2021	45	3
2022	36	3
2023	25	4
Thereafter	127	23
Total lease payments	314	43
Less: imputed interest	(62)	(7)
Total	$252	$36

At December 31, 2018, future minimum operating lease payments (under ASC 840) were as follows, in millions: 2019 – $55 million; 2020 – $47 million; 2021 – $40 million; 2022 – $30 million; 2023 – $20 million; 2024 and beyond – $99 million.

E. DEPRECIATION AND AMORTIZATION

Depreciation and amortization expense was $82 million and $74 million for the six-month periods ended June 30, 2019 and 2018, respectively.

F. GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the six-month period ended June 30, 2019, by segment, were as follows, in millions:

	Gross Goodwill At June 30, 2019	Accumulated Impairment Losses	Net Goodwill At June 30, 2019
Plumbing Products	$568	$(340)	$228
Decorative Architectural Products	358	(75)	283
Cabinetry Products	181	—	181
Windows and Other Specialty Products	717	(518)	199
Total	$1,824	$(933)	$891

	Gross Goodwill At December 31, 2018	Accumulated Impairment Losses	Net Goodwill At December 31, 2018	Pre-Tax Impairment Charges	Net Goodwill At June 30, 2019
Plumbing Products	$568	$(340)	$228	$—	$228
Decorative Architectural Products	358	(75)	283	—	283
Cabinetry Products	181	—	181	—	181
Windows and Other Specialty Products	717	(511)	206	(7)	199
Total	$1,824	$(926)	$898	$(7)	$891

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

The carrying value of our other indefinite-lived intangible assets was $190 million and $199 million at June 30, 2019 and December 31, 2018, respectively, and principally included registered trademarks. During the first quarter of 2019, we recognized a $9 million impairment charge related to a registered trademark in our Decorative Architectural Products segment due to a change in the long-term net sales projections of lighting products. The carrying value of our definite-lived intangible assets was $197 million (net of accumulated amortization of $41 million) and $207 million (net of accumulated amortization of $29 million) at June 30, 2019 and December 31, 2018, respectively, and principally included customer relationships.

G. WARRANTY LIABILITY

Changes in our warranty liability were as follows, in millions:

	Six Months Ended June 30, 2019	Twelve Months Ended December 31, 2018
Balance at January 1	$217	$205
Accruals for warranties issued during the period	38	78
Accruals related to pre-existing warranties	(2)	(1)
Settlements made (in cash or kind) during the period	(34)	(65)
Other, net (including currency translation)	(1)	—
Balance at end of period	$218	$217

H. DEBT

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

The Credit Agreement provides for an unsecured revolving credit facility available to us and one of our foreign subsidiaries, in U.S. dollars, European euros, British Pounds Sterling, Canadian dollars and certain other currencies for revolving credit loans, swingline loans and letters of credit. Borrowings under the revolving credit loans denominated in any agreed upon currency other than U.S. dollars are limited to $500 million, equivalent. We can also borrow swingline loans up to $100 million and obtain letters of credit of up to $25 million; outstanding letters of credit under the Credit Agreement reduce our borrowing capacity. At June 30, 2019, we had no outstanding standby letters of credit under the Credit Agreement.

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

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

H. DEBT (Concluded)

In order for us to borrow under the Credit Agreement, there must not be any default in our covenants in the Credit Agreement (i.e., in addition to the two financial covenants, principally limitations on subsidiary debt, negative pledge restrictions, legal compliance requirements and maintenance of properties and insurance) and our representations and warranties in the Credit Agreement must be true in all material respects on the date of borrowing (i.e., principally no material adverse change or litigation likely to result in a material adverse change, since December 31, 2018, no material ERISA or environmental non-compliance, and no material tax deficiency). We were in compliance with all covenants and no borrowings were outstanding at June 30, 2019.

Fair Value of Debt. The fair value of our short-term and long-term fixed-rate debt instruments is based principally upon modeled market prices for the same or similar issues, which are Level 1 inputs. The aggregate estimated market value of our short-term and long-term debt at June 30, 2019 was approximately $3.2 billion, compared with the aggregate carrying value of $3.0 billion. The aggregate estimated market value was approximately $3.0 billion at December 31, 2018, which equaled the aggregate carrying value of short-term and long-term debt at that date.

I. STOCK-BASED COMPENSATION

Our 2014 Long Term Stock Incentive Plan provides for the issuance of stock-based incentives in various forms to our employees and non-employee Directors. At June 30, 2019, outstanding stock-based incentives were in the form of long-term stock awards, stock options, restricted stock units, phantom stock awards and stock appreciation rights.

Pre-tax compensation expense for these stock-based incentives was as follows, in millions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Long-term stock awards	$7	$7	$12	$12
Stock options	1	1	2	2
Restricted stock units	1	1	2	2
Phantom stock awards and stock appreciation rights	1	(1)	2	(1)
Total	$10	$8	$18	$15

Long-Term Stock Awards. Long-term stock awards are granted to our key employees and non-employee Directors and do not cause net share dilution inasmuch as we continue the practice of repurchasing and retiring an equal number of shares in the open market. We granted 632,280 shares of long-term stock awards in the six-month period ended June 30, 2019.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

I. STOCK-BASED COMPENSATION (Continued)

Our long-term stock award activity was as follows, shares in millions:

	Six Months Ended June 30,
	2019	2018
Unvested stock award shares at January 1	2	3
Weighted average grant date fair value	$30	$24

Stock award shares granted	1	1
Weighted average grant date fair value	$36	$42

Stock award shares vested	1	1
Weighted average grant date fair value	$25	$21

Stock award shares forfeited	—	—
Weighted average grant date fair value	$31	$30

Unvested stock award shares at June 30	2	3
Weighted average grant date fair value	$34	$30

At June 30, 2019 and 2018, there was $55 million and $56 million, respectively, of total unrecognized compensation expense related to unvested stock awards; such awards had a weighted average remaining vesting period of three years at both June 30, 2019 and 2018.

The total market value (at the vesting date) of stock award shares which vested during the six-month periods ended June 30, 2019 and 2018 was $30 million and $54 million, respectively.

Stock Options. Stock options are granted to certain key employees. The exercise price equals the market price of our common stock at the grant date. These options generally become exercisable (vest ratably) over five years beginning on the first anniversary from the date of grant and expire no later than 10 years after the grant date.

We granted 561,280 shares of stock options in the six-month period ended June 30, 2019 with a grant date weighted average exercise price of approximately $36 per share. In the six-month period ended June 30, 2019, 42,570 stock options were forfeited (including options that expired unexercised).

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

I. STOCK-BASED COMPENSATION (Continued)

Our stock option activity was as follows, shares in millions:

	Six Months Ended June 30,
	2019	2018
Option shares outstanding, January 1	4	5
Weighted average exercise price	$21	$16

Option shares granted	1	—
Weighted average exercise price	$36	$42

Option shares exercised	1	1
Aggregate intrinsic value on date of exercise (A)	$17 million	$36 million
Weighted average exercise price	$11	$12

Option shares forfeited	—	—
Weighted average exercise price	$36	$31

Option shares outstanding, June 30	4	4
Weighted average exercise price	$25	$19
Weighted average remaining option term (in years)	6	5

Option shares vested and expected to vest, June 30	4	4
Weighted average exercise price	$25	$19
Aggregate intrinsic value (A)	$52 million	$82 million
Weighted average remaining option term (in years)	6	5

Option shares exercisable (vested), June 30	2	3
Weighted average exercise price	$20	$15
Aggregate intrinsic value (A)	$45 million	$74 million
Weighted average remaining option term (in years)	4	4

(A)	Aggregate intrinsic value is calculated using our stock price at each respective date, less the exercise price (grant date price), multiplied by the number of shares.

At June 30, 2019 and 2018, there was $11 million and $10 million, respectively, of unrecognized compensation expense (using the Black-Scholes option pricing model at the grant date) related to unvested stock options; such options had a weighted average remaining vesting period of three years at both June 30, 2019 and 2018.

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

Restricted Stock Units. Under our Long Term Incentive Program, we grant restricted stock units to certain senior executives. These restricted stock units will vest and share awards will be issued at no cost to the employees, subject to our achievement of specified return on invested capital performance goals over a three-year period that have been established by our Organization and Compensation Committee of the Board of Directors for the performance period and the recipient's continued employment through the share award date. We granted 126,680 restricted stock units in the six-month period ended June 30, 2019, with a grant date fair value of approximately $39 per share, and 113,260 restricted stock units in the six-month period ended June 30, 2018, with a grant date fair value of approximately $42 per share. During the six-month period ended June 30, 2018, 11,600 restricted stock units were forfeited.

J. EMPLOYEE RETIREMENT PLANS

Net periodic pension cost for our defined-benefit pension plans, with the exception of service cost, is recorded in other income (expense), net, in our condensed consolidated statement of operations. Net periodic pension cost for our defined-benefit pension plans was as follows, in millions:

	Three Months Ended June 30,
	2019		2018
	Qualified	Non-Qualified	Qualified	Non-Qualified
Interest cost	$9	$2	$10	$2
Expected return on plan assets	(11)	—	(12)	—
Amortization of net loss	6	—	5	—
Net periodic pension cost	$4	$2	$3	$2

	Six Months Ended June 30,
	2019		2018
	Qualified	Non-Qualified	Qualified	Non-Qualified
Service cost	$1	$—	$1	$—
Interest cost	19	3	20	3
Expected return on plan assets	(22)	—	(24)	—
Amortization of net loss	10	1	9	1
Net periodic pension cost	$8	$4	$6	$4

As of January 1, 2010, substantially all of our domestic and foreign qualified and domestic non-qualified defined-benefit pension plans were frozen to future benefit accruals.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

K. RECLASSIFICATIONS FROM ACCUMULATED OTHER COMPREHENSIVE LOSS

The reclassifications from accumulated other comprehensive loss to the condensed consolidated statements of operations were as follows, in millions:

	Amounts Reclassified
Accumulated Other Comprehensive Loss	Three Months Ended June 30,		Six Months Ended June 30,		Statement of Operations Line Item
	2019	2018	2019	2018
Amortization of defined-benefit pension and other post-retirement benefits:
Actuarial losses, net	$6	$5	$11	$10	Other income (expense), net
Tax (benefit)	(2)	(2)	(3)	(2)
Net of tax	$4	$3	$8	$8

Interest rate swaps	$1	$1	$1	$1	Interest expense
Tax (benefit)	—	—	—	—
Net of tax	$1	$1	$1	$1

In addition to the above amounts, as of March 31, 2018, we adopted ASU 2018-02, "Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income." As a result of the adoption, we reclassified $59 million of the disproportionate tax benefit relating to various defined-benefit plans from accumulated other comprehensive loss to retained deficit in 2018.

L. SEGMENT INFORMATION

Information by segment and geographic area was as follows, in millions:

	Three Months Ended June 30,				Six Months Ended June 30,
	2019	2018	2019	2018	2019	2018	2019	2018
	Net Sales (A)		Operating Profit (Loss)		Net Sales(A)		Operating Profit (Loss)
Operations by segment:
Plumbing Products	$1,012	$1,032	$198	$194	$1,952	$2,003	$351	$357
Decorative Architectural Products	827	806	173	145	1,400	1,351	246	234
Cabinetry Products	251	268	33	33	488	485	53	39
Windows and Other Specialty Products	185	191	7	8	343	378	(4)	12
Total	$2,275	$2,297	$411	$380	$4,183	$4,217	$646	$642
Operations by geographic area:
North America	$1,891	$1,872	$364	$323	$3,426	$3,388	$566	$541
International, principally Europe	384	425	47	57	757	829	80	101
Total	$2,275	$2,297	411	380	$4,183	$4,217	646	642
General corporate expense, net			(19)	(22)			(43)	(40)
Operating profit			392	358			603	602
Other income (expense), net			(45)	(46)			(88)	(90)
Income before income taxes			$347	$312			$515	$512

(A)	Inter-segment sales were not material.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

M. OTHER INCOME (EXPENSE), NET

Other, net, which is included in other income (expense), net, was as follows, in millions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Income from cash and cash investments and short-term bank deposits	$—	$—	$1	$2
Equity investment income, net	—	2	—	2
Foreign currency transaction gains (losses)	2	(5)	2	(6)
Net periodic pension and post-retirement benefit cost	(6)	(5)	(11)	(9)
Total other, net	$(4)	$(8)	$(8)	$(11)

N. INCOME PER COMMON SHARE

Reconciliations of the numerators and denominators used in the computations of basic and diluted income per common share were as follows, in millions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Numerator (basic and diluted):
Net income	$240	$211	$356	$360
Less: Allocation to unvested restricted stock awards	2	1	2	3
Net income available to common shareholders	$238	$210	$354	$357

Denominator:
Basic common shares (based upon weighted average)	289	306	291	308
Add: Stock option dilution	1	3	1	3
Diluted common shares	290	309	292	311

For the three-month and six-month periods ended June 30, 2019 and 2018, we allocated dividends and undistributed earnings to the unvested restricted stock awards.

Additionally, 1.3 million and 1.2 million common shares for the three-month and six-month periods ended June 30, 2019, respectively, and 675,000 and 606,000 common shares for the three-month and six-month periods ended June 30, 2018, respectively, related to stock options and 20,000 common shares related to restricted stock units for the three-month and six-month periods ended June 30, 2019 were excluded from the computation of diluted income per common share due to their antidilutive effect.

In May 2017, our Board of Directors authorized the repurchase, for retirement, of up to $1.5 billion of shares of our common stock in open-market transactions or otherwise. In the first six months of 2019, we repurchased and retired 7.7 million shares of our common stock (including 0.6 million shares to offset the dilutive impact of long-term stock awards granted in the first half of the year), for approximately $289 million. At June 30, 2019, we had $347 million remaining under the 2017 authorization.

On the basis of amounts paid (declared), cash dividends per common share were $0.120 ($0.120) and $0.240 ($0.240) for the three-month and six-month periods ended June 30, 2019, respectively, and $0.105 ($0.105) and $0.210 ($0.210) for the three-month and six-month periods ended June 30, 2018, respectively.

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

P. INCOME TAXES

Our effective tax rate was 27 percent and 28 percent for the three-month periods ended June 30, 2019 and 2018, respectively. The decrease in the rate was primarily due to a $3 million income tax expense resulting from enacted state and local tax law changes recognized in the three-month period ended June 30, 2018.

Our effective tax rate was 26 percent and 25 percent for the six-month periods ended June 30, 2019 and 2018, respectively. The increase in the rate was primarily due to an additional $10 million income tax benefit on stock-based compensation recognized in the six-month period ended June 30, 2018.

MASCO CORPORATION
Item 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SECOND QUARTER 2019 AND THE FIRST SIX MONTHS 2019 VERSUS SECOND QUARTER 2018 AND THE FIRST SIX MONTHS 2018

SALES AND OPERATIONS

The following table sets forth our net sales and operating profit (loss) by business segment and geographic area, dollars in millions:

	Three Months Ended June 30,		Percent Change
	2019	2018	2019	vs.	2018
Net Sales:
Plumbing Products	$1,012	$1,032	(2)%
Decorative Architectural Products	827	806	3%
Cabinetry Products	251	268	(6)%
Windows and Other Specialty Products	185	191	(3)%
Total	$2,275	$2,297	(1)%

North America	$1,891	$1,872	1%
International, principally Europe	384	425	(10)%
Total	$2,275	$2,297	(1)%

	Six Months Ended June 30,		Percent Change
	2019	2018	2019	vs.	2018
Net Sales:
Plumbing Products	$1,952	$2,003	(3)%
Decorative Architectural Products	1,400	1,351	4%
Cabinetry Products	488	485	1%
Windows and Other Specialty Products	343	378	(9)%
Total	$4,183	$4,217	(1)%

North America	$3,426	$3,388	1%
International, principally Europe	757	829	(9)%
Total	$4,183	$4,217	(1)%

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Operating Profit (Loss): (A)
Plumbing Products	$198	$194	$351	$357
Decorative Architectural Products	173	145	246	234
Cabinetry Products	33	33	53	39
Windows and Other Specialty Products	7	8	(4)	12
Total	$411	$380	$646	$642

North America	$364	$323	$566	$541
International, principally Europe	47	57	80	101
Total	411	380	646	642
General corporate expense, net	(19)	(22)	(43)	(40)
Operating profit	$392	$358	$603	$602

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

The following discussion of consolidated results of operations and segment and geographic results refers to the three-month and six-month periods ended June 30, 2019 compared to the same periods of 2018.

NET SALES

Net sales decreased one percent for both the three-month and six-month periods ended June 30, 2019. Excluding acquisitions and the effect of currency translation, net sales were flat for the three-month period ended June 30, 2019 and decreased one percent for the six-month period ended June 30, 2019. The following table reconciles reported net sales to net sales, excluding acquisitions and the effect of currency translation, in millions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net sales, as reported	$2,275	$2,297	$4,183	$4,217
Acquisitions	—	—	(65)	—
Net sales, excluding acquisitions	2,275	2,297	4,118	4,217
Currency translation	26	—	59	—
Net sales, excluding acquisitions and the effect of currency translation	$2,301	$2,297	$4,177	$4,217

North American net sales increased one percent for both the three-month and six-month periods ended June 30, 2019. Net selling price increases of paints and other coating products and plumbing products, in aggregate, increased sales by two percent for both periods, and favorable sales mix of lighting products and windows, in aggregate, increased sales by one percent for the three-month period. The acquisition of Kichler in March 2018 increased sales by two percent for the six-month period. Such increases were partially offset by lower sales volume of cabinets and lighting products which, in aggregate, decreased sales by two percent for the three-month period, and lower sales volume of paints and other coating products, windows, and plumbing products, which, in aggregate, decreased sales by three percent for the six-month period.

International net sales decreased 10 percent and nine percent for the three-month and six-month periods ended June 30, 2019, respectively. In local currencies (including sales in currencies outside their respective functional currencies), net sales decreased four percent and two percent for the three-month and six-month periods, respectively. Lower sales volume of plumbing products and windows, in aggregate, decreased sales by five percent and four percent for the three-month and six-month periods, respectively. Unfavorable sales mix of plumbing products decreased sales by one percent for the six-month period. Such decreases were partially offset by net selling price increases of plumbing products, which increased sales by one percent for both the three-month and six-month periods ended June 30, 2019.

Net sales in the Plumbing Products segment decreased two percent and three percent for the three-month and six-month periods ended June 30, 2019, respectively. Foreign currency translation decreased sales by two percent and three percent for the three-month and six-month periods, respectively. Lower sales volume of International and North American operations, in aggregate, decreased sales by two percent for both periods. Such decreases were partially offset by net selling price increases of North American operations, which increased sales by two percent for both periods.

Net sales in the Decorative Architectural Products segment increased three percent and four percent for the three-month and six-month periods ended June 30, 2019, respectively. The acquisition of Kichler increased sales by five percent for the six-month period. Net sales also increased in both periods due to net selling price increases of paints and other coating products and lighting products and favorable sales mix of lighting products. Such increases were partially offset by lower sales volume of lighting products and, for the six-month period only, paints and other coating products.

Net sales in the Cabinetry Products segment decreased six percent for the three-month period ended June 30, 2019 due primarily to lower sales volume, which decreased sales by 10 percent. Such decreases were partially offset by net selling price increases, which increased sales by three percent. Net sales increased one percent for the six-month period ended June 30, 2019 due primarily to net selling price increases, which increased sales by three percent. Such increases were partially offset by unfavorable sales mix, which decreased sales by two percent.

Net sales in the Windows and Other Specialty Products segment decreased three percent and nine percent for the three-month and six-month periods ended June 30, 2019, respectively, due primarily to lower sales volume of both North American and International windows which, in aggregate, decreased sales by eight percent and 12 percent, respectively. Foreign currency translation also decreased sales by one percent for both periods. Such decreases were partially offset by favorable sales mix of North American windows, which increased sales by three percent and two percent, respectively, and net selling price increases of North American and International windows which, in aggregate, increased sales by two percent for both periods.

OPERATING PROFIT

Our gross profit margins were 34.4 percent and 33.0 percent for the three-month and six-month periods ended June 30, 2019, respectively, compared with 32.7 percent and 32.5 percent for the comparable periods of 2018. Gross profit margins were positively impacted by increased net selling prices and the benefits associated with cost savings initiatives, partially offset by decreased sales volume, and an increase in commodity costs (including tariffs).

Selling, general and administrative expenses, as a percentage of sales, were 17.1 percent and 18.2 percent for both the three-month and six-month periods ended June 30, 2019 and 2018, respectively.

Operating profit in the Plumbing Products segment for the three-month period ended June 30, 2019 was positively impacted by increased net selling prices and the benefits associated with cost savings initiatives. These positive impacts were partially offset by lower sales volume and an increase in other expenses (such as marketing related expenses). Operating profit in the Plumbing Products segment for the six-month period ended June 30, 2019 was negatively impacted by an increase in other expenses (such as trade show costs and marketing related expenses), lower sales volume and an increase in commodity costs. These negative impacts were partially offset by increased net selling prices and the benefits associated with cost savings initiatives.

Operating profit in the Decorative Architectural Products segment for the three-month and six-month periods ended June 30, 2019 was positively impacted by increased net selling prices of paints and other coating products and lighting products, the absence of the partial recognition of the inventory step up adjustment established as part of the acquisition of Kichler in 2018, and the benefits associated with cost savings initiatives. These positive impacts were partially offset by an increase in commodity costs (mostly in paints and other coating products) for the three-month and six-month periods, and, for the six-month period only, lower sales volume of paints and other coating products and a non-cash impairment charge related to an other indefinite-lived intangible asset for a trademark associated with lighting products.

Operating profit in the Cabinetry Products segment for the three-month and six-month periods ended June 30, 2019 was positively impacted by increased net selling prices, the benefits associated with cost savings initiatives and, for the six-month period only, a decrease in program launch and display expenses. These positive impacts were primarily offset by lower sales volume and higher variable expenses for the three-month period.

Operating profit in the Windows and Other Specialty Products segment for the three-month period ended June 30, 2019 was negatively impacted by lower sales volume, partially offset by increased net selling prices. Operating loss for the six-month period ended June 30, 2019 was negatively impacted by lower sales volume, a non-cash impairment charge related to goodwill and increased commodity costs. These negative impacts were partially offset by increased net selling prices.

OTHER INCOME (EXPENSE), NET

Interest expense for the three-month and six-month periods ended June 30, 2019 was $41 million and $80 million, respectively, compared to $38 million and $79 million for the three-month and six-month periods ended June 30, 2018. Interest expense for the three-month period ended June 30, 2019 increased primarily due to temporary borrowings on our Credit Agreement.

Other, net, for the three-month and six-month periods ended June 30, 2019 included $6 million and $11 million, respectively, of net periodic pension and post-retirement benefit cost and $2 million of foreign currency transaction gains in both periods. Other, net, for the three-month and six-month periods ended June 30, 2018 included $5 million and $9 million, respectively, of net periodic pension and post-retirement benefit cost, $5 million and $6 million, respectively, of foreign currency transaction losses, and $2 million of earnings related to equity method investments in both periods.

NET INCOME AND INCOME PER COMMON SHARE — ATTRIBUTABLE TO MASCO CORPORATION

Net income for the three-month and six-month periods ended June 30, 2019 was $240 million and $356 million, respectively, compared to $211 million and $360 million, respectively, for the comparable periods of 2018. Diluted income per common share for the three-month and six-month periods ended June 30, 2019 was $.82 and $1.21, respectively, per common share, compared with $.68 and $1.15, respectively, per common share for the comparable periods of 2018.

Our effective tax rate of 27 percent and 26 percent for the three-month and six-month periods ended June 30, 2019, respectively, were higher than our normalized tax rate of 25 percent due primarily to losses in certain foreign jurisdictions providing no income tax benefit.

Our effective tax rate was 28 percent and 25 percent for the three-month and six-month periods ended June 30, 2018, respectively. Our effective tax rate for the three-month period was higher than our normalized tax rate of 25 percent, primarily due to a $3 million income tax expense resulting from enacted state and local tax law changes and an additional $3 million U.S. income tax expense on undistributed foreign earnings.

OTHER FINANCIAL INFORMATION

Our current ratio was 1.5 to 1 and 1.6 to 1 at June 30, 2019 and December 31, 2018, respectively. The decrease in our current ratio is due primarily to the reclassification of our $201 million, 7.125% Notes due March 15, 2020 to short-term notes payable, as well as the adoption of ASC 842, which added $45 million of short-term operating lease liabilities to our balance sheet.

For the six-month period ended June 30, 2019, net cash provided by operating activities was $213 million.

For the six-month period ended June 30, 2019, net cash used for financing activities was $386 million, primarily due to $289 million for the repurchase and retirement of our common stock (including 0.6 million shares repurchased to offset the dilutive impact of long-term stock awards granted in 2019), $70 million for the payment of cash dividends, $42 million for dividends paid to noncontrolling interests, and $16 million for employee withholding taxes paid on stock-based compensation. These uses of cash were partially offset by $20 million of additional short-term debt obligations, net, and $13 million of proceeds from the exercise of stock options.

For the six-month period ended June 30, 2019, net cash used for investing activities was $63 million, primarily for capital expenditures.

Our cash and cash investments were $325 million and $559 million at June 30, 2019 and December 31, 2018, respectively. Our cash and cash investments consist of overnight interest bearing money market demand accounts, time deposit accounts, and money market mutual funds containing government securities and treasury obligations.

Of the $325 million and $559 million of cash and cash investments held at June 30, 2019 and December 31, 2018, $225 million and $270 million, respectively, was held in our foreign subsidiaries. If these funds were needed for our operations in the U.S., their repatriation into the U.S. would not result in significant additional U.S. income tax or foreign withholding tax, as we have recorded such taxes on substantially all undistributed foreign earnings, except for those that are legally restricted.

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

The Credit Agreement contains financial covenants requiring us to maintain (A) a maximum net leverage ratio, as adjusted for certain items, of 4.0 to 1.0, and (B) a minimum interest coverage ratio, as adjusted for certain items, equal to or greater than 2.5 to 1.0.  We were in compliance with all covenants and no borrowings were outstanding under our Credit Agreement at June 30, 2019.

As part of our ongoing efforts to improve our cash flow and related liquidity, we work with suppliers to optimize our terms and conditions, including extending payment terms. We also facilitate a voluntary supply chain finance program (the "program") to provide certain of our suppliers with the opportunity to sell receivables due from us to participating financial institutions at the sole discretion of both the suppliers and the financial institutions. A third party administers the program; our responsibility is limited to making payment on the terms originally negotiated with our supplier, regardless of whether the supplier sells its receivable to a financial institution. We do not enter into agreements with any of the participating financial institutions in connection with the program. The range of payment terms we negotiate with our suppliers is consistent, irrespective of whether a supplier participates in the program.

All outstanding payments owed under the program are recorded within accounts payable in our condensed consolidated balance sheets. The amounts owed to participating financial institutions under the program and included in accounts payable were $76 million and $87 million at June 30, 2019 and December 31, 2018, respectively. We account for all payments made under the program as a reduction to our cash flows from operations and reported within our increase in accounts payable and accrued liabilities, net, line within our condensed consolidated statements of cash flows. The amounts settled through the program and paid to participating financial institutions were $154 million and $158 million during the six-month periods ended June 30, 2019 and 2018, respectively. A downgrade in our credit rating or changes in the financial markets could limit the financial institutions’ willingness to commit funds to, and participate in, the program. We do not believe such risk would have a material impact on our working capital or cash flows, as substantially all of our payments are made outside of the program.

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

OUTLOOK FOR THE COMPANY

We continue to successfully execute our long-term growth strategies by leveraging our strong brand portfolio, industry-leading positions and Masco Operating System, our methodology to drive growth and productivity. We remain confident in the fundamentals of our business and will continue to execute on our strategies to create shareholder value. We believe that our strong financial position and cash flow generation, together with our current strategy of investing in our industry-leading branded building products, our continued focus on innovation and our commitment to operational excellence, the active management of our portfolio and disciplined capital allocation, will allow us to drive long-term growth and create value for our shareholders. Additionally, we are pursuing the sale of our Cabinetry and Windows businesses, and expect these sales to conclude in the next six to nine months, assuming they can be completed on acceptable terms and conditions.

FORWARD-LOOKING STATEMENTS

This report contains statements that reflect our views about our future performance and constitute "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as "outlook," "believe," "anticipate," "appear," "may," "will," "should," "intend," "plan," "estimate," "expect," "assume," "seek," "forecast," and similar references to future periods. Our views about future performance involve risks and uncertainties that are difficult to predict and, accordingly, our actual results may differ materially from the results discussed in our forward-looking statements. We caution you against relying on any of these forward-looking statements. Our future performance may be affected by the levels of residential repair and remodel activity and new home construction, our ability to maintain our strong brands and reputation and to develop new products, our ability to maintain our competitive position in our industries, our reliance on key customers, the cost and availability of raw materials and increasing tariffs, our dependence on third-party suppliers, risks associated with international operations and global strategies, our ability to achieve the anticipated benefits of our strategic initiatives, including the potential divestitures of our Cabinetry and Windows businesses, our ability to successfully execute our acquisition strategy and integrate businesses that we have and may acquire, our ability to attract, develop and retain talented personnel, risks associated with our reliance on information systems and technology, and our ability to achieve the anticipated benefits from our investments in new technology. These and other factors are discussed in detail in Item 1A, "Risk Factors" in our most recent Annual Report on Form 10-K, as well as in other filings we make with the Securities and Exchange Commission.  The forward-looking statements in this report speak only as of the date of this report. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. Unless required by law, we undertake no obligation to update publicly any forward-looking statements as a result of new information, future events or otherwise.

MASCO CORPORATION
Item 4.
CONTROLS AND PROCEDURES

a.     Evaluation of Disclosure Controls and Procedures.

The Company’s principal executive officer and principal financial officer have concluded, based on an evaluation of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15 that, as of June 30, 2019, the Company's disclosure controls and procedures were effective.

b.     Changes in Internal Control over Financial Reporting.

In connection with the evaluation of the Company's internal control over financial reporting that occurred during the quarter ended June 30, 2019, which is required under the Securities Exchange Act of 1934 by paragraph (d) of Exchange Rules 13a-15 or 15d-15 (as defined in paragraph (f) of Rule 13a-15), management determined that there was no change that materially affected or is reasonably likely to materially affect internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding the repurchase of our common stock for the three-month period ended June 30, 2019 under the 2017 share repurchase authorization:

Period	Total Number Of Shares Purchased	Average Price Paid Per Common Share	Total Number Of Shares Purchased As Part Of Publicly Announced Plans or Programs	Maximum Value Of Shares That May Yet Be Purchased Under The Plans Or Programs
4/1/19-4/30/19	1,856,977	$39.49	1,856,977	$439,790,212
5/1/19-5/31/19	2,427,100	$38.31	2,427,100	$346,797,837
6/1/19-6/30/19	—		—	$346,797,837
Total for the period	4,284,077	$38.82	4,284,077	$346,797,837

MASCO CORPORATION

PART II.  OTHER INFORMATION, Continued

Item 6. Exhibits

10	–	Agreement dated June 18, 2019 between Joe Gross and Masco Corporation

31a	–	Certification by Chief Executive Officer Required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934

31b	–	Certification by Chief Financial Officer Required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934

32	–	Certification Required by Rule 13a-14(b) or 15d-14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code

101	–	Interactive Data File

MASCO CORPORATION

PART II.  OTHER INFORMATION, Concluded

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MASCO CORPORATION

By:	/s/ John G. Sznewajs
Name: John G. Sznewajs
Title: Vice President, Chief Financial Officer

July 25, 2019