Form 10-Q
period 2019-09-30
MASCO CORP /DE/
filed 2019-10-30
CIK 62996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
or
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes   ☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at September 30, 2019
Common stock, par value $1.00 per share	286,073,341

MASCO CORPORATION

INDEX

MASCO CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

September 30, 2019 and December 31, 2018
(In Millions, Except Share Data)

	September 30, 2019	December 31, 2018
ASSETS
Current Assets:
Cash and cash investments	$475	$553
Receivables	1,177	1,068
Prepaid expenses and other	105	90
Assets held for sale	111	151
Inventories:
Finished goods	558	516
Raw material	277	302
Work in process	89	86
	924	904
Total current assets	2,792	2,766
Property and equipment, net	1,017	1,037
Operating lease right-of-use assets	183	—
Goodwill	687	692
Other intangible assets, net	264	289
Other assets	85	100
Assets held for sale	492	509
Total assets	$5,520	$5,393

LIABILITIES
Current Liabilities:
Accounts payable	$879	$851
Notes payable	208	8
Accrued liabilities	682	676
Liabilities held for sale	140	149
Total current liabilities	1,909	1,684
Long-term debt	2,771	2,971
Other liabilities	684	561
Liabilities held for sale	133	108
Total liabilities	5,497	5,324

Commitments and contingencies (Note P)

EQUITY
Masco Corporation's shareholders' equity:
Common shares, par value $1 per share Authorized shares: 1,400,000,000; Issued and outstanding: 2019 – 284,100,000; 2018 – 293,900,000	284	294
Preferred shares authorized: 1,000,000; Issued and outstanding: 2019 and 2018 – None	—	—
Paid-in capital	—	—
Retained deficit	(309)	(278)
Accumulated other comprehensive loss	(118)	(127)
Total Masco Corporation's shareholders' deficit	(143)	(111)
Noncontrolling interest	166	180
Total equity	23	69
Total liabilities and equity	$5,520	$5,393

See notes to condensed consolidated financial statements.

MASCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

For the Three and Nine Months Ended September 30, 2019 and 2018
(In Millions, Except Per Common Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net sales	$1,947	$1,904	$5,787	$5,743
Cost of sales	1,282	1,281	3,813	3,832
Gross profit	665	623	1,974	1,911
Selling, general and administrative expenses	349	337	1,047	1,041
Impairment charge for other intangible assets	—	—	9	—
Operating profit	316	286	918	870
Other income (expense), net:
Interest expense	(39)	(38)	(119)	(117)
Other, net	(8)	—	(16)	(12)
	(47)	(38)	(135)	(129)
Income from continuing operations before income taxes	269	248	783	741
Income tax expense	73	67	202	188
Income from continuing operations	196	181	581	553
(Loss) income from discontinued operations, net	(58)	10	(64)	23
Net income	138	191	517	576
Less: Net income attributable to noncontrolling interest	12	11	35	36
Net income attributable to Masco Corporation	$126	$180	$482	$540

Income (loss) per common share attributable to Masco Corporation:
Basic:
Income from continuing operations	$.64	$.56	$1.88	$1.67
(Loss) income from discontinued operations, net	(.20)	.03	(.22)	.07
Net income	$.44	$.59	$1.66	$1.74
Diluted:
Income from continuing operations	$.64	$.55	$1.87	$1.66
(Loss) income from discontinued operations, net	(.20)	.03	(.22)	.07
Net income	$.44	$.58	$1.65	$1.73

Amounts attributable to Masco Corporation:
Income from continuing operations	$184	$170	$546	$517
(Loss) income from discontinued operations, net	(58)	10	(64)	23
Net income	$126	$180	$482	$540

See notes to condensed consolidated financial statements.

MASCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

For the Three and Nine Months Ended September 30, 2019 and 2018
(In Millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$138	$191	$517	$576
Less: Net income attributable to noncontrolling interest	12	11	35	36
Net income attributable to Masco Corporation	$126	$180	$482	$540
Other comprehensive income (loss), net of tax (Note L):
Cumulative translation adjustment	$(13)	$1	$(11)	$(14)
Interest rate swaps	—	—	1	1
Pension and other post-retirement benefits	4	4	12	12
Other comprehensive (loss) income, net of tax	(9)	5	2	(1)
Less: Other comprehensive (loss) income attributable to noncontrolling interest	(8)	—	(7)	(12)
Other comprehensive (loss) income attributable to Masco Corporation	$(1)	$5	$9	$11
Total comprehensive income	$129	$196	$519	$575
Less: Total comprehensive income attributable to noncontrolling interest	4	11	28	24
Total comprehensive income attributable to Masco Corporation	$125	$185	$491	$551

See notes to condensed consolidated financial statements.

MASCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

For the Nine Months Ended September 30, 2019 and 2018
(In Millions)

	Nine Months Ended September 30,
	2019	2018
CASH FLOWS FROM (FOR) OPERATING ACTIVITIES:
Cash provided by operations	$754	$729
Increase in receivables	(136)	(182)
Increase in inventories	(27)	(62)
Increase in accounts payable and accrued liabilities, net	14	169
Net cash from operating activities	605	654

CASH FLOWS FROM (FOR) FINANCING ACTIVITIES:
Retirement of notes	—	(114)
Purchase of Company common stock	(440)	(354)
Cash dividends paid	(105)	(98)
Dividends paid to noncontrolling interest	(42)	(89)
Proceeds from the exercise of stock options	23	8
Employee withholding taxes paid on stock-based compensation	(21)	(38)
Decrease in debt, net	(3)	(1)
Credit Agreement and other financing costs	(2)	—
Net cash for financing activities	(590)	(686)

CASH FLOWS FROM (FOR) INVESTING ACTIVITIES:
Capital expenditures	(111)	(160)
Acquisition of business, net of cash acquired	—	(549)
Proceeds from disposition of:
Business, net of cash disposed	2	—
Short-term bank deposits	—	108
Other financial investments	1	4
Property and equipment	15	3
Other, net	(11)	(7)
Net cash for investing activities	(104)	(601)

Effect of exchange rate changes on cash and cash investments	10	8

CASH AND CASH INVESTMENTS:
Decrease for the period	(79)	(625)
At January 1	559	1,194
At September 30	$480	$569

See notes to condensed consolidated financial statements.

MASCO CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)

For the Three and Nine Months Ended September 30, 2019 and 2018
(In Millions, Except Per Common Share Data)

	Total	Common Shares ($1 par value)	Paid-In Capital	Retained (Deficit) Earnings	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interest
Balance, January 1, 2018	$183	$310	$—	$(298)	$(65)	$236
Reclassification of disproportionate tax effects (Refer to Note L)	—			59	(59)
Total comprehensive income	208			149	40	19
Shares issued	(13)	2	(7)	(8)
Shares retired:
Repurchased	(150)	(4)		(146)
Surrendered (non-cash)	(19)			(19)
Cash dividends declared	(33)			(33)
Stock-based compensation	7		7
Balance, March 31, 2018	$183	$308	$—	$(296)	$(84)	$255
Total comprehensive income (loss)	171			211	(34)	(6)
Shares issued	(1)		(1)
Shares retired:
Repurchased	(115)	(3)	(8)	(104)
Cash dividends declared	(32)			(32)
Dividends paid to noncontrolling interest	(89)					(89)
Stock-based compensation	9		9
Balance, June 30, 2018	$126	$305	$—	$(221)	$(118)	$160
Total comprehensive income	196			180	5	11
Shares issued	3		3
Shares retired:
Repurchased	(89)	(2)	(10)	(77)
Cash dividends declared	(36)			(36)
Stock-based compensation	7		7
Balance, September 30, 2018	$207	$303	$—	$(154)	$(113)	$171

MASCO CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited) (Concluded)

For the Three and Nine Months Ended September 30, 2019 and 2018
(In Millions, Except Per Common Share Data)

	Total	Common Shares ($1 par value)	Paid-In Capital	Retained (Deficit) Earnings	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interest
Balance, January 1, 2019	$69	$294	$—	$(278)	$(127)	$180
Total comprehensive income	128			116	4	8
Shares issued	5	1	4
Shares retired:
Repurchased	(122)	(3)	(11)	(108)
Surrendered (non-cash)	(10)	(1)		(9)
Cash dividends declared	(35)			(35)
Stock-based compensation	7		7
Balance, March 31, 2019	$42	$291	$—	$(314)	$(123)	$188
Total comprehensive income	262			240	6	16
Shares issued	2	1	1
Shares retired:
Repurchased	(167)	(5)	(10)	(152)
Cash dividends declared	(35)			(35)
Dividends paid to noncontrolling interest	(42)					(42)
Stock-based compensation	9		9
Balance, June 30, 2019	$71	$287	$—	$(261)	$(117)	$162
Total comprehensive income (loss)	129			126	(1)	4
Shares issued	5		5
Shares retired:
Repurchased	(151)	(3)	(12)	(136)
Cash dividends declared	(38)			(38)
Stock-based compensation	7		7
Balance, September 30, 2019	$23	$284	$—	$(309)	$(118)	$166

See notes to condensed consolidated financial statements.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

A. ACCOUNTING POLICIES

In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments, of a normal recurring nature, necessary to fairly state our financial position at September 30, 2019, our results of operations and comprehensive income (loss) for the three-month and nine-month periods ended September 30, 2019 and 2018, cash flows for the nine-month periods ended September 30, 2019 and 2018, and changes in shareholders' equity for the three-month and nine-month periods ended September 30, 2019 and 2018. The condensed consolidated balance sheet at December 31, 2018 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

Reclassifications. Certain prior year amounts have been reclassified to conform to the 2019 presentation in the condensed consolidated financial statements. In our condensed consolidated statements of cash flows, the cash flows from discontinued operations are not separately classified.

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

Recently Adopted Accounting Pronouncements. In February 2016, the Financial Accounting Standards Board ("FASB") issued a new standard for leases, ASC 842, which changes the accounting model for identifying and accounting for leases. We adopted ASC 842 on January 1, 2019 using the optional transition method, which allows for initial application of the new standard beginning at the adoption date. We elected the package of practical expedients that allows us to forgo reassessing a) whether any existing contracts are or contain leases, b) the lease classification for any existing leases, and c) whether initial direct costs for any existing leases are capitalized. We also elected the practical expedient to use hindsight with respect to lease renewals, terminations, and purchase options when determining the lease term and in assessing impairment of the assets related to leases existing at the time of adoption. As a result of the standard, we recorded $236 million of operating lease ROU assets, $45 million of short-term operating lease liabilities, and $214 million of long-term operating lease liabilities on the date of adoption which includes assets and liabilities that have subsequently been reclassified as held for sale or disposed of. Our accounting for finance leases remained unchanged. The standard did not impact our condensed consolidated statements of operations or statements of cash flows.

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

Recently Issued Accounting Pronouncements.  In June 2016, the FASB issued ASU 2016-13, "Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments," which modifies the methodology for recognizing loss impairments on certain types of financial instruments, including receivables. The new methodology requires an entity to estimate the credit losses expected over the life of an exposure. Additionally, ASU 2016-13 amends the current available-for-sale security other-than-temporary impairment model for debt securities. ASU 2016-13 is effective for us for annual periods beginning January 1, 2020. This standard will impact the valuation of our credit losses relating to our receivables, however, we do not anticipate a material effect on our financial position or results of operations.

In August 2018, the FASB issued ASU 2018-15, "Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract," which allows for the capitalization of certain implementation costs incurred in a hosting arrangement that is a service contract. ASU 2018-15 allows for either retrospective adoption or prospective adoption to all implementation costs incurred after the date of adoption. We plan to adopt this standard prospectively effective for annual periods beginning January 1, 2020 and do not anticipate that the adoption of this new standard will have a material impact on our financial position or results of operations.

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

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

B. ACQUISITIONS (Concluded)

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

C. DISCONTINUED OPERATIONS

On September 6, 2019, we completed the sale of UK Window Group ("UKWG"), a manufacturer and distributor of windows and doors, for proceeds of approximately $8 million, of which $2 million net of cash disposed was received upon sale. The remaining $6 million was accounted for as a note receivable that is expected to be collected within the next two years. In connection with the sale, we recognized a loss of $70 million for both the three-month and nine-month periods ended September 30, 2019, which is included in (loss) income from discontinued operations, net in the condensed consolidated statements of operations.

Additionally, on September 29, 2019, we entered into a definitive agreement to sell Milgard Manufacturing Incorporated ("Milgard"), a manufacturer and distributor of windows and doors, for approximately $725 million. The closing of the sale is expected to occur during the fourth quarter of 2019, subject to customary closing conditions and regulatory review, and we expect to recognize a gain on the divestiture of approximately $395 million.

We determined that the assets and liabilities for Milgard and UKWG met the held for sale criteria in accordance with ASC 205-20, Discontinued Operations, as of September 30, 2019. Accordingly, these businesses' held for sale assets and liabilities were reclassified in the condensed consolidated balance sheets at September 30, 2019 and December 31, 2018 to assets held for sale or liabilities held for sale. We ceased recording depreciation for the held for sale assets upon meeting the held for sale criteria.

Furthermore, we determined that the combined sale of UKWG and the planned disposition of Milgard represents a strategic shift that will have a major effect on our operations and financial results. These businesses represented all of our window businesses and all remaining businesses in the Windows and Other Specialty Products segment. As a result, these businesses are presented in discontinued operations separate from continuing operations for all periods presented. In addition, depreciation and amortization, capital expenditures, and significant non-cash operating and investing activities related to discontinued operations are separately disclosed.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

C. DISCONTINUED OPERATIONS (Concluded)

The major classes of line items constituting (loss) income from discontinued operations, net, in millions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net sales	$172	$197	$515	$575
Cost of sales	137	153	408	450
Gross profit	35	44	107	125
Selling, general and administrative expenses	29	30	93	93
Impairment charge for goodwill (A)	—	—	7	—
Other income (expense), net	—	—	—	1
Income from discontinued operations	6	14	7	33
(Loss) on disposal of discontinued operations	(70)	—	(70)	—
(Loss) income before income tax	(64)	14	(63)	33
Income tax benefit (expense) (B)	6	(4)	(1)	(10)
(Loss) income from discontinued operations, net	$(58)	$10	$(64)	$23

(A)	In the first quarter of 2019, we recognized a $7 million non-cash goodwill impairment charge related to a decline in the long-term outlook of our windows and doors business in the United Kingdom.

(B)     The unusual relationship between income tax benefit (expense) and (loss) income before income tax for 2019 resulted primarily from a loss on the sale of UKWG providing no foreign tax benefit.

The carrying amount of major classes of assets and liabilities included as part of the Milgard and UKWG discontinued operations, were as follows, in millions:

	September 30, 2019	December 31, 2018
Cash and cash investments	$5	$6
Receivables	60	85
Prepaid expenses and other	13	18
Inventories	33	42
Property and equipment, net	151	186
Operating lease right-of-use assets	30	—
Goodwill	199	206
Other intangible assets, net	112	117
Total assets classified as held for sale	$603	$660

Accounts payable	$66	$75
Accrued liabilities	74	74
Other liabilities	133	108
Total liabilities classified as held for sale	$273	$257

Other selected financial information for Milgard and UKWG during the period owned by us, were as follows, in millions:

	Nine Months Ended
	September 30, 2019	September 30, 2018
Depreciation and amortization	$17	$17
Capital expenditures	15	15
ROU assets obtained in exchange for new lease obligations	3	—

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

D. REVENUE

Our revenues are derived primarily from sales to customers in North America and Internationally, principally Europe. Net sales from these geographic markets, by segment, were as follows, in millions:

	Three Months Ended September 30, 2019
	Plumbing Products	Decorative Architectural Products	Cabinetry Products	Total
Primary geographic markets:
North America	$664	$710	$231	$1,605
International, principally Europe	342	—	—	342
Total	$1,006	$710	$231	$1,947

	Nine Months Ended September 30, 2019
	Plumbing Products	Decorative Architectural Products	Cabinetry Products	Total
Primary geographic markets:
North America	$1,923	$2,110	$719	$4,752
International, principally Europe	1,035	—	—	1,035
Total	$2,958	$2,110	$719	$5,787

	Three Months Ended September 30, 2018
	Plumbing Products	Decorative Architectural Products	Cabinetry Products	Total
Primary geographic markets:
North America	$653	$673	$239	$1,565
International, principally Europe	339	—	—	339
Total	$992	$673	$239	$1,904

	Nine Months Ended September 30, 2018
	Plumbing Products	Decorative Architectural Products	Cabinetry Products	Total
Primary geographic markets:
North America	$1,905	$2,024	$724	$4,653
International, principally Europe	1,090	—	—	1,090
Total	$2,995	$2,024	$724	$5,743

Our contract asset balance was $2 million at both September 30, 2019 and December 31, 2018. Our contract liability balance was $16 million and $39 million at September 30, 2019 and December 31, 2018, respectively.

We (reversed) recognized $(2) million and $2 million of revenue for the three-month periods ended September 30, 2019 and 2018, respectively, related to performance obligations settled in previous quarters of the same year. We recognized $1 million of revenue for the nine-month period ended September 30, 2019, and $1 million and $4 million of revenue for the three-month and nine-month periods ended September 30, 2018, respectively, related to performance obligations settled in previous years.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

E. LEASES

We have operating and finance leases primarily for corporate offices, manufacturing facilities, warehouses, vehicles, and equipment. Our leases have remaining lease terms up to 13 years, some of which may include one or more renewal options with terms to extend the lease for up to an additional 20 years, and some of which may include options to terminate the leases prior to their expiration.
The components of lease cost included in income from continuing operations were as follows, in millions:

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating lease cost	$13	$39
Short-term lease cost	2	5
Variable lease cost	1	2
Finance lease cost:
Amortization of right-of-use assets	1	2
Interest on lease liabilities	—	1

Supplemental cash flow information related to leases was as follows, in millions:

Nine Months Ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$43
Operating cash flows for finance leases	1
Financing cash flows for finance leases	2

ROU assets obtained in exchange for new lease obligations:
Operating leases	$20
Finance leases	—

Certain other information related to leases was as follows:

At September 30, 2019
Weighted-average remaining lease term:
Operating leases	10 years
Finance leases	10 years

Weighted-average discount rate:
Operating leases	4.6%
Finance leases	3.5%

Supplemental balance sheet information related to leases was as follows, in millions:

	At September 30, 2019
	Operating Leases	Finance Leases
Property and equipment, net	$—	$35
Notes payable	—	7
Accrued liabilities	38	—
Long-term debt	—	28
Other liabilities	168	—

Gross ROU assets under finance leases recorded within property and equipment, net were $47 million, and accumulated amortization associated with these leases was $12 million, at September 30, 2019.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

E. LEASES (Concluded)

At September 30, 2019, future maturities of lease liabilities (under ASC 842) were as follows, in millions:

	Operating Leases	Finance Leases
Year ending December 31,
2019 (excluding the nine months ended September 30, 2019)	$11	$6
2020	45	3
2021	39	3
2022	31	3
2023	21	4
Thereafter	114	23
Total lease payments	261	42
Less: imputed interest	(55)	(7)
Total	$206	$35

At December 31, 2018, future minimum operating lease payments (under ASC 840), including discontinued operations, were as follows, in millions: 2019 – $55 million; 2020 – $47 million; 2021 – $40 million; 2022 – $30 million; 2023 – $20 million; 2024 and beyond – $99 million.

F. DEPRECIATION AND AMORTIZATION

Depreciation and amortization expense, including discontinued operations, was $124 million and $115 million for the nine-month periods ended September 30, 2019 and 2018, respectively.

G. GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the nine-month period ended September 30, 2019, by segment, were as follows, in millions:

	Gross Goodwill At September 30, 2019	Accumulated Impairment Losses	Net Goodwill At September 30, 2019
Plumbing Products	$563	$(340)	$223
Decorative Architectural Products	358	(75)	283
Cabinetry Products	181	—	181
Total	$1,102	$(415)	$687

	Gross Goodwill At December 31, 2018	Accumulated Impairment Losses	Net Goodwill At December 31, 2018	Other (A)	Net Goodwill At September 30, 2019
Plumbing Products	$568	$(340)	$228	$(5)	$223
Decorative Architectural Products	358	(75)	283	—	283
Cabinetry Products	181	—	181	—	181
Total	$1,107	$(415)	$692	$(5)	$687

(A)     Other consists of the effect of foreign currency translations.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

G. GOODWILL AND OTHER INTANGIBLE ASSETS (Concluded)

The carrying value of our other indefinite-lived intangible assets was $76 million and $86 million at September 30, 2019 and December 31, 2018, respectively, and principally included registered trademarks. During the first quarter of 2019, we recognized a $9 million impairment charge related to a registered trademark in our Decorative Architectural Products segment due to a change in the long-term net sales projections of lighting products. The carrying value of our definite-lived intangible assets was $188 million (net of accumulated amortization of $44 million) and $203 million (net of accumulated amortization of $27 million) at September 30, 2019 and December 31, 2018, respectively, and principally included customer relationships.

H. WARRANTY LIABILITY

Changes in our warranty liability were as follows, in millions:

	Nine Months Ended September 30, 2019	Twelve Months Ended December 31, 2018
Balance at January 1	$90	$87
Accruals for warranties issued during the period	30	39
Accruals related to pre-existing warranties	(2)	(2)
Settlements made (in cash or kind) during the period	(27)	(34)
Other, net (including currency translation)	(1)	—
Balance at end of period	$90	$90

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

The Credit Agreement provides for an unsecured revolving credit facility available to us and one of our foreign subsidiaries, in U.S. dollars, European euros, British Pounds Sterling, Canadian dollars and certain other currencies for revolving credit loans, swingline loans and letters of credit. Borrowings under the revolving credit loans denominated in any agreed upon currency other than U.S. dollars are limited to $500 million, equivalent. We can also borrow swingline loans up to $100 million and obtain letters of credit of up to $25 million; outstanding letters of credit under the Credit Agreement reduce our borrowing capacity. At September 30, 2019, we had no outstanding standby letters of credit under the Credit Agreement.

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

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

I. DEBT (Concluded)

In order for us to borrow under the Credit Agreement, there must not be any default in our covenants in the Credit Agreement (i.e., in addition to the two financial covenants, principally limitations on subsidiary debt, negative pledge restrictions, legal compliance requirements and maintenance of properties and insurance) and our representations and warranties in the Credit Agreement must be true in all material respects on the date of borrowing (i.e., principally no material adverse change or litigation likely to result in a material adverse change, since December 31, 2018, no material ERISA or environmental non-compliance, and no material tax deficiency). We were in compliance with all covenants and no borrowings were outstanding at September 30, 2019.

Fair Value of Debt. The fair value of our short-term and long-term fixed-rate debt instruments is based principally upon modeled market prices for the same or similar issues, which are Level 1 inputs. The aggregate estimated market value of our short-term and long-term debt at September 30, 2019 was approximately $3.2 billion, compared with the aggregate carrying value of $3.0 billion. The aggregate estimated market value was approximately $3.0 billion at December 31, 2018, which equaled the aggregate carrying value of short-term and long-term debt at that date.

J. STOCK-BASED COMPENSATION

Our 2014 Long Term Stock Incentive Plan provides for the issuance of stock-based incentives in various forms to our employees and non-employee Directors. At September 30, 2019, outstanding stock-based incentives were in the form of long-term stock awards, stock options, restricted stock units, and phantom stock awards.

Pre-tax compensation expense included in income from continuing operations for these stock-based incentives was as follows, in millions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Long-term stock awards	$5	$5	$16	$16
Stock options	1	1	3	3
Restricted stock units	—	1	2	3
Phantom stock awards and stock appreciation rights	1	1	3	—
Total	$7	$8	$24	$22

Long-Term Stock Awards. Long-term stock awards are granted to our key employees and non-employee Directors and do not cause net share dilution inasmuch as we continue the practice of repurchasing and retiring an equal number of shares in the open market. We granted 636,030 shares of long-term stock awards in the nine-month period ended September 30, 2019.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

J. STOCK-BASED COMPENSATION (Continued)

Our long-term stock award activity was as follows, shares in millions:

	Nine Months Ended September 30,
	2019	2018
Unvested stock award shares at January 1	2	3
Weighted average grant date fair value	$30	$24

Stock award shares granted	1	1
Weighted average grant date fair value	$36	$42

Stock award shares vested	1	2
Weighted average grant date fair value	$25	$21

Stock award shares forfeited	—	—
Weighted average grant date fair value	$32	$31

Unvested stock award shares at September 30	2	2
Weighted average grant date fair value	$34	$30

At September 30, 2019 and 2018, there was $49 million and $50 million, respectively, of total unrecognized compensation expense related to unvested stock awards; such awards had a weighted average remaining vesting period of three years at both September 30, 2019 and 2018.

The total market value (at the vesting date) of stock award shares which vested during the nine-month periods ended September 30, 2019 and 2018 was $31 million and $56 million, respectively.

Stock Options. Stock options are granted to certain key employees. The exercise price equals the market price of our common stock at the grant date. These options generally become exercisable (vest ratably) over five years beginning on the first anniversary from the date of grant and expire no later than 10 years after the grant date.

We granted 561,280 shares of stock options in the nine-month period ended September 30, 2019 with a grant date weighted average exercise price of approximately $36 per share. In the nine-month period ended September 30, 2019, 108,086 stock options were forfeited (including options that expired unexercised).

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

J. STOCK-BASED COMPENSATION (Continued)

Our stock option activity was as follows, shares in millions:

	Nine Months Ended September 30,
	2019	2018
Option shares outstanding, January 1	4	5
Weighted average exercise price	$21	$16

Option shares granted	1	—
Weighted average exercise price	$36	$42

Option shares exercised	2	1
Aggregate intrinsic value on date of exercise (A)	$29 million	$47 million
Weighted average exercise price	$12	$11

Option shares forfeited	—	—
Weighted average exercise price	$34	$31

Option shares outstanding, September 30	3	4
Weighted average exercise price	$26	$20
Weighted average remaining option term (in years)	6	5

Option shares vested and expected to vest, September 30	3	4
Weighted average exercise price	$26	$20
Aggregate intrinsic value (A)	$48 million	$69 million
Weighted average remaining option term (in years)	6	5

Option shares exercisable (vested), September 30	2	3
Weighted average exercise price	$21	$15
Aggregate intrinsic value (A)	$39 million	$62 million
Weighted average remaining option term (in years)	4	3

(A)	Aggregate intrinsic value is calculated using our stock price at each respective date, less the exercise price (grant date price), multiplied by the number of shares.

At both September 30, 2019 and 2018, there was $9 million of unrecognized compensation expense (using the Black-Scholes option pricing model at the grant date) related to unvested stock options; such options had a weighted average remaining vesting period of three years at both September 30, 2019 and 2018.

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

Restricted Stock Units. Under our Long Term Incentive Program, we grant restricted stock units to certain senior executives. These restricted stock units will vest and share awards will be issued at no cost to the employees, subject to our achievement of specified return on invested capital performance goals over a three-year period that have been established by our Organization and Compensation Committee of the Board of Directors for the performance period and the recipient's continued employment through the share award date. During the nine-month period ended September 30, 2019, we granted 126,680 restricted stock units with a grant date fair value of approximately $39 per share and 15,600 restricted stock units were forfeited. During the nine-month period ended September 30, 2018, we granted 113,260 restricted stock units with a grant date fair value of approximately $42 per share and 11,600 restricted stock units were forfeited.

K. EMPLOYEE RETIREMENT PLANS

Net periodic pension cost for our defined-benefit pension plans, with the exception of service cost, is recorded in other income (expense), net, in our condensed consolidated statement of operations. Net periodic pension cost for our defined-benefit pension plans was as follows, in millions:

	Three Months Ended September 30,
	2019		2018
	Qualified	Non-Qualified	Qualified	Non-Qualified
Service cost	$1	$—	$1	$—
Interest cost	11	2	8	1
Expected return on plan assets	(12)	—	(12)	—
Amortization of net loss	4	1	4	1
Net periodic pension cost	$4	$3	$1	$2

	Nine Months Ended September 30,
	2019		2018
	Qualified	Non-Qualified	Qualified	Non-Qualified
Service cost	$2	$—	$2	$—
Interest cost	30	5	28	4
Expected return on plan assets	(34)	—	(36)	—
Amortization of net loss	14	2	13	2
Net periodic pension cost	$12	$7	$7	$6

As of January 1, 2010, substantially all of our domestic and foreign qualified and domestic non-qualified defined-benefit pension plans were frozen to future benefit accruals.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

L. RECLASSIFICATIONS FROM ACCUMULATED OTHER COMPREHENSIVE LOSS

The reclassifications from accumulated other comprehensive loss to the condensed consolidated statements of operations were as follows, in millions:

	Amounts Reclassified
Accumulated Other Comprehensive Loss	Three Months Ended September 30,		Nine Months Ended September 30,		Statement of Operations Line Item
	2019	2018	2019	2018
Amortization of defined-benefit pension and other post-retirement benefits:
Actuarial losses, net	$5	$5	$16	$15	Other income (expense), net
Tax (benefit)	(1)	(1)	(4)	(3)
Net of tax	$4	$4	$12	$12

Interest rate swaps	$—	$—	$1	$1	Interest expense
Tax (benefit)	—	—	—	—
Net of tax	$—	$—	$1	$1

In addition to the above amounts, we reclassified $14 million of deferred currency translation losses from accumulated other comprehensive loss to the condensed consolidated statement of operations in conjunction with the disposition of UKWG in September 2019. In addition, as of March 31, 2018, we adopted ASU 2018-02, "Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income." As a result of the adoption, we reclassified $59 million of the disproportionate tax benefit related to various defined-benefit plans from accumulated other comprehensive loss to retained deficit.

M. SEGMENT INFORMATION

Information by segment and geographic area was as follows, in millions:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019	2018	2019	2018	2019	2018	2019	2018
	Net Sales (A)		Operating Profit (Loss)		Net Sales (A)		Operating Profit (Loss)
Operations by segment:
Plumbing Products	$1,006	$992	$179	$177	$2,958	$2,995	$530	$534
Decorative Architectural Products	710	673	134	104	2,110	2,024	380	338
Cabinetry Products	231	239	26	23	719	724	79	62
Total	$1,947	$1,904	$339	$304	$5,787	$5,743	$989	$934
Operations by geographic area:
North America	$1,605	$1,565	$288	$253	$4,752	$4,653	$838	$773
International, principally Europe	342	339	51	51	1,035	1,090	151	161
Total	$1,947	$1,904	339	304	$5,787	$5,743	989	934
General corporate expense, net			(23)	(18)			(71)	(64)
Operating profit			316	286			918	870
Other income (expense), net			(47)	(38)			(135)	(129)
Income from continuing operations before income taxes			$269	$248			$783	$741

(A)	Inter-segment sales were not material.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

N. OTHER INCOME (EXPENSE), NET

Other, net, which is included in other income (expense), net, was as follows, in millions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Income from cash and cash investments and short-term bank deposits	$1	$1	$2	$3
Equity investment income, net	1	—	1	2
Foreign currency transaction (losses) gains	(4)	1	(2)	(5)
Net periodic pension and post-retirement benefit cost	(6)	(2)	(17)	(11)
Other items, net	—	—	—	(1)
Total other, net	$(8)	$—	$(16)	$(12)

O. INCOME PER COMMON SHARE

Reconciliations of the numerators and denominators used in the computations of basic and diluted income per common share were as follows, in millions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Numerator (basic and diluted):
Income from continuing operations	$184	$170	$546	$517
Less: Allocation to unvested restricted stock awards	1	1	4	5
Income from continuing operations attributable to common shareholders	183	169	542	512

(Loss) income from discontinued operations, net	(58)	10	(64)	23
Less: Allocation to unvested restricted stock awards	—	—	—	—
(Loss) income from discontinued operations attributable to common shareholders	(58)	10	(64)	23

Net income available to common shareholders	$125	$179	$478	$535

Denominator:
Basic common shares (based upon weighted average)	286	304	289	307
Add: Stock option dilution	1	2	1	2
Diluted common shares	287	306	290	309

For the three-month and nine-month periods ended September 30, 2019 and 2018, we allocated dividends and undistributed earnings to the unvested restricted stock awards.

Additionally, 855,000 and 1.2 million common shares for the three-month and nine-month periods ended September 30, 2019, respectively, and 668,000 and 627,000 common shares for the three-month and nine-month periods ended September 30, 2018, respectively, related to stock options and 20,000 common shares related to restricted stock units for the three-month and nine-month periods ended September 30, 2019 were excluded from the computation of diluted income per common share due to their antidilutive effect.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Concluded)

O. INCOME PER COMMON SHARE (Concluded)

In September 2019, our Board of Directors authorized the repurchase, for retirement, of up to $2.0 billion of shares of our common stock in open-market transactions or otherwise, replacing the previous Board of Directors authorization established in 2017. In the first nine months of 2019, we repurchased and retired 11.5 million shares of our common stock (including 0.6 million shares to offset the dilutive impact of long-term stock awards granted in the first nine months of the year), for approximately $440 million. At September 30, 2019, we had $1.96 billion remaining under the 2019 authorization.

On the basis of amounts paid (declared), cash dividends per common share were $0.120 ($0.135) and $0.360 ($0.375) for the three-month and nine-month periods ended September 30, 2019, respectively, and $0.105 ($0.120) and $0.315 ($0.330) for the three-month and nine-month periods ended September 30, 2018, respectively.

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

Q. INCOME TAXES

Our effective tax rate was 27 percent for both of the three-month periods ended September 30, 2019 and 2018.

Our effective tax rate was 26 percent and 25 percent for the nine-month periods ended September 30, 2019 and 2018, respectively. The increase in the rate was primarily due to an additional $9 million income tax benefit on stock-based compensation recognized in the nine-month period ended September 30, 2018.

MASCO CORPORATION
Item 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIRD QUARTER 2019 AND THE FIRST NINE MONTHS 2019 VERSUS THIRD QUARTER 2018 AND THE FIRST NINE MONTHS 2018

SALES AND OPERATIONS

The following table sets forth our net sales and operating profit (loss) by business segment and geographic area, dollars in millions:

	Three Months Ended September 30,		Percent Change
	2019	2018	2019	vs.	2018
Net Sales:
Plumbing Products	$1,006	$992	1%
Decorative Architectural Products	710	673	5%
Cabinetry Products	231	239	(3)%
Total	$1,947	$1,904	2%

North America	$1,605	$1,565	3%
International, principally Europe	342	339	1%
Total	$1,947	$1,904	2%

	Nine Months Ended September 30,		Percent Change
	2019	2018	2019	vs.	2018
Net Sales:
Plumbing Products	$2,958	$2,995	(1)%
Decorative Architectural Products	2,110	2,024	4%
Cabinetry Products	719	724	(1)%
Total	$5,787	$5,743	1%

North America	$4,752	$4,653	2%
International, principally Europe	1,035	1,090	(5)%
Total	$5,787	$5,743	1%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Operating Profit (Loss): (A)
Plumbing Products	$179	$177	$530	$534
Decorative Architectural Products	134	104	380	338
Cabinetry Products	26	23	79	62
Total	$339	$304	$989	$934

North America	$288	$253	$838	$773
International, principally Europe	51	51	151	161
Total	339	304	989	934
General corporate expense, net	(23)	(18)	(71)	(64)
Operating profit	$316	$286	$918	$870

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

The following discussion of consolidated results of operations and segment and geographic results refers to the three-month and nine-month periods ended September 30, 2019 compared to the same periods of 2018.

NET SALES

Net sales increased two percent and one percent for the three-month and nine-month periods ended September 30, 2019, respectively. Excluding acquisitions and the effect of currency translation, net sales increased three percent and one percent for the three-month and nine-month periods ended September 30, 2019, respectively. The following table reconciles reported net sales to net sales, excluding acquisitions and the effect of currency translation, in millions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net sales, as reported	$1,947	$1,904	$5,787	$5,743
Acquisitions	—	—	(65)	—
Net sales, excluding acquisitions	1,947	1,904	5,722	5,743
Currency translation	15	—	70	—
Net sales, excluding acquisitions and the effect of currency translation	$1,962	$1,904	$5,792	$5,743

North American net sales increased three percent and two percent for the three-month and nine-month periods ended September 30, 2019, respectively. Higher sales volumes of paints and other coatings increased sales by two percent for the three-month period only. Net selling price increases of plumbing products, paints and other coating products, and lighting products, in aggregate, increased sales by two percent for both the three-month and nine-month periods. The acquisition of Kichler in March 2018 increased sales by one percent for the nine-month period only. Such increases were partially offset by lower sales volume of lighting products which decreased sales by one percent for the three-month period only. Lower sales volume of lighting and plumbing products, in aggregate, decreased sales by one percent for the nine-month period only.

International net sales increased one percent for the three-month period ended September 30, 2019. In local currencies (including sales in currencies outside their respective functional currencies), net sales increased five percent. Higher sales volume and net selling prices of plumbing products, in aggregate, increased sales by six percent. Such increases were partially offset by unfavorable sales mix of plumbing products which decreased sales by one percent. International net sales decreased five percent for nine-month period ended September 30, 2019. In local currencies, net sales increased one percent primarily due to favorable net selling prices of plumbing products.

Net sales in the Plumbing Products segment increased one percent for the three-month period ended September 30, 2019. Higher sales volume of International operations increased sales by two percent and net selling prices of North American operations increased sales by two percent. Such increases were partially offset by foreign currency translation which decreased sales by two percent. Lower sales volume of North American operations decreased sales by one percent. Net sales in the Plumbing Products segment decreased one percent for the nine-month period ended September 30, 2019. Foreign currency translation decreased sales by two percent. Lower sales volume of North American operations further decreased sales by one percent. Such decreases were partially offset by favorable net selling prices of North American operations which increased sales by two percent.

Net sales in the Decorative Architectural Products segment increased five percent for the three-month period ended September 30, 2019. Net sales increased due to higher sales volume of paints and other coating products and net selling price increases of paints and other coating products and lighting products. Such increases were partially offset by lower sales volume of lighting products and builders' hardware. Net sales in the Decorative Architectural Products segment increased four percent for the nine-month period ended September 30, 2019. The acquisition of Kichler increased sales by three percent. Net selling price increases of paints and other coating products and lighting products also increased sales. Such increases were partially offset by lower sales volume of lighting products and paints and other coating products.

Net sales in the Cabinetry Products segment decreased three percent and one percent for the three-month and nine-month periods ended September 30, 2019, respectively. Unfavorable sales mix and lower sales volume, in aggregate, decreased sales by five percent and three percent for the three-month and nine-month periods, respectively. Such decreases were partially offset by net selling price increases which increased sales by two percent and three percent for the three-month and nine-month periods, respectively.

OPERATING PROFIT

Our gross profit margins were 34.2 percent and 34.1 percent for the three-month and nine-month periods ended September 30, 2019, respectively, compared with 32.7 percent and 33.3 percent for the comparable periods of 2018. Gross profit margins were positively impacted by increased net selling prices and the absence of the recognition of the inventory step up adjustment established as part of the acquisition of Kichler in 2018. Such increases were partially offset by an increase in commodity costs including tariffs.

Selling, general and administrative expenses, as a percentage of sales, were 17.9 percent and 18.1 percent for the three-month and nine-month periods ended September 30, 2019, respectively, compared to 17.7 percent and 18.1 percent for the comparable periods of 2018.

Operating profit in the Plumbing Products segment for the three-month period ended September 30, 2019 was positively impacted by increased net selling prices, the benefits associated with cost savings initiatives, and higher sales volumes. These positive impacts were partially offset by an increase in commodity costs and severance charges. Operating profit in the Plumbing Products segment for the nine-month period ended September 30, 2019 was negatively impacted by an increase in other expenses (such as trade show costs and severance charges), an increase in commodity costs, and lower sales volume. These negative impacts were partially offset by increased net selling prices and benefits associated with cost savings initiatives.

Operating profit in the Decorative Architectural Products segment for the three-month and nine-month periods ended September 30, 2019 was positively impacted by increased net selling prices of paints and other coating products and lighting products, the absence of the recognition of the inventory step up adjustment established as part of the acquisition of Kichler in 2018, the benefits associated with cost savings initiatives and, for the three-month period only, higher sales volume of paints and other coating products. These positive impacts were partially offset by an increase in commodity costs across the segment and lower sales volume of lighting products, and, for the nine-month period only, lower sales volume of paints and other coating products and a non-cash impairment charge related to an other indefinite-lived intangible asset for a trademark associated with lighting products.

Operating profit in the Cabinetry Products segment for the three-month and nine-month periods ended September 30, 2019 was positively impacted by increased net selling prices, the benefits associated with cost savings initiatives and, for the nine-month period only, a decrease in program launch and display expenses. These positive impacts were primarily offset by unfavorable sales mix and higher variable expenses, including professional fees to support the potential divestiture of the business.

OTHER INCOME (EXPENSE), NET

Interest expense for the three-month and nine-month periods ended September 30, 2019 was $39 million and $119 million, respectively, compared to $38 million and $117 million for the three-month and nine-month periods ended September 30, 2018.

Other, net, for the three-month and nine-month periods ended September 30, 2019 included $6 million and $17 million, respectively, of net periodic pension and post-retirement benefit cost, $4 million and $2 million, respectively, of foreign currency transaction losses, and $1 million of earnings related to equity method investments in both periods. Other, net, for the three-month and nine-month periods ended September 30, 2018 included $2 million and $11 million, respectively, of net periodic pension and post-retirement benefit cost, and $1 million of foreign currency transaction gains and $5 million of foreign currency transaction losses, respectively. The nine-month period ended September 30, 2018 also included $2 million of earnings related to equity method investments.

INCOME AND INCOME PER COMMON SHARE FROM CONTINUING OPERATIONS — ATTRIBUTABLE TO MASCO CORPORATION

Income from continuing operations for the three-month and nine-month periods ended September 30, 2019 was $184 million and $546 million, respectively, compared to $170 million and $517 million, respectively, for the comparable periods of 2018. Diluted income per common share for the three-month and nine-month periods ended September 30, 2019 was 0.64 and 1.87, respectively, per common share, compared with $.55 and $1.66, respectively, per common share for the comparable periods of 2018.

Our effective tax rate was 27 percent and 26 percent for the three-month and nine-month periods ended September 30, 2019, respectively, which were both higher than our normalized tax rate of 25 percent due primarily to losses in certain foreign jurisdictions providing no income tax benefit and a change in mix of earnings from lower to higher tax jurisdictions.

Our effective tax rate was 27 percent and 25 percent for the three-month and nine-month periods ended September 30, 2018, respectively. Our effective tax rate for the three-month period was higher than our normalized tax rate of 25 percent, primarily due to a $3 million income tax expense for non-deductible compensation resulting from IRS guidance issued related to the application of the Tax Cuts and Jobs Act of 2017.

OTHER FINANCIAL INFORMATION

Our current ratio was 1.5 to 1 and 1.6 to 1 at September 30, 2019 and December 31, 2018, respectively. The decrease in our current ratio is due primarily to the reclassification of our $201 million, 7.125% Notes due March 15, 2020 to short-term notes payable, as well as the adoption of ASC 842, which added $45 million of short-term operating lease liabilities to our balance sheet in the first quarter of 2019.

For the nine-month period ended September 30, 2019, net cash provided by operating activities was $605 million.

For the nine-month period ended September 30, 2019, net cash used for financing activities was $590 million, primarily due to $440 million for the repurchase and retirement of our common stock (including 0.6 million shares repurchased to offset the dilutive impact of long-term stock awards granted in 2019), $105 million for the payment of cash dividends, $42 million for dividends paid to noncontrolling interests, and $21 million for employee withholding taxes paid on stock-based compensation. These uses of cash were slightly offset by $23 million of proceeds from the exercise of stock options.

For the nine-month period ended September 30, 2019, net cash used for investing activities was $104 million, primarily for capital expenditures.

Our cash and cash investments were $475 million and $553 million at September 30, 2019 and December 31, 2018, respectively. Our cash and cash investments consist of overnight interest bearing money market demand accounts, time deposit accounts, and money market mutual funds containing government securities and treasury obligations.

Of the $475 million and $553 million of cash and cash investments held at September 30, 2019 and December 31, 2018, $254 million and $270 million, respectively, was held in our foreign subsidiaries. If these funds were needed for our operations in the U.S., their repatriation into the U.S. would not result in significant additional U.S. income tax or foreign withholding tax, as we have recorded such taxes on substantially all undistributed foreign earnings, except for those that are legally restricted.

On March 13, 2019, we entered into a credit agreement (the "Credit Agreement") with a bank group, with an aggregate commitment of $1.0 billion and a maturity date of March 13, 2024. Under the Credit Agreement, at our request and subject to certain conditions, we can increase the aggregate commitment up to an additional $500 million with the current bank group or new lenders. Upon entry into the Credit Agreement, our credit agreement dated March 28, 2013, as amended, with an aggregate commitment of $750 million, was terminated. See Note I to the condensed consolidated financial statements.

The Credit Agreement contains financial covenants requiring us to maintain (A) a maximum net leverage ratio, as adjusted for certain items, of 4.0 to 1.0, and (B) a minimum interest coverage ratio, as adjusted for certain items, equal to or greater than 2.5 to 1.0.  We were in compliance with all covenants and no borrowings were outstanding under our Credit Agreement at September 30, 2019.

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

All outstanding payments owed under the program are recorded within accounts payable in our condensed consolidated balance sheets. The amounts owed to participating financial institutions under the program and included in accounts payable for our continuing operations were $55 million and $71 million at September 30, 2019 and December 31, 2018, respectively. We account for all payments made under the program as a reduction to our cash flows from operations and reported within our increase in accounts payable and accrued liabilities, net, line within our condensed consolidated statements of cash flows. The amounts settled through the program and paid to participating financial institutions were $181 million and $188 million for our continuing operations during the nine-month periods ended September 30, 2019 and 2018, respectively. A downgrade in our credit rating or changes in the financial markets could limit the financial institutions’ willingness to commit funds to, and participate in, the program. We do not believe such risk would have a material impact on our working capital or cash flows, as substantially all of our payments are made outside of the program.

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

OUTLOOK FOR THE COMPANY

We continue to successfully execute our long-term growth strategies by leveraging our strong brand portfolio, industry-leading positions and Masco Operating System, our methodology to drive growth and productivity. We remain confident in the fundamentals of our business and will continue to execute on our strategies to create shareholder value. We believe that our strong financial position and cash flow generation, together with our current strategy of investing in our industry-leading branded building products, our continued focus on innovation and our commitment to operational excellence, the active management of our portfolio and disciplined capital allocation, will allow us to drive long-term growth and create value for our shareholders. Additionally, we have entered into a definitive agreement to sell Milgard Manufacturing Incorporated and are pursuing the sale of our Cabinetry business. We expect these sales to conclude in the next three to six months, assuming they can be completed on acceptable terms and conditions.

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

MASCO CORPORATION
Item 4.
CONTROLS AND PROCEDURES

a.     Evaluation of Disclosure Controls and Procedures.

The Company’s principal executive officer and principal financial officer have concluded, based on an evaluation of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15 that, as of September 30, 2019, the Company's disclosure controls and procedures were effective.

b.     Changes in Internal Control over Financial Reporting.

In connection with the evaluation of the Company's internal control over financial reporting that occurred during the quarter ended September 30, 2019, which is required under the Securities Exchange Act of 1934 by paragraph (d) of Exchange Rules 13a-15 or 15d-15 (as defined in paragraph (f) of Rule 13a-15), management determined that there was no change that materially affected or is reasonably likely to materially affect internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding the repurchase of our common stock for the three-month period ended September 30, 2019 under the 2017 share repurchase authorization:

Period	Total Number Of Shares Purchased	Average Price Paid Per Common Share	Total Number Of Shares Purchased As Part Of Publicly Announced Plans or Programs (A)	Maximum Value Of Shares That May Yet Be Purchased Under The Plans Or Programs
7/1/19-7/31/19	1,389,703	$38.98	1,389,703	$292,622,693
8/1/19-8/31/19	816,083	$39.22	816,083	$260,615,521
9/1/19-9/17/19	532,678	$41.99	532,678	$238,247,676
Total for the quarter	2,738,464	$39.64	2,738,464	$238,247,676

(A)
In May 2017, our Board of Directors authorized the repurchase, for retirement, of up to $1.5 billion of shares of our common stock in open-market transactions or otherwise. This authorization was replaced in September 2019.

The following table provides information regarding the repurchase of our common stock for the three-month period ended September 30, 2019 under the 2019 share repurchase authorization:

Period	Total Number Of Shares Purchased	Average Price Paid Per Common Share	Total Number Of Shares Purchased As Part Of Publicly Announced Plans or Programs (A)	Maximum Value Of Shares That May Yet Be Purchased Under The Plans Or Programs
9/18/19-9/30/19	1,034,800	$40.94	1,034,800	$1,957,633,549
Total for the quarter	1,034,800	$40.94	1,034,800	$1,957,633,549

(A)
In September 2019, our Board of Directors authorized the repurchase, for retirement, of up to $2.0 billion of shares of our common stock in open-market transactions or otherwise, replacing the previous Board of Directors authorization established in 2017.

MASCO CORPORATION

PART II.  OTHER INFORMATION, Continued

Item 6. Exhibits

2.1	–
Stock Purchase Agreement, dated September 29, 2019, by and between Masco Corporation and MIWD Holding Company LLC. Disclosure schedules and certain exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Stock Purchase Agreement as filed identifies such schedules and exhibits, including the general nature of their contents. Masco agrees to furnish a copy of any omitted attachment to the Securities and Exchange Commission on a confidential basis upon request. Incorporated by reference to Exhibit 2.1 to Masco Corporation’s Current Report on Form 8-K dated September 29, 2019 and filed on October 3, 2019.

10	–	Separation and Release Agreement dated July 19, 2019 between Amit Bhargava and Masco Corporation

31a	–	Certification by Chief Executive Officer Required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934

31b	–	Certification by Chief Financial Officer Required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934

32	–	Certification Required by Rule 13a-14(b) or 15d-14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code

101	–
The following financial information from Masco Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in Inline XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Shareholders' Equity, and (vi) Notes to Condensed Consolidated Financial Statements.

104	–	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

MASCO CORPORATION

PART II.  OTHER INFORMATION, Concluded

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MASCO CORPORATION

By:	/s/ John G. Sznewajs
Name: John G. Sznewajs
Title: Vice President, Chief Financial Officer

October 30, 2019