Form 10-K
period 2019-12-31
MASCO CORP /DE/
filed 2020-02-11
CIK 62996

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K
☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,”and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant on June 30, 2019 (based on the closing sale price of $39.24 of the Registrant's Common Stock, as reported by the New York Stock Exchange on such date) was approximately $11,280,228,700.
Number of shares outstanding of the Registrant's Common Stock at January 31, 2020:
277,735,100 shares of Common Stock, par value $1.00 per share

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's definitive Proxy Statement to be filed for its 2020 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

Masco Corporation
2019 Annual Report on Form 10-K

PART I

Item 1.	Business.
Masco Corporation is a global leader in the design, manufacture and distribution of branded home improvement and building products. Our portfolio of industry-leading brands associated with our continuing operations includes BEHR® paint; DELTA® and HANSGROHE® faucets and bath and shower fixtures; KICHLER® decorative and outdoor lighting; and HOT SPRING® spas. We leverage our powerful brands across product categories, sales channels and geographies to create value for our customers and shareholders.
We believe that our solid results of operations and financial position for 2019 resulted from our focus on our three strategic pillars:

•	drive the full potential of our core businesses;

•	leverage opportunities across our enterprise; and

•	actively manage our portfolio.
In 2019, we also continued to focus on our capital allocation strategy to enhance shareholder value by repurchasing over 20 million shares of our common stock and increasing our quarterly dividend by 12.5 percent. We will continue the disciplined execution of our strategy in 2020.
In addition, in 2019, we completed the divestitures of our Milgard Windows and Doors business ("Milgard") and our UK Windows Group business ("UKWG"), and in November we entered into a definitive agreement to sell our Masco Cabinetry business, which we expect to close in the first quarter of 2020. As a result, our Windows and Other Specialty Products segment and our Cabinetry Products segment are accounted for as discontinued operations in our consolidated financial statements. The following discussion in this "Item 1." relates only to our continuing operations unless otherwise noted.
Masco was incorporated under the laws of Michigan in 1929 and was reincorporated under the laws of Delaware in 1968.
Our Business Segments
We report our financial results from continuing operations in two segments, our Plumbing Products segment and our Decorative Architectural Products segment, which are aggregated by product similarity. Our Decorative Architectural Products segment is impacted by seasonality and normally experiences stronger sales during the second and third calendar quarters, corresponding with the peak season for repair and remodel activity.
Plumbing Products
The businesses in our Plumbing Products segment sell a wide variety of products that are manufactured or sourced by us.

•
Our plumbing products include faucets, showerheads, handheld showers, valves, bath hardware and accessories, bathing units, shower bases and enclosures and toilets. We sell these products to home center and online retailers and to wholesalers and distributors that, in turn, sell them to plumbers, building contractors, remodelers, smaller retailers and consumers.The majority of our faucet, bathing and showering products are sold in North America and Europe under the brand names DELTA®, BRIZO®, PEERLESS®, HANSGROHE®, AXOR®, GINGER®, NEWPORT BRASS®, BRASSTECH® and WALTEC®. Our BRISTAN™ and HERITAGE™ products are sold primarily in the United Kingdom.

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

•
We also supply high-quality, custom thermoplastic solutions, extruded plastic profiles and specialized fabrications, as well as PEX tubing, to manufacturers, distributors and wholesalers for use in diverse applications that include faucets and plumbing supplies, appliances, oil and gas equipment, building products and automotive components.

We believe that our plumbing products are among the leaders in sales in North America and Europe. Competitors of the majority of our products in this segment include Fortune Brands Home & Security, Inc.'s Moen, Rohl and Riobel brands, Kohler Co., Lixil Group Corporation’s American Standard and Grohe brands and Spectrum Brands Holdings, Inc.’s Pfister faucets. Competitors of our spas and exercise pools and systems include Artesian Spas, Jacuzzi and Master Spas brands. Foreign manufacturers competing with us are located primarily in Europe and China. We face significant competition from private label products. Many of the faucet and showering products with which our products compete are manufactured by foreign manufacturers that are putting pressure on price. The businesses in our Plumbing Products segment manufacture products in North America, Europe and Asia and source products from Asia and other regions. Competition for our plumbing products is based largely on brand reputation, product features and innovation, product quality, customer service, breadth of product offering and price.
Many of our plumbing products contain brass, the major components of which are copper and zinc. We have multiple sources, both domestic and foreign, for the raw materials used in this segment, and sufficient raw materials have been available for our needs. We have encountered price volatility for brass, brass components and any components containing copper and zinc. To help reduce the impact of this volatility, from time to time we may enter into long-term agreements with certain significant suppliers or, occasionally, use derivative instruments. In addition, some of the products in this segment that we import have been and may in the future be subject to duties and tariffs.
Decorative Architectural Products
We produce architectural coatings, including paints, primers, specialty coatings, stains and waterproofing products. These products are sold in North America, South America and China under the brand names BEHR®, KILZ® and other trademarks to “do‑it‑yourself” and professional customers through home center retailers and other retailers. Net sales of architectural coatings comprised approximately 31 percent , 30 percent and 32 percent of our consolidated net sales from our continuing operations in 2019, 2018, and 2017, respectively. Our BEHR products are sold through The Home Depot, our largest customer overall, as well as this segment’s largest customer. The loss of this segment’s sales to The Home Depot would have a material adverse effect on this segment’s business and on our consolidated business as a whole.
Our competitors in this segment include large national and international brands such as Benjamin Moore & Co., PPG Industries, Inc.'s Glidden, Olympic, Pittsburgh Paints and PPG brands, The Sherwin‑Williams Company's Minwax, Sherwin-Williams, Thompson’s Water Seal and Valspar brands and RPM International, Inc.'s Rust-Oleum and Zinsser brands, as well as many regional and other national brands. We believe that brand reputation is an important factor in consumer selection, and that competition in this industry is also based largely on product features and innovation, product quality, customer service and price.
Titanium dioxide and acrylic resins are principal raw materials in the manufacture of architectural coatings. The price for titanium dioxide can fluctuate as a result of global supply and demand dynamics and production capacity limitations, which can have a material impact on our costs and results of operations in this segment. The price of acrylic resins fluctuates based on the price of its components, which can also have a material impact on our costs and results of operations in this segment. In addition, the prices of crude oil, natural gas and certain petroleum by-products can impact our costs and results of operations in this segment. We have agreements with certain significant suppliers for this segment that are intended to help assure continued supply.

Our Decorative Architectural Products segment includes branded cabinet and door hardware, functional hardware, wall plates, hook and hook rail products, and picture hanging accessories, which are manufactured for us and sold to home center retailers, mass retailers, online retailers, other specialty retailers, original equipment manufacturers and wholesalers. These products are sold under the LIBERTY®, BRAINERD®, FRANKLIN BRASS® and other trademarks. Our key competitors in North America include Amerock Hardware, Richelieu Hardware Ltd., Top Knobs and private label brands. Decorative bath hardware, shower accessories, and shower doors are sold under the brand names DELTA® and FRANKLIN BRASS® and other trademarks to wholesalers, home center retailers, mass retailers and other specialty retailers. Competitors for these products include Fortune Brands Home & Security, Inc.'s Moen brand, Gatco Fine Bathware, Kohler Co. and private label brands.
This segment also includes decorative indoor and outdoor lighting fixtures, ceiling fans, landscape lighting and LED lighting systems. These products are sold to home center retailers, online retailers, electrical distributors, landscape distributors and lighting showrooms under the brand names KICHLER® and ÉLAN® and under other trademarks. Competitors of these products include FX Luminaire, Generation Brands, Hinkley Lighting, Inc., Hubbell Incorporated's Progress Lighting brand, Hunter Fan Company and private label brands.
We import certain materials and products for this segment that have been and may in the future be subject to duties and tariffs.
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
Backlog
We do not consider backlog orders to be material in either of our segments.
Employees
At December 31, 2019, our continuing operations employed approximately 18,000 people. In addition, our Masco Cabinetry business employed approximately 4,000 people whose employment with us will terminate upon completion of the divestiture. We have generally experienced satisfactory relations with our employees.
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
Our business relies on residential repair and remodeling activity and, to a lesser extent, on new home construction activity, both of which are impacted by a number of economic factors and the housing market.
Our business relies on residential repair and remodeling activity and, to a lesser extent, on new home construction activity. A number of factors impact consumers’ spending on home improvement projects as well as new home construction activity, including:

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
The fundamentals driving our business are impacted by economic cycles. Adverse changes or uncertainty involving the factors listed above or an economic downturn in the United States or worldwide could result in a decline in spending on residential repair and remodeling activity and a decline in demand for new home construction, which could adversely affect our results of operations and financial position.
We could lose market share if we do not maintain our strong brands, develop innovative products or respond to changing purchasing practices and consumer preferences or if our reputation is damaged.
Our competitive advantage is due, in part, to our ability to maintain our strong brands and to develop and introduce innovative new and improved products. Our initiatives to invest in brand building, brand awareness and product innovation may not be successful. The uncertainties associated with developing and introducing innovative and improved products, such as gauging changing consumer demands and preferences and successfully developing, manufacturing, marketing and selling these products, may impact the success of our product introductions. If the products we introduce do not gain widespread acceptance or if our competitors improve their products more rapidly or effectively than we do, we could lose market share or be required to reduce our prices, which could adversely impact our results of operations and financial position.
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
If we do not timely and effectively identify and respond to changing consumer preferences, including a shift in consumer purchasing practices toward e-commerce, our relationships with our customers and with consumers could be harmed, the demand for our brands and products could be reduced and our results of operations and financial position could be adversely affected.
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
Our products face significant competition. We believe that brand reputation is an important factor affecting product selection and that we compete on the basis of product features, innovation, quality, customer service, warranty and price. We sell many of our products through home center retailers, online retailers, distributors and independent dealers and rely on these customers to market and promote our products to consumers. Our success with our customers is dependent on our ability to provide quality products and timely delivery. In addition, home center retailers, which have historically concentrated their sales efforts on retail consumers and remodelers, are increasingly selling directly to professional contractors and installers, which may adversely affect our margins on our products that contractors and installers would otherwise buy through our dealers and wholesalers.
Certain of our customers are increasingly selling products sourced from low‑cost foreign manufacturers under their own private label brands, which directly compete with our brands. As this trend continues, we may experience lower demand for our products or a shift in the mix of some products we sell toward more value‑priced or opening price point products, which may affect our profitability.
In addition, we face competitive pricing pressure in the marketplace, including sales promotion programs, that could affect our market share or result in price reductions, which could adversely impact our results of operations and financial position.
Further, the growing e‑commerce channel brings an increased number of competitors and greater pricing transparency for consumers, as well as conflicts between our existing distribution channels and a need for different distribution methods. These factors could affect our results of operations and financial position. In addition, our relationships with our customers, including our home center customers, may be affected if we increase the amount of business we transact in the e-commerce channel.
If we are unable to maintain our competitive position in our industries, our results of operations and financial position could be adversely affected.
Our sales are concentrated with two significant customers.
As a result of the divestiture of our windows business in 2019 and the expected divestiture of our cabinetry business, the mix of our business operations has changed and the concentration of our sales to our two largest customers has increased and may continue to increase. In 2019, our net sales from our continuing operations to The Home Depot were $2.5 billion (approximately 37 percent of our consolidated net sales), and our net sales from our continuing operations to Lowe’s were less than 10 percent of our consolidated net sales. These home center retailers can significantly affect the prices we receive for our products and the terms and conditions on which we do business with them. Additionally, these home center retailers may reduce the number of vendors from which they purchase and could make significant changes in their volume of purchases from us. Although other retailers, dealers, distributors and homebuilders represent other channels of distribution for our products and services, we might not be able to quickly replace, if at all, the loss of a substantial portion of our sales to The Home Depot or the loss of all of our sales to Lowe’s, and any such loss would have a material adverse effect on our business, results of operations and financial position.
In addition, these home center retailers are granted product exclusivity from time to time, which affects our ability to sell products to other customers and increases the complexity of our product offerings and our costs.
Variability in the cost of our raw materials, component parts and finished goods, including the imposition of tariffs could affect our results of operations and financial position.
We purchase substantial amounts of raw materials, component parts and finished goods from outside sources, including international sources, and we manufacture certain of our products outside of the United States. Increases in the cost of the materials we purchase have in the past and may in the future increase the prices for our products, including as a result of new significant tariffs. For example, the recent trade dispute between the United States and China has resulted in increased tariffs which raised the cost of certain of our materials. There is a risk that additional tariffs on imports from China or new tariffs could be imposed, which could further increase the cost of the materials we purchase or import or the products we manufacture internationally. Further, our production could be affected if we or our suppliers are unable to procure our requirements for various commodities, including, among others, brass, resins, titanium dioxide and zinc, or if a shortage of these commodities results in significantly increased costs. Rising energy costs could also increase our production and transportation costs. In addition, water is a significant component of our architectural coatings products and may be subject to restrictions in certain regions. These factors could adversely affect our results of operations and financial position.

It can be difficult for us to pass on to customers our cost increases. Our existing arrangements with customers, competitive considerations and customer resistance to price increases may delay or make us unable to adjust selling prices. If we are not able to sufficiently increase the prices of our products or achieve cost savings to offset increased material and production costs, including the impact of increasing tariffs, our results of operations and financial position could be adversely affected. Increased selling prices for our products have and may in the future lead to sales declines and loss of market share, particularly if those prices are not competitive. When our material costs decline, we have experienced and may in the future receive pressure from our customers to reduce our prices. Such reductions could adversely affect our results of operations and financial position.
From time to time we enter into long-term agreements with certain significant suppliers to help ensure continued availability of the commodities we require to produce our products and to establish firm pricing, but at times these contractual commitments may result in our paying above market prices for commodities during the term of the contract. Occasionally, we may also use derivative instruments, including commodity futures and swaps. This strategy increases the possibility that we may make commitments for these commodities at prices that subsequently exceed their market prices, which has occurred and could occur in the future and may adversely affect our results of operations and financial position.
We are dependent on third-party suppliers.
We are dependent on third‑party suppliers for many of our products and components, and our ability to offer a wide variety of products depends on our ability to obtain an adequate and timely supply of these products and components. Failure of our suppliers to timely provide us quality products on commercially reasonable terms, or to comply with applicable legal and regulatory requirements, or our policies regarding our supplier business practices, could have a material adverse effect on our results of operations and financial position or could damage our reputation. Sourcing these products and components from alternate suppliers, including suppliers from new geographic regions, is time-consuming and costly and could result in inefficiencies or delays in our business operations. Accordingly, the loss of critical suppliers, or a substantial decrease in the availability of products or components from our suppliers, could disrupt our business and adversely affect our results of operations and financial position.
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
In 2019, 21 percent of our sales from continuing operations were made outside of North America (principally in Europe) and transacted in currencies other than the U.S. dollar. In addition to our European operations, we manufacture products in Asia and source products and components from third parties globally. Risks associated with our international operations include changes in political, monetary and social environments, economic conditions, labor conditions and practices, the laws, regulations and policies of foreign governments, social and political unrest, terrorist attacks, cultural differences and differences in enforcement of contract and intellectual property rights.
We are also affected by domestic and international laws applicable to companies doing business abroad or importing and exporting goods and materials. These include tax laws, laws regulating competition, anti‑bribery/anti‑corruption and other business practices, and trade regulations, including duties and tariffs. Compliance with these laws is costly, and future changes to these laws may require significant management attention and disrupt our operations. Additionally, while it is difficult to assess what changes may occur and the relative effect on our international tax structure, significant changes in how U.S. and foreign jurisdictions tax cross‑border transactions could adversely affect our results of operations and financial position.
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
Additionally, as the situation involving the United Kingdom’s decision to exit from the European Union continues to develop, we could experience volatility in the currency exchange rates or a change in the demand for our products and services, particularly in our U.K. and European markets, or there could be disruption of our operations and our customers’ and suppliers’ businesses.

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
Pursuing the acquisition of businesses complementary to our portfolio is a component of our strategy for future growth. If we are not able to identify suitable acquisition candidates or consummate potential acquisitions within a desired time frame or at acceptable terms and prices, our long‑term competitive positioning may be affected. Even if we are successful in acquiring businesses, the businesses we acquire may not be able to achieve the revenue, profitability or growth we anticipate, or we may experience challenges and risks in integrating these businesses into our existing business. Such risks include:

•	difficulties realizing expected synergies and economies of scale;

•	diversion of management attention and our resources;

•	unforeseen liabilities;

•	issues or conflicts with our new or existing customers or suppliers; and

•	difficulties in retaining critical employees of the acquired businesses.
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
To be successful, we must invest significant resources to attract, develop and retain highly qualified, talented and diverse employees at all levels, who have the experience, knowledge and expertise to implement our strategic initiatives. We compete for employees with a broad range of employers in many different industries, including large multinational firms, and we may fail in recruiting, developing, motivating and retaining them, particularly with low unemployment levels in the United States. From time to time, we have been affected by a shortage of qualified personnel in certain geographic areas. Our growth, competitive position and results of operations and financial position could be adversely affected by our failure to attract, develop and retain key employees, to build strong leadership teams, or to develop effective succession planning to assure smooth transitions of those employees and the knowledge and expertise they possess, or by a shortage of qualified employees.
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
We have implemented security policies, processes and layers of defense designed to help identify and protect against intentional and unintentional misappropriation or corruption of our systems and information and disruption of our operations. Despite these efforts, our systems have been and may in the future be damaged, disrupted, or shut down due to cybersecurity attacks by unauthorized access, malware, ransomware, undetected intrusion, hardware failures, or other events, and in these circumstances our disaster recovery plans may be ineffective or inadequate. These breaches or intrusions have led and could in the future lead to business interruption, production or operational downtime, product shipment delays, exposure or loss of proprietary, confidential, personal or financial information, data corruption, an inability to report our financial results in a timely manner, damage to the reputation of our brands, damage to our relationships with our customers and suppliers, exposure to litigation, and increased costs associated with the remediation and mitigation of such attacks. Such events could adversely affect our results of operations and financial position. In addition, we could be adversely affected if any of our significant customers or suppliers experiences any similar events that disrupt their business operations or damage their reputation.
We may not experience the anticipated benefits from our investments in new technology.
We continue to invest in new technology systems throughout our company, including implementations of Enterprise Resource Planning (“ERP”) systems at our business units. ERP implementations are complex and require significant management oversight, and we have experienced, and may continue to experience, unanticipated expenses and interruptions to our operations during these implementations. Our results of operations and financial position, as well as the effectiveness of our internal controls over financial reporting, could be adversely affected if we do not appropriately select and implement our new technology systems in a timely manner or if we experience significant unanticipated expenses or disruptions in connection with the implementation of ERP systems.
Claims and litigation could be costly.
We are involved in various claims and litigation, including class actions, mass torts and regulatory proceedings, that arise in the ordinary course of our business and that could have a material adverse effect on us. The types of matters may include, among others: competition, product liability, employment, warranty, advertising, contract, personal injury, environmental, intellectual property, product compliance and insurance coverage. The outcome and effect of these matters are inherently unpredictable, and defending and resolving them can be costly and can divert management’s attention. We have and may continue to incur significant costs as a result of claims and litigation.
We are also subject to product safety regulations, product recalls and direct claims for product liability that can result in significant costs and, regardless of the ultimate outcome, create adverse publicity and damage the reputation of our brands and business. Also, we rely on other manufacturers to provide products or components for products that we sell. Due to the difficulty of controlling the quality of products and components we source from other manufacturers, we are exposed to risks relating to the quality of such products and to limitations on our recourse against such suppliers.
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
We are subject to a wide variety of federal, state, local and foreign laws and regulations pertaining to:

•	securities matters;

•	taxation;

•	anti-bribery/anti-corruption;

•	employment matters;

•	minimum wage requirements;

•	health and safety;

•	the protection of employees and consumers;

•	product compliance;

•	competition practices;

•	trade, including duties and tariffs;

•	data privacy and the collection and storage of information; and

•	climate change and environmental issues.
In addition to complying with current requirements and known future requirements, even more stringent requirements could be imposed on us in the future.
As we sell new types of products or existing products in new geographic areas or channels or for new applications, we are subject to the requirements applicable to those sales. Additionally, some of our products must be certified by industry organizations. Compliance with new or changed laws, regulations and industry standards may require us to alter our product designs, our manufacturing processes, our packaging or our sourcing. These compliance activities are costly and require significant management attention and resources. If we do not effectively and timely comply with such regulations and industry standards, our results of operations and financial position could be adversely affected.

We may not be able to adequately protect or prevent the unauthorized use of our intellectual property.
Protecting our intellectual property is important to our growth and innovation efforts. We own a number of patents, trade names, brand names and other forms of intellectual property in our products and manufacturing processes throughout the world. There can be no assurance that our efforts to protect our intellectual property rights will prevent violations. Our intellectual property has been and may again be challenged or infringed upon by third parties, particularly in countries where property rights are not highly developed or protected. In addition, the global nature of our business increases the risk that we may be unable to obtain or maintain our intellectual property rights on reasonable terms. Furthermore, others may assert intellectual property infringement claims against us. Current and former employees, contractors, customers or suppliers have or may have had access to proprietary or confidential information regarding our business operations that could harm us if used by them, or disclosed to others, including our competitors. Protecting and defending our intellectual property could be costly, time consuming and require significant resources. If we are not able to protect our existing intellectual property rights, or prevent unauthorized use of our intellectual property, sales of our products may be affected and we may experience reputational damage to our brand names, increased litigation costs and adverse impact to our competitive position, which could adversely affect our results of operations and financial position.
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

Item 1B.    Unresolved Staff Comments.
None.

Item 2.	Properties.
The table below lists principal North American properties used by our continuing operations.

Business Segment	Manufacturing	Warehouse and Distribution
Plumbing Products	20	7
Decorative Architectural Products	8	16
Totals	28	23
Most of our North American facilities used by our continuing operations range from single warehouse buildings to complex manufacturing facilities. We own most of our North American manufacturing facilities, none of which is subject to significant encumbrances. A substantial number of our warehouse and distribution facilities are leased.
Our Masco Cabinetry business uses 8 manufacturing facilities and 3 warehouse buildings, each located within North America.
The table below lists principal properties used by our continuing operations outside of North America.

Business Segment	Manufacturing	Warehouse and Distribution
Plumbing Products	10	18
Decorative Architectural Products	—	—
Totals	10	18
Most of our international facilities used by our continuing operations are in China, Germany and the United Kingdom. We own most of our international manufacturing facilities, none of which is subject to significant encumbrances. A substantial number of our international warehouse and distribution facilities are leased.
There are no international properties associated with our Masco Cabinetry business.

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
The New York Stock Exchange is the principal market on which our common stock is traded, under the ticker symbol MAS. On January 31, 2020, there were approximately 3,100 holders of record of our common stock.
We expect that our practice of paying quarterly dividends on our common stock will continue, although the payment of future dividends is at the discretion of our Board of Directors and will depend upon our earnings, capital requirements, financial condition and other factors.
In September 2019, our Board of Directors authorized the repurchase, for retirement, of up to $2.0 billion of shares of our common stock in open-market transactions or otherwise, replacing the previous authorization established by our Board of Directors in 2017. During 2019, we repurchased and retired 20.1 million shares of our common stock (including 0.6 million shares to offset the dilutive impact of long-term stock awards granted during the year), for approximately $896 million. At December 31, 2019, we had $1.5 billion remaining under the 2019 authorization. The following table provides information regarding the repurchase of our common stock for the three-month period ended December 31, 2019.

Period	Total Number of Shares Purchased	Average Price Paid Per Common Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Value of Shares That May Yet Be Purchased Under the Plans or Programs
10/1/19 - 10/31/19	726,500	$42.52	726,500	$1,926,741,040
11/1/19 - 11/30/19 (A)	7,869,212	$54.03	7,869,212	$1,501,539,755
12/1/19 - 12/31/19	—	$—	—	$1,501,539,755
Total for the quarter	8,595,712		8,595,712	$1,501,539,755
_____________________________

(A)
In November 2019, we entered into an accelerated stock repurchase transaction whereby we agreed to repurchase a total of $400 million of our common stock with an initial delivery of 7.3 million shares. This transaction will be completed in February 2020, at which time we anticipate we will receive, at no additional cost, 1.2 million additional shares of our common stock resulting from expected changes in the volume weighted average stock price of our common stock over the term of the transaction. The average price paid per common share does not reflect the holdback shares that we expect to receive upon completion of the accelerated stock repurchase transaction.  If we had received the expected additional 1.2 million shares at inception of the accelerated stock repurchase transaction, the total number of shares purchased under this transaction would have been approximately 8.5 million with an average price paid per common share of approximately $47.25.

Performance Graph
The table below compares the cumulative total shareholder return on our common stock with the cumulative total return of (i) the Standard & Poor's 500 Composite Stock Index ("S&P 500 Index"), (ii) The Standard & Poor's Industrials Index ("S&P Industrials Index") and (iii) the Standard & Poor's Consumer Durables & Apparel Index ("S&P Consumer Durables & Apparel Index"), from December 31, 2014 through December 31, 2019, when the closing price of our common stock was $47.99. The graph assumes investments of $100 on December 31, 2014 in our common stock and in each of the three indices and the reinvestment of dividends.
The table below sets forth the value, as of December 31 for each of the years indicated, of a $100 investment made on December 31, 2014 in each of our common stock, the S&P 500 Index, the S&P Industrials Index and the S&P Consumer Durables & Apparel Index and includes the reinvestment of dividends.

	2015	2016	2017	2018	2019
Masco	$129.60	$146.62	$206.07	$138.69	$230.60
S&P 500 Index	$101.38	$113.51	$138.29	$132.23	$173.86
S&P Industrials Index	$97.47	$115.85	$140.22	$121.58	$157.29
S&P Consumer Durables & Apparel Index	$99.25	$93.48	$110.85	$97.60	$131.17

Item 6.	Selected Financial Data.

	Dollars in Millions (Except Per Common Share Data)
	2019	2018	2017	2016	2015
Net sales (1)(2)	$6,707	$6,654	$6,014	$5,754	$5,513
Operating profit (1)(2)(3)	1,088	1,077	1,029	986	798
Income from continuing operations attributable to Masco Corporation (1)(2)	639	636	426	426	282
Income per common share from continuing operations (1)(2):
Basic	$2.21	$2.06	$1.34	$1.29	$0.82
Diluted	2.20	2.05	1.33	1.28	0.81
Dividends declared	0.510	0.450	0.410	0.390	0.370
Dividends paid	0.495	0.435	0.405	0.385	0.365
At December 31:
Total assets (2)	$5,027	$5,393	$5,534	$5,164	$5,664
Long-term debt	2,771	2,971	2,969	2,995	2,403
Shareholders' (deficit) equity (2)	(56)	69	183	(96)	58

(1)	Amounts exclude discontinued operations for all periods presented. Refer to Note B to the consolidated financial statements for further details.

(2)
Net sales, operating profit, income from continuing operations attributable to Masco Corporation, income per common share from continuing operations, total assets and shareholders' equity for 2015 has not been recast for the impact of the adoption of Accounting Standards Codification 606.

(3)
Operating profit for 2015 has not been recast for the impact of the adoption of Accounting Standards Update 2017-07, "Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost."

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
In addition to the various factors included in the "Executive Level Overview," "Critical Accounting Policies and Estimates" and "Outlook for the Company" sections, our future performance may be affected by the levels of residential repair and remodel activity and new home construction, our ability to maintain our strong brands and reputation and to develop innovative products, our ability to maintain our competitive position in our industries, our reliance on key customers, the cost and availability of materials and the imposition of tariffs, our dependence on third-party suppliers, risks associated with our international operations and global strategies, our ability to achieve the anticipated benefits of our strategic initiatives, including the pending divestiture of our Masco Cabinetry business, our ability to successfully execute our acquisition strategy and integrate businesses that we have and may acquire, our ability to attract, develop and retain talented personnel, risks associated with our reliance on information systems and technology, and our ability to achieve the anticipated benefits from our investments in new technology. These and other factors are discussed in detail in Item 1A "Risk Factors" of this Report. Any forward-looking statement made by us speaks only as of the date on which it was made. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. Unless required by law, we undertake no obligation to update publicly any forward-looking statements as a result of new information, future events or otherwise.
Executive Level Overview
We design, manufacture and distribute branded home improvement and building products. These products are sold primarily for repair and remodeling activity and, to a lesser extent, new home construction. We sell our products through home center retailers, online retailers, mass merchandisers, hardware stores, homebuilders, distributors, and direct to the consumer.
2019 Results
Net sales were positively impacted by increased net selling prices across our two segments and the acquisition of The L.D. Kichler Co. ("Kichler") in March 2018. Such increases were partially offset by a decrease in volume, primarily in our Decorative Architectural Products segment and unfavorable foreign currency translation.
Our Plumbing Products segment was negatively impacted by an increase in other expenses (such as salaries, marketing spend and severance charges), an increase in commodity costs, unfavorable foreign currency translation, and higher depreciation expense. These negative impacts were partially offset by increased net selling prices and the benefits associated with cost savings initiatives. Our Decorative Architectural Products segment was positively impacted by increased net selling prices across the segment, the absence of the recognition of the inventory step-up adjustment established as part of the 2018 Kichler acquisition, and the benefits associated with cost savings initiatives. These positive impacts were partially offset by an increase in commodity costs and lower sales volume across the segment, an increase in strategic growth investments and a non-cash impairment charge related to an other indefinite-lived intangible asset for a trademark associated with lighting products.

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
Revenue Recognition and Receivables
We recognize revenue as control of our products is transferred to our customers, which is generally at the time of shipment or upon delivery based on the contractual terms with our customers. We provide customer programs and incentive offerings, including special pricing and co-operative advertising arrangements, promotions and other volume-based incentives. These customer programs and incentives are considered variable consideration. We include in revenue variable consideration only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the variable consideration is resolved. This determination is made based upon known customer program and incentive offerings at the time of sale, and expected sales volume forecasts as it relates to our volume-based incentives. This determination is updated each reporting period.
We monitor our exposure for credit losses on customer receivable balances and the credit worthiness of our customers on an on-going basis and maintain allowances for doubtful accounts receivable for estimated losses resulting from the inability of customers to make required payments. Allowances are estimated based upon specific customer balances, where a risk of default has been identified, and also include a provision for non-customer specific defaults based upon historical collection, return and write-off activity. A separate allowance is recorded for customer incentive rebates and is generally based upon sales activity.
Goodwill and Other Intangible Assets
We record the excess of purchase cost over the fair value of net tangible assets of acquired companies as goodwill or other identifiable intangible assets. In the fourth quarter of each year, or as events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount, we primarily complete the impairment testing of goodwill utilizing a discounted cash flow method. We selected the discounted cash flow methodology because we believe that it is comparable to what would be used by market participants. For our Masco Cabinetry reporting unit, we utilized a market approach to determine its fair value instead of the discounted cash flow method, as we were actively marketing the Masco Cabinetry business for sale and on November 14, 2019 we entered into a definitive agreement to sell the business. We have defined our reporting units and completed the impairment testing of goodwill at the operating segment level.
Determining market values using a discounted cash flow method requires us to make significant estimates and assumptions, including long-term projections of cash flows, market conditions and appropriate discount rates. Our judgments are based upon historical experience, current market trends, consultations with external valuation specialists and other information. While we believe that the estimates and assumptions underlying the valuation methodology are reasonable, different estimates and assumptions could result in different outcomes. In estimating future cash flows, we rely on internally generated five-year forecasts for sales and operating profits, and, currently, a two to three percent long-term assumed annual growth rate of cash flows for periods after the five-year forecast. We generally develop these forecasts based upon, among other things, recent sales data for existing products, planned timing of new product launches, estimated repair and remodel activity and estimated housing starts. Our assumptions included a relatively stable U.S. Gross Domestic Product growing at approximately 1.9 percent per annum and a eurozone Gross Domestic Product growing at approximately 1.0 percent per annum over the five-year forecast.

We utilize our weighted average cost of capital of approximately 8.0 percent as the basis to determine the discount rate to apply to the estimated future cash flows. Our weighted average cost of capital decreased in 2019 as compared to 2018, primarily due to declining interest rates and lower long-term market growth outlooks. In 2019, based upon our assessment of the risks impacting each of our businesses, we applied a risk premium to increase the discount rate to a range of 10.0 percent to 12.0 percent for our reporting units.
If the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized to the extent that a reporting unit's recorded carrying value exceeds its fair value, not to exceed the carrying amount of goodwill in that reporting unit.
In the fourth quarter of 2019, we estimated that future discounted cash flows projected for all of our reporting units were greater than the carrying values. Accordingly, we did not recognize any impairment charges for goodwill. A 10 percent decrease in the estimated fair value of our reporting units would have resulted in a $35 million impairment to one of our reporting units.
We review our other indefinite-lived intangible assets for impairment annually, in the fourth quarter, or as events occur or circumstances change that indicate the assets may be impaired without regard to the business unit. Potential impairment is identified by comparing the fair value of an other indefinite-lived intangible asset to its carrying value. We utilize a relief-from-royalty model to estimate the fair value of other indefinite-lived intangible assets. We consider the implications of both external (e.g., market growth, competition and local economic conditions) and internal (e.g., product sales and expected product growth) factors and their potential impact on cash flows related to the intangible asset in both the near- and long-term. We also consider the profitability of the business, among other factors, to determine the royalty rate for use in the impairment assessment.
We utilize our weighted average cost of capital of approximately 8.0 percent as the basis to determine the discount rate to apply to the estimated future cash flows. In 2019, based upon our assessment of the risks impacting each of our businesses, we applied a risk premium to increase the discount rate to a range of 11.0 percent to 13.0 percent for our other indefinite-lived intangible assets.
In the fourth quarter of 2019, we estimated that future discounted cash flows projected for our other indefinite-lived intangible assets were greater than the carrying values. Accordingly, we did not recognize any impairment charges for other indefinite-lived intangible assets. A 10 percent decrease in the estimated fair value of our other indefinite-lived intangible assets would have resulted in a $3 million impairment for one of our trade names.
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
In December 2019, our Board of Directors approved the termination of our qualified domestic defined-benefit pension plans. As a result of this decision, the projected benefit obligations for these plans were increased to reflect the incremental costs to terminate the plans. Upon termination in 2021, we expect to recognize from accumulated other comprehensive loss approximately $420 million of pre-tax actuarial losses and approximately $90 million of income tax benefit, which includes approximately $11 million of tax expense from the elimination of a disproportionate tax effect.
In December 2019, our discount rate for obligations decreased to a weighted average of 2.5 percent from 3.8 percent. The discount rate for obligations is based primarily upon the expected duration of each defined-benefit pension plan's liabilities matched to the December 31, 2019 Willis Towers Watson Rate Link Curve. For our qualified domestic defined-benefit pension plans, the projected benefit obligations include the estimated incremental cost related to the termination. For these plans, the discount rate was then set equal to the discount rate that results in the same projected benefit obligation resulting from the normal projected benefit obligation calculation plus the estimated incremental cost to terminate. The discount rates we use for our defined-benefit pension plans ranged from 1.1 percent to 3.0 percent, with the most significant portion of the liabilities having a discount rate for obligations of 2.4 percent or higher. The assumed asset return was primarily 3.0 percent, reflecting the expected long-term return on plan assets based upon an analysis of expected and historical rates of return of various asset classes utilizing the current and long-term target asset allocation of the plan assets.
The net underfunded amount for our qualified defined-benefit pension plans, which is the difference between the projected benefit obligation and plan assets, increased to $254 million at December 31, 2019 from $226 million at December 31, 2018. Our projected benefit obligation for our unfunded, non-qualified, defined-benefit pension plans increased to $161 million at December 31, 2019 from $155 million at December 31, 2018. These unfunded plans are not subject to the funding requirements of the Pension Protection Act of 2006. In accordance with the Pension Protection Act, the Adjusted Funding Target Attainment Percentage for the various defined-benefit pension plans ranges from 90 percent to 119 percent.
The increase in our qualified defined-benefit pension plan projected benefit obligation was primarily impacted by a decrease in the discount rate. During 2019, we contributed $56 million to our qualified defined-benefit pension plans, and our qualified defined-benefit pension plan assets had a positive return of 17.7 percent. Refer to Note M to the consolidated financial statements for additional information.
We expect pension expense for our qualified defined-benefit pension plans to be $30 million in 2020 compared with $16 million in 2019. If we assumed that the future return on plan assets was 50 basis points lower than the assumed asset return and the discount rate decreased by 50 basis points, the 2020 pension expense would increase by $5 million. Assuming a 0 percent asset return for our qualified domestic defined-benefit pension plans, projected 2020 total qualified defined-benefit pension plan expenses are expected to be approximately $37 million. We expect pension expense for our non-qualified defined-benefit pension plans to be $8 million in 2020, consistent with the pension expense recognized in 2019.
We anticipate that we will be required to contribute approximately $23 million in 2020 to our qualified and non-qualified defined-benefit plans; however, we currently anticipate contributing approximately $64 million in 2020. Refer to Note M to the consolidated financial statements for further information regarding the funding of our plans.
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
We maintain a valuation allowance on certain state and foreign deferred tax assets as of December 31, 2019. Should we determine that we would not be able to realize our remaining deferred tax assets in these jurisdictions in the future, an adjustment to the valuation allowance would be recorded in the period such determination is made. The need to maintain a valuation allowance against deferred tax assets may cause greater volatility in our effective tax rate.
The comprehensive U.S. tax reform, which generally became effective in 2018, has had a significant impact on our effective tax rate and taxes paid primarily due to the reduction in the U.S. Federal corporate tax rate from 35 percent to 21 percent and the additional U.S. taxes on our foreign earnings. The continued impact from U.S. tax reform may differ from our current estimates due to the issuance and finalization of future regulatory guidance.

Corporate Development Strategy
We expect to maintain a balanced growth strategy pursuing organic growth by maximizing the full potential of our existing businesses and, as appropriate, complementing our existing business with strategic acquisitions. In addition, we actively manage our portfolio of companies by divesting of those businesses that do not align with our long-term growth strategy.
During 2019, we completed the divestitures of our UKWG and Milgard businesses and entered into a definitive agreement to sell our Masco Cabinetry business. We will continue to review all of our businesses to determine which businesses, if any, may not align with our long-term growth strategy.

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
Our total debt as a percent of total capitalization was 102 percent and 98 percent at December 31, 2019 and 2018, respectively. Refer to Note K to the consolidated financial statements for additional information.
During 2019, we completed the divestitures of our UKWG and Milgard businesses and entered into a definitive agreement to sell our Masco Cabinetry business. With the combined proceeds of $722 million for the UKWG and Milgard divestitures, we executed an accelerated stock repurchase agreement to repurchase $400 million of our common stock. This repurchase is under Masco's existing share repurchase authorization of $2.0 billion of shares of our common stock, which was approved in September 2019. During 2019, including the accelerated stock repurchase agreement, we repurchased 20.1 million shares of our common stock for cash aggregating $896 million.
Additionally, we redeemed and retired $201 million of our 7.125% Notes due March 15, 2020 on December 19, 2019. In connection with this early retirement, we incurred a loss on debt extinguishment of $2 million, which was recorded as interest expense in our consolidated statement of operations.
In the third quarter of 2019, we increased our quarterly dividend to $.135 per common share from $.12 per common share.
On March 13, 2019, we entered into a credit agreement (the "Credit Agreement") with an aggregate commitment of $1.0 billion and a maturity date of March 13, 2024. Under the Credit Agreement, at our request and subject to certain conditions, we can increase the aggregate commitment up to an additional $500 million with the current lenders or new lenders. Upon entry into the Credit Agreement, our credit agreement dated March 28, 2013, as amended, with an aggregate commitment of $750 million, was terminated. See Note K to the consolidated financial statements.
The Credit Agreement contains financial covenants requiring us to maintain (A) a net leverage ratio, as adjusted for certain items, not exceeding 4.0 to 1.0, and (B) a minimum interest coverage ratio, as adjusted for certain items, not less than 2.5 to 1.0.  We were in compliance with all covenants and no borrowings were outstanding under our Credit Agreement at December 31, 2019.
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
All outstanding payments owed under the program are recorded within accounts payable in our consolidated balance sheets. The amounts owed to participating financial institutions under the program and included in accounts payable for our continuing operations were $29 million and $35 million at December 31, 2019 and 2018, respectively. We account for all payments made under the program as a reduction to our cash flows from operations and reported within our (decrease) increase in accounts payable and accrued liabilities, net, line within our consolidated statements of cash flows. The amounts settled through the program and paid to participating financial institutions were $164 million, $117 million, and $186 million for our continuing operations during the years ended December 31, 2019, 2018, and 2017, respectively. A downgrade in our credit rating or changes in the financial markets could limit the financial institutions’ willingness to commit funds to, and participate in, the program. We do not believe such risk would have a material impact on our working capital or cash flows, as substantially all of our payments are made outside of the program.
We had cash and cash investments of approximately $697 million at December 31, 2019. Our cash and cash investments consist of overnight interest bearing money market demand accounts, time deposit accounts, and money market mutual funds containing government securities and treasury obligations. While we attempt to diversify these investments in a prudent manner to minimize risk, it is possible that future changes in the financial markets could affect the security or availability of these investments.
Of the $697 million and $552 million of cash and cash investments we held at December 31, 2019 and 2018, respectively, $297 million and $270 million, respectively, was held in our foreign subsidiaries. If these funds were needed for our operations in the U.S., their repatriation into the U.S. would not result in significant additional U.S. income tax or foreign withholding tax, as we have recorded such taxes on substantially all undistributed foreign earnings, except for those that are legally restricted.
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
Our current ratio was 1.8 to 1 and 1.6 to 1 at December 31, 2019 and 2018, respectively. The increase in our current ratio is due primarily to the cash received from the divestiture of our Milgard business less cash used for the accelerated stock repurchase agreement and to repay and retire our 7.125% Notes due March 15, 2020.

Cash Flows
Significant sources and (uses) of cash in the past three years are summarized as follows, in millions:

	2019	2018	2017
Net cash from operating activities	$833	$1,032	$751
Retirement of notes	(201)	(114)	(535)
Purchase of Company common stock	(896)	(654)	(331)
Cash dividends paid	(144)	(134)	(129)
Dividends paid to noncontrolling interest	(42)	(89)	(35)
Capital expenditures	(162)	(219)	(173)
Debt extinguishment costs	(2)	—	(104)
Acquisition of businesses, net of cash acquired	—	(549)	(89)
Issuance of notes, net of issuance costs	—	—	593
Employee withholding taxes paid on stock-based compensation	(23)	(42)	(33)
Proceeds from disposition of:
Businesses, net of cash disposed	722	—	128
Property and equipment	34	14	24
Financial investments	1	5	7
Decrease in debt, net	(8)	(1)	(3)
Proceeds of short-term bank deposits, net	—	108	112
Effect of exchange rate changes on cash and cash investments	14	4	55
Other, net	12	4	(34)
Cash increase (decrease)	$138	$(635)	$204
Our working capital days were as follows:

	At December 31,
	2019	2018
Receivable days	54	54
Inventory days	67	71
Accounts Payable days	68	69
Working capital (receivables plus inventories, less accounts payable) as a percentage of net sales	15.7%	15.8%
Net cash provided by operations of $833 million consisted primarily of net income adjusted for certain non-cash items, including depreciation and amortization expense of $159 million, stock-based compensation expense and amortization expense related to in-store displays, as well as employee withholding taxes paid on stock-based compensation, which is classified as a financing activity. These amounts were partially offset by the net gain on the sale of Milgard and UKWG as well as contributions to our defined-benefit pension plans.
Net cash used for financing activities was $1,291 million, primarily due to $896 million for the repurchase and retirement of Company common stock (as part of our strategic initiative to drive shareholder value), $201 million for the early retirement of our 7.125% Notes due March 15, 2020, $144 million for the payment of cash dividends, $42 million for dividends paid to noncontrolling interests and $23 million for employee withholding taxes paid on stock-based compensation. These uses of cash were slightly offset by $27 million of proceeds from the exercise of stock options.

In September 2019, our Board of Directors authorized the repurchase, for retirement, of up to $2.0 billion of shares of our common stock in open-market transactions or otherwise, replacing the previous authorization established by our Board of Directors in 2017. During 2019, we repurchased and retired 20.1 million shares of our common stock, (including 0.6 million shares repurchased to offset the dilutive impact of long-term stock awards granted in 2019). At December 31, 2019, we had $1.5 billion remaining under the authorization. Consistent with past practice and as part of our strategic initiative to drive shareholder value, we anticipate using approximately $1.2 billion of cash for share repurchases (including shares which will be purchased to offset any dilution from long-term stock awards granted as part of our compensation programs) in 2020.
Net cash provided by investing activities was $582 million, primarily driven by $720 million of proceeds from the sale of Milgard, net of cash disposed, partially offset by $162 million for capital expenditures.
We continue to invest in our manufacturing and distribution operations to increase our productivity, improve customer service and support product innovation. Capital expenditures for 2019 were $162 million, compared with $219 million for 2018 and $173 million for 2017. For 2020, capital expenditures of our continuing operations, excluding any potential acquisitions, are expected to be approximately $150 million. Depreciation and amortization expense for 2019 totaled $159 million, compared with $156 million for 2018 and $127 million for 2017. For 2020, depreciation and amortization expense of our continuing operations, excluding any potential 2020 acquisitions, is expected to be approximately $140 million. Amortization expense totaled $27 million in 2019, compared with $24 million and $11 million in 2018 and 2017, respectively.
Costs of environmental responsibilities and compliance with existing environmental laws and regulations have not had, nor do we expect them to have, a material effect on our capital expenditures, financial position or results of operations.
We believe that our present cash balance and cash flows from operations, and our ability to utilize our Credit Agreement are sufficient to fund our near-term working capital and other investment needs. We believe that our longer-term working capital and other general corporate requirements will be satisfied through cash flows from operations and, to the extent necessary, from bank borrowings and future financial market activities.
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

Sales and Operations
Net sales for 2019 were $6.7 billion, which increased one percent compared to 2018. Excluding acquisitions and the effect of currency translation, net sales increased one percent. The following table reconciles reported net sales to net sales excluding acquisitions and the effect of currency translation, in millions:

	Year Ended December 31
	2019	2018
Net sales, as reported	$6,707	$6,654
Acquisitions	(65)	—
Net sales, excluding acquisitions	6,642	6,654
Currency translation	77	—
Net sales, excluding acquisitions and the effect of currency translation	$6,719	$6,654

Net sales for 2019 increased one percent primarily due to increased net selling prices of our plumbing products and paints and other coating products, which, in aggregate, increased sales by two percent. The acquisition of Kichler in March 2018 increased sales by one percent. Net sales for 2019 were negatively impacted by decreased sales volume of our lighting products which decreased sales by one percent. Foreign currency translation also decreased sales by one percent.
Net sales for 2018 increased 11 percent primarily due to the acquisition of Kichler in March 2018 and Mercury Plastics, Inc. ("Mercury") in December 2017, which increased sales by six percent. Net sales were also positively impacted by increased sales volume of plumbing products, which increased sales by three percent, and net selling price increases of paints and other coating products, and plumbing products, which, in aggregate, increased sales by two percent. Foreign currency translation also increased sales by one percent. Net sales for 2018 were negatively affected by the divestiture of our Arrow Fastener Co., LLC ("Arrow") and Moores Furniture Group Limited ("Moores") businesses, which, in aggregate, decreased sales by one percent.
Our gross profit margins were 35.4 percent, 35.0 percent and 36.9 percent in 2019, 2018 and 2017, respectively. The 2019 gross profit margin was positively impacted by increased net selling prices and the absence of the recognition of the inventory step up adjustment established as part of the acquisition of Kichler. Such increases were partially offset by an increase in commodity costs including tariffs. The 2018 gross profit margin was negatively impacted by an increase in commodity costs, the recognition of the inventory step up adjustment established as a part of the acquisition of Kichler, an increase in other expenses (such as salaries and logistics costs) and unfavorable sales mix. These negative impacts were partially offset by an increase in net selling prices, increased sales volume, and the benefits associated with cost savings initiatives.
Selling, general and administrative expenses as a percent of sales were 19.0 percent in 2019 compared with 18.8 percent in 2018 and 19.8 percent in 2017. The increase in selling, general, and administrative expenses as a percentage of sales in 2019 was primarily driven by an increase in marketing spend. The decrease in selling, general, and administrative expenses as a percentage of sales in 2018 was driven by leverage of fixed expenses, due primarily to increased sales volume and improved cost control.
The following table reconciles reported operating profit to operating profit, as adjusted to exclude certain items, dollars in millions:

	2019	2018	2017
Operating profit, as reported	$1,088	$1,077	$1,029
Rationalization charges	13	9	2
Kichler inventory step up adjustment	—	40	—
Impairment charge for other intangible assets	9	—	—
Operating profit, as adjusted	$1,110	$1,126	$1,031
Operating profit margins, as reported	16.2%	16.2%	17.1%
Operating profit margins, as adjusted	16.5%	16.9%	17.1%
Operating profit in 2019 was positively affected by increased net selling prices, the absence of the recognition of the Kichler inventory step up adjustment and benefits associated with cost savings initiatives. These positive impacts were partially offset by an increase in commodity costs including tariffs and an increase in other expenses (such as salaries). Operating profit in 2018 was positively affected by increased net selling prices, increased sales volume, and benefits associated with cost savings initiatives. These positive impacts were partially offset by an increase in commodity costs, the recognition of the Kichler inventory step up adjustment and an increase in other expenses (such as salaries, logistics costs, and ERP costs).
Other Income (Expense), Net
Other, net, for 2019 included $21 million of net periodic pension and post-retirement benefit cost, partially offset by $2 million of realized foreign currency transaction gains and $1 million of earnings related to equity method investments.
Other, net, for 2018 included $14 million of net periodic pension and post-retirement benefit cost and $8 million of realized foreign currency transaction losses. These expenses were partially offset by $3 million of earnings related to equity method investments and $1 million related related to distributions from private equity funds.

Interest expense was $159 million, $156 million and $279 million in 2019, 2018 and 2017, respectively. The decrease in interest expense from 2017 to 2018 is primarily the result of a loss on debt extinguishment of $107 million, which was recorded as additional interest expense in connection with the early retirement of debt in 2017, the discharge of indebtedness in 2018 and refinancing certain debt at more favorable interest rates in 2017.
Income and Income Per Common Share from Continuing Operations (Attributable to Masco Corporation)
Income and diluted income per common share from continuing operations for 2019 were $639 million and $2.20 per common share, respectively. Income and diluted income per common share from continuing operations for 2018 were $636 million and $2.05 per common share, respectively. Income and diluted income per common share from continuing operations for 2017 were $426 million and $1.33 per common share, respectively.
Our effective tax rate was 25 percent, 24 percent and 34 percent in 2019, 2018 and 2017, respectively. U.S. tax reform, which generally became effective in 2018, reduced the U.S. Federal tax rate from 35 percent to 21 percent. Additionally, effective January 1, 2017 we adopted ASU 2016-09, which requires the tax effects related to employee stock-based payments to be recorded to income tax expense, thus increasing the volatility in our effective tax rate. Our normalized tax rate was 26 percent for both 2019 and 2018 and 34 percent for 2017.
Our effective tax rate in 2019 and 2018 was lower than our normalized of 26 percent due primarily to a $3 million income tax benefit from a change in judgment regarding the realizability of certain deferred tax assets in our state and foreign jurisdictions recognized in 2019 and a $4 million and $14 million tax benefit from stock-based compensation payments recognized in 2019 and 2018, respectively.
The 2017 effective tax rate was impacted by divestiture of businesses with no tax impact. This impact was offset by a $17 million net tax benefit from the impact of changes in U.S. Federal tax law and a $18 million tax benefit from stock-based compensation payments recognized in 2017.
Refer to Note R to the consolidated financial statements for additional information.
Outlook for the Company

We continue to execute our long-term growth strategies by leveraging our strong brand portfolio, industry-leading positions and Masco Operating System, our methodology to drive growth and productivity. We remain confident in the fundamentals of our business and will continue to execute on our strategies to create shareholder value. We believe that our strong financial position and cash flow generation, together with our current strategy of investing in our industry-leading branded building products, our continued focus on innovation and our commitment to operational excellence, the active management of our portfolio and disciplined capital allocation, will allow us to drive long-term growth and create value for shareholders. Additionally, we completed the divestitures of Milgard and UKWG, as well as, entered into a definitive agreement to sell our Masco Cabinetry business. The closing of the sale of our Masco Cabinetry business is expected during the first quarter of 2020, subject to customary closing conditions.

Business Segment and Geographic Area Results
The following table sets forth our net sales and operating profit information for our continuing operations by business segment and geographic area, dollars in millions.

				Percent Change
	2019	2018	2017	2019 vs. 2018	2018 vs. 2017
Net Sales:
Plumbing Products	$3,984	$3,998	$3,732	—%	7%
Decorative Architectural Products	2,723	2,656	2,206	3%	20%
Total	$6,707	$6,654	$5,938	1%	12%
North America	$5,328	$5,208	$4,568	2%	14%
International, principally Europe	1,379	1,446	1,370	(5)%	6%
Total	$6,707	$6,654	$5,938	1%	12%
Divestitures not included in discontinued operations (A)	—	—	76
Total net sales	$6,707	$6,654	$6,014	1%	11%

	2019	2018	2017
Operating Profit: (B)
Plumbing Products	$708	$715	$702
Decorative Architectural Products	480	456	438
Total	$1,188	$1,171	$1,140

North America	$987	$954	$924
International, principally Europe	201	217	216
Total	1,188	1,171	1,140
General corporate expense, net	(100)	(94)	(105)
Divestitures not included in discontinued operations (A)	—	—	(6)
Total operating profit	$1,088	$1,077	$1,029

(A)	Divestitures not included in discontinued operations, refer to Note P to the consolidated financial statements for additional information.

(B)	Before general corporate expense, net; refer to Note P to the consolidated financial statements for additional information.

Business Segment Results Discussion
Changes in operating profit in the following Business Segment and Geographic Area Results discussion exclude general corporate expense, net, and compares each respective period to the same period of the immediately preceding year.
Description of changes to sales and operating profit between 2018 and 2017 for the Plumbing Products and Decorative Architectural Products segments were excluded as there were no changes from what was disclosed in the December 31, 2018 Form 10-K.
Plumbing Products
Sales
Net sales in the Plumbing Products segment were flat in 2019. Net selling price increases of North American operations increased sales by two percent. This increase was offset by foreign currency translation, which decreased sales by two percent.
Operating Results
Operating profit in the Plumbing Products segment in 2019 was negatively impacted by an increase in other expenses (such as salaries, marketing spend and severance charges), an increase in commodity costs including tariffs, unfavorable foreign currency translation, and unfavorable mix. These negative impacts were partially offset by increased net selling prices and benefits associated with cost savings initiatives.
Decorative Architectural Products
Sales
Net sales of Decorative Architectural Products increased three percent in 2019. The acquisition of Kichler increased sales by two percent. Net selling price increases of paints and other coating products and to a lesser extent, lighting products and builders' hardware also increased sales. Such increases were partially offset by lower sales volume, primarily related to our lighting products.
Operating Results
Operating profit in the Decorative Architectural Products segment in 2019 was positively impacted by increased net selling prices, the absence of the recognition of the Kichler inventory step up adjustment, and the benefits associated with cost savings initiatives. These positive impacts were partially offset by an increase in commodity costs including tariffs, lower sales volume, an increase in strategic growth investments and a non-cash impairment charge related to an other indefinite-lived intangible asset for a trademark associated with lighting products.
Business Rationalizations and Other Initiatives
Over the last several years, we have taken several actions focused on the strategic rationalization of our businesses including business consolidations, plant closures, headcount reductions and other cost savings initiatives. In 2019, 2018 and 2017, we incurred net pre-tax costs and charges related to these initiatives of $13 million, $9 million, and $2 million, respectively.
We continue to realize the benefits of our business rationalizations and continuous improvement initiatives across our enterprise and expect to identify additional opportunities to improve our business operations, although we do not anticipate that the related costs will be as significant as they have been historically.
During 2019, 2018 and 2017, our Plumbing Products segment incurred costs and charges of $13 million, $9 million and $2 million, respectively. The 2019 costs primarily related to severance and plant consolidation costs in North America. The 2018 costs primarily related to plant closure costs in North America.

Geographic Area Results Discussion

North America
Sales
North American net sales in 2019 increased two percent. Net selling price increases of plumbing products and paints and other coating products, in aggregate, increased sales by two percent. The acquisition of Kichler in March 2018 increased sales by one percent. Such increases were partially offset by lower sales volume of lighting products, which decreased sales by one percent.
North American net sales in 2018 increased 14 percent. Net sales were positively impacted by the acquisitions of Kichler and Mercury which, in aggregate, increased sales by eight percent. Net sales were also positively impacted by increased sales volume of plumbing products, which increased sales by four percent, and increased net selling prices of paints and other coating products, which increased sales by two percent.
Operating Results
Operating profit from North American operations in 2019 was positively affected by net selling price increases of plumbing products and paints and other coating products, the absence of the Kichler inventory step-up adjustment, and benefits associated with cost savings initiatives. The positive impacts were partially offset by increased commodity costs and lower volume.
Operating profit from North American operations in 2018 was positively affected by increased net selling prices, higher sales volume, and the benefits associated with cost savings initiatives. These positive impacts were partially offset by an increase in commodity costs, the recognition of the Kichler inventory step up adjustment and an increase in other expenses (such as salaries, logistics costs, and ERP costs).
International, Principally Europe
Sales
Net sales from International operations in 2019 decreased five percent. In local currencies (including sales in foreign currencies outside their respective functional currencies), net sales were flat with favorable net selling prices of plumbing products being offset by unfavorable sales mix.
Net sales from International operations in 2018 increased six percent. In local currencies, net sales increased two percent, primarily due to higher sales volume of plumbing products, which increased sales by two percent, and net selling price increases, which increased sales by two percent. Such increases were partially offset by an unfavorable sales mix, which decreased sales by one percent.
Operating Results
Operating profit from International operations in 2019 was negatively impacted by other expenses (such as salaries and marketing spend), unfavorable foreign currency translation and an increase in commodity costs, partially offset by increased net selling prices.
Operating profit from International operations in 2018 was positively impacted by increased net selling prices, higher sales volume and favorable foreign currency translation, mostly offset by an increase in other expenses (such as salaries and logistic costs), an increase in commodity costs and unfavorable sales mix.

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

Contractual Obligations
The following table provides payment obligations related to current contracts at December 31, 2019, in millions:

	Payments Due by Period
	2020	2021-2022	2023-2024	Beyond 2024	Other	Total
Debt (A)	$2	$731	$5	$2,052	$—	$2,790
Interest (A)	134	236	200	576	—	1,146
Operating leases	45	70	37	101	—	253
Currently payable income taxes	10	—	—	—	—	10
Private equity funds (B)	—	—	—	—	4	4
Purchase commitments (C)	240	1	—	—	—	241
Uncertain tax positions, including interest and penalties (D)	—	—	—	—	73	73
Total	$431	$1,038	$242	$2,729	$77	$4,517

(A)	We assume that all debt would be held to maturity. Amounts include finance lease obligations.

(B)	There is no schedule for the capital commitments to the private equity funds; accordingly, we are unable to make a reasonable estimate as to when capital commitments may be paid.

(C)	Excludes contracts that do not require volume commitments and open or pending purchase orders.

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
We are exposed to the impact of changes in interest rates and foreign currency exchange rates, particularly changes between the U.S. dollar and the European euro, British pound, and Canadian dollar, and to market price fluctuations related to our financial investments. We have insignificant involvement with derivative financial instruments and use such instruments to the extent necessary to manage exposure to foreign currency fluctuations.
At December 31, 2019, we performed sensitivity analyses to assess the potential loss in the fair values of market risk sensitive instruments resulting from a hypothetical change of 10 percent in foreign currency exchange rates, a 10 percent decline in the market value of our long-term investments, or a 100 basis point change in interest rates. Based upon the analyses performed, such changes would not be expected to materially affect our consolidated financial position, results of operations or cash flows.

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
We assessed the effectiveness of our internal control over financial reporting as of December 31, 2019 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control – Integrated Framework (2013). Based on this assessment, we have determined that our internal control over financial reporting was effective as of December 31, 2019.
PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2019, as stated in their report, which is presented herein. Their report expressed an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2019 and expressed an unqualified opinion on our 2019 consolidated financial statements. This report appears under 'Item 8. Financial Statements and Supplementary Data' under the heading "Report of Independent Registered Public Accounting Firm."

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Masco Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Masco Corporation and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, of comprehensive income (loss), of shareholders' equity and of cash flows for each of the three years in the period ended December 31, 2019, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Goodwill Impairment Assessments

As described in Notes A and H to the consolidated financial statements, the Company’s consolidated goodwill balance was $509 million as of December 31, 2019. Management performs an annual impairment test of goodwill in the fourth quarter of each year, or as events occur or circumstances change that would indicate the carrying value of goodwill may be impaired. Potential impairment is identified by comparing the fair value of a reporting unit to its carrying value, including goodwill. Management estimates fair value by using a discounted cash flow model or a market approach. The determination of fair value using the discounted cash flow model requires management to make significant estimates and assumptions related to forecasted sales and operating profits, and the discount rate.

The principal considerations for our determination that performing procedures relating to the goodwill impairment assessments is a critical audit matter are there was significant judgment by management when developing the fair value measurements of the reporting units. This in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures to evaluate management’s discounted cash flow model, including significant assumptions related to forecasted sales and the discount rates. In addition, the audit effort involved the use of professionals with specialized skill and knowledge to assist in performing these procedures and evaluating the audit evidence obtained from these procedures.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessments, including controls over the valuation of the Company’s reporting units. These procedures also included, among others, testing management’s process for developing the fair value estimates; evaluating the appropriateness of the model; testing the completeness, accuracy, and relevance of underlying data used in the model; and, evaluating the significant assumptions used by management, including forecasted sales and the discount rates. Professionals with specialized skill and knowledge were used to assist in evaluating the Company’s discount rate assumptions. Evaluating management’s assumption related to forecasted sales involved evaluating whether the assumptions used were reasonable considering (i) the current and past performance of the reporting units, (ii) the consistency with external market and industry data as relates to forecasted sales, and (iii) whether they were consistent with evidence obtained in other areas of the audit.

/s/ PricewaterhouseCoopers LLP

Detroit, Michigan
February 11, 2020
We have served as the Company’s auditor since 1959.

Financial Statements and Supplementary Data

MASCO CORPORATION and Consolidated Subsidiaries
CONSOLIDATED BALANCE SHEETS

December 31, 2019 and 2018
(In Millions, Except Share Data)

	2019	2018
ASSETS
Current Assets:
Cash and cash investments	$697	$552
Receivables	997	990
Inventories	754	798
Prepaid expenses and other	90	84
Assets held for sale	173	342
Total current assets	2,711	2,766
Property and equipment, net	878	885
Goodwill	509	511
Other intangible assets, net	259	288
Operating lease right-of-use assets	176	—
Other assets	139	90
Assets held for sale	355	853
Total assets	$5,027	$5,393

LIABILITIES
Current Liabilities:
Accounts payable	$697	$736
Notes payable	2	8
Accrued liabilities	700	645
Liabilities held for sale	149	295
Total current liabilities	1,548	1,684
Long-term debt	2,771	2,971
Other liabilities	751	549
Liabilities held for sale	13	120
Total liabilities	5,083	5,324

Commitments and contingencies (Note T)

EQUITY
Masco Corporation's shareholders' equity:
Common shares, par value $1 per share Authorized shares: 1,400,000,000; Issued and outstanding: 2019 – 275,600,000; 2018 – 293,900,000	276	294
Preferred shares authorized: 1,000,000; Issued and outstanding: 2019 and 2018 – None	—	—
Paid-in capital	—	—
Retained deficit	(332)	(278)
Accumulated other comprehensive loss	(179)	(127)
Total Masco Corporation's shareholders' deficit	(235)	(111)
Noncontrolling interest	179	180
Total equity	(56)	69
Total liabilities and equity	$5,027	$5,393

See notes to consolidated financial statements.

MASCO CORPORATION and Consolidated Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2019, 2018 and 2017
(In Millions, Except Per Common Share Data)

	2019	2018	2017
Net sales	$6,707	$6,654	$6,014
Cost of sales	4,336	4,327	3,794
Gross profit	2,371	2,327	2,220
Selling, general and administrative expenses	1,274	1,250	1,191
Impairment charge for other intangible assets	9	—	—
Operating profit	1,088	1,077	1,029
Other income (expense), net:
Interest expense	(159)	(156)	(279)
Other, net	(15)	(14)	(32)
	(174)	(170)	(311)
Income from continuing operations before income taxes	914	907	718
Income tax expense	230	221	245
Income from continuing operations	684	686	473
Income from discontinued operations, net	296	98	107
Net income	980	784	580
Less: Net income attributable to noncontrolling interest	45	50	47
Net income attributable to Masco Corporation	$935	$734	$533

Income per common share attributable to Masco Corporation:
Basic:
Income from continuing operations	$2.21	$2.06	$1.34
Income from discontinued operations, net	1.03	0.32	0.34
Net income	$3.24	$2.38	$1.68
Diluted:
Income from continuing operations	$2.20	$2.05	$1.33
Income from discontinued operations, net	1.02	0.32	0.33
Net income	$3.22	$2.37	$1.66

Amounts attributable to Masco Corporation:
Income from continuing operations	$639	$636	$426
Income from discontinued operations, net	296	98	107
Net income	$935	$734	$533

See notes to consolidated financial statements.

MASCO CORPORATION and Consolidated Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

For the Years Ended December 31, 2019, 2018 and 2017
(In Millions)

	2019	2018	2017
Net income	$980	$784	$580
Less: Net income attributable to noncontrolling interest	45	50	47
Net income attributable to Masco Corporation	$935	$734	$533
Other comprehensive (loss) income, net of tax (Note O):
Cumulative translation adjustment	$6	$(31)	$133
Interest rate swaps	2	2	3
Pension and other post-retirement benefits	(64)	9	63
Other comprehensive (loss) income, net of tax	(56)	(20)	199
Less: Other comprehensive (loss) income attributable to the noncontrolling interest:
Cumulative translation adjustment	$(1)	$(15)	$28
Pension and other post-retirement benefits	(3)	(2)	1
	(4)	(17)	29
Other comprehensive (loss) income attributable to Masco Corporation	$(52)	$(3)	$170
Total comprehensive income	$924	$764	$779
Less: Total comprehensive income attributable to noncontrolling interest	41	33	76
Total comprehensive income attributable to Masco Corporation	$883	$731	$703

See notes to consolidated financial statements.

MASCO CORPORATION and Consolidated Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2019, 2018 and 2017
(In Millions)

	2019	2018	2017
CASH FLOWS FROM (FOR) OPERATING ACTIVITIES:
Net income	$980	$784	$580
Depreciation and amortization	159	156	127
Display amortization	12	21	25
Deferred income taxes	(41)	4	13
Employee withholding taxes paid on stock-based compensation	23	42	33
Gain on disposition of investments, net	(1)	(4)	(4)
(Gain) loss on disposition of businesses, net	(298)	—	13
Pension and other postretirement benefits	(45)	(47)	(38)
Impairment of financial investments	—	—	2
Impairment of goodwill and other intangible assets	16	—	—
Stock-based compensation	35	27	38
Increase in receivables	(37)	(46)	(140)
Decrease (increase) in inventories	58	(11)	(78)
(Decrease) increase in accounts payable and accrued liabilities, net	(27)	108	67
Debt extinguishment costs	2	—	104
Other, net	(3)	(2)	9
Net cash from operating activities	833	1,032	751

CASH FLOWS FROM (FOR) FINANCING ACTIVITIES:
Retirement of notes	(201)	(114)	(535)
Purchase of Company common stock	(896)	(654)	(331)
Cash dividends paid	(144)	(134)	(129)
Dividends paid to noncontrolling interest	(42)	(89)	(35)
Issuance of notes, net of issuance costs	—	—	593
Debt extinguishment costs	(2)	—	(104)
Increase in debt	—	—	2
Proceeds from the exercise of stock options	27	14	—
Employee withholding taxes paid on stock-based compensation	(23)	(42)	(33)
Payment of debt	(8)	(1)	(5)
Credit Agreement and other financing costs	(2)	—	—
Net cash for financing activities	(1,291)	(1,020)	(577)

CASH FLOWS FROM (FOR) INVESTING ACTIVITIES:
Capital expenditures	(162)	(219)	(173)
Acquisition of businesses, net of cash acquired	—	(549)	(89)
Proceeds from disposition of:
Businesses, net of cash disposed	722	—	128
Short-term bank deposits	—	108	218
Property and equipment	34	14	24
Other financial investments	1	5	7
Purchases of short-term bank deposits	—	—	(106)
Other, net	(13)	(10)	(34)
Net cash from (for) investing activities	582	(651)	(25)
Effect of exchange rate changes on cash and cash investments	14	4	55

CASH AND CASH INVESTMENTS:
Increase (decrease) for the year	138	(635)	204
At January 1	559	1,194	990
At December 31	$697	$559	$1,194

See notes to consolidated financial statements.

MASCO CORPORATION and Consolidated Subsidiaries
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

For the Years Ended December 31, 2019, 2018 and 2017
(In Millions, Except Per Common Share Data)

	Total	Common Shares ($1 par value)	Paid-In Capital	Retained (Deficit) Earnings	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interest
Balance, January 1, 2017	$(96)	$318	$—	$(374)	$(235)	$195
Total comprehensive income	779			533	170	76
Shares issued	(19)	2	(21)
Shares retired:
Repurchased	(331)	(9)	(8)	(314)
Surrendered (non-cash)	(15)	(1)		(14)
Cash dividends declared	(129)			(129)
Dividends paid to noncontrolling interest	(35)					(35)
Stock-based compensation	29		29
Balance, December 31, 2017	$183	$310	$—	$(298)	$(65)	$236
Reclassification of disproportionate tax effects (Refer to Note O)	—			59	(59)
Total comprehensive income (loss)	764			734	(3)	33
Shares issued	(9)	3	(4)	(8)
Shares retired:
Repurchased	(654)	(19)	(26)	(609)
Surrendered (non-cash)	(19)			(19)
Cash dividends declared	(137)			(137)
Dividends paid to noncontrolling interest	(89)					(89)
Stock-based compensation	30		30
Balance, December 31, 2018	$69	$294	$—	$(278)	$(127)	$180
Total comprehensive income (loss)	924			935	(52)	41
Shares issued	15	3	12
Shares retired:
Repurchased	(896)	(20)	(42)	(834)
Surrendered (non-cash)	(10)	(1)		(9)
Cash dividends declared	(146)			(146)
Dividends paid to noncontrolling interest	(42)					(42)
Stock-based compensation	30		30
Balance, December 31, 2019	$(56)	$276	$—	$(332)	$(179)	$179

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
Revenue Recognition.    We recognize revenue as control of our products is transferred to our customers, which is generally at the time of shipment or upon delivery based on the contractual terms with our customers. Our customers' payment terms generally range from 30 to 65 days of fulfilling our performance obligations and recognizing revenue.
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
Short-Term Bank Deposits.    Occasionally, we invest a portion of our foreign excess cash in short-term bank deposits. These highly liquid investments have original maturities between three and twelve months and are valued at cost, which approximate their fair value. These short-term bank deposits are classified in the current assets section of our consolidated balance sheets, and interest income related to short-term bank deposits is recorded in our consolidated statements of operations in other income (expense), net.

MASCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

A. ACCOUNTING POLICIES (Continued)
Receivables.    We do significant business with a number of customers, including certain home center retailers. We monitor our exposure for credit losses on our customer receivable balances and the credit worthiness of our customers on an on-going basis and record related allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Allowances are estimated based upon specific customer balances, where a risk of default has been identified, and also include a provision for non-customer specific defaults based upon historical collection, return and write-off activity. A separate allowance is recorded for customer incentive rebates and is generally based upon sales activity. Receivables are presented net of certain allowances (including allowances for doubtful accounts) of $36 million and $33 million at December 31, 2019 and 2018, respectively.
Property and Equipment.    Property and equipment, including significant improvements to existing facilities, are recorded at cost. Upon retirement or disposal, the cost and accumulated depreciation are removed from the accounts and any gain or loss is included in the consolidated statements of operations. Maintenance and repair costs are charged against earnings as incurred.
We review our property and equipment as events occur or circumstances change that would more likely than not reduce the fair value of the property and equipment below its carrying amount. If the carrying amount of property and equipment is not recoverable from its undiscounted cash flows, then we would recognize an impairment loss for the difference between the carrying amount and the current fair value. Further, we evaluate the remaining useful lives of property and equipment at each reporting period to determine whether events and circumstances warrant a revision to the remaining depreciation periods.
Depreciation.    Depreciation expense is computed principally using the straight-line method over the estimated useful lives of the assets. Annual depreciation rates are as follows: buildings and land improvements, 2 to 10 percent, computer hardware and software, 17 to 33 percent, and machinery and equipment, 5 to 33 percent. Depreciation expense, including discontinued operations, was $132 million in 2019 and 2018 and $116 million in 2017.
Leases. We determine if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use assets (“ROU assets”), accrued liabilities and other liabilities on our consolidated balance sheet. Finance lease ROU assets are included in property and equipment, net, notes payable, and long-term debt on our consolidated balance sheet.
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

MASCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

A. ACCOUNTING POLICIES (Continued)
Goodwill and Other Intangible Assets.    We perform our annual impairment testing of goodwill in the fourth quarter of each year, or as events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We have defined our reporting units and completed the impairment testing of goodwill at the operating segment level. Our operating segments are reporting units that engage in business activities, for which discrete financial information, including five-year forecasts, are available. We compare the fair value of the reporting units to the carrying value of the reporting units for goodwill impairment testing. Fair value is determined primarily using a discounted cash flow method, which includes significant unobservable inputs (Level 3 inputs), and requires us to make significant estimates and assumptions, including long-term projections of cash flows, market conditions and appropriate discount rates. Our judgments are based upon historical experience, current market trends, consultations with external valuation specialists and other information. In estimating future cash flows, we rely on internally generated five-year forecasts for sales and operating profits, and, currently, a two percent to three percent long-term assumed annual growth rate of cash flows for periods after the five-year forecast. We utilize our weighted average cost of capital of approximately 8.0 percent as the basis to determine the discount rate to apply to the estimated future cash flows. In 2019, based upon our assessment of the risks impacting each of our businesses, we applied a risk premium to increase the discount rate to a range of 10.0 percent to 12.0 percent for our reporting units. For our Masco Cabinetry reporting unit, we utilized a market approach to determine its fair value instead of the discounted cash flow method, as we were actively marketing the Masco Cabinetry business for sale and on November 14, 2019 we entered into a definitive agreement to sell the business. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized to the extent that a reporting unit's carrying value exceeds its fair value, not to exceed the carrying amount of goodwill in that reporting unit.
We review our other indefinite-lived intangible assets for impairment annually in the fourth quarter, or as events occur or circumstances change that indicate the assets may be impaired without regard to the business unit. Potential impairment is identified by comparing the fair value of an other indefinite-lived intangible asset to its carrying value. We utilize a relief-from-royalty model to estimate the fair value of other indefinite-lived intangible assets. We consider the implications of both external (e.g., market growth, competition and local economic conditions) and internal (e.g., product sales and expected product growth) factors and their potential impact on cash flows related to the intangible asset in both the near- and long-term. We also consider the profitability of the business, among other factors, to determine the royalty rate for use in the impairment assessment. We utilize our weighted average cost of capital of approximately 8.0 percent as the basis to determine the discount rate to apply to the estimated future cash flows. In 2019, based upon our assessment of the risks impacting each of our businesses, we applied a risk premium to increase the discount rate to a range of 11.0 percent to 13.0 percent for our other indefinite-lived intangible assets.
While we believe that the estimates and assumptions underlying the valuation methodologies are reasonable, different estimates and assumptions could result in different outcomes.
Intangible assets with finite useful lives are amortized using the straight-line method over their estimated useful lives. We review our intangible assets with finite useful lives as events occur or circumstances change that would more likely than not reduce the fair value of the assets below its carrying amount. If the carrying amount of the assets is not recoverable from the undiscounted cash flows, then we would recognize an impairment loss for the difference between the carrying amount and the current fair value. We evaluate the remaining useful lives of amortizable intangible assets at each reporting period to determine whether events or circumstances warrant a revision to the remaining periods of amortization.
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

MASCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

A. ACCOUNTING POLICIES (Continued)
Warranty.    We offer limited warranties on certain products with warranty periods ranging up to the lifetime of the product to the original consumer purchaser. At the time of sale, we accrue a warranty liability for the estimated future cost to provide products, parts or services to repair or replace products to satisfy our warranty obligations. Our estimate of future costs to service our warranty obligations is based upon the information available and includes a number of factors, such as the warranty coverage, the warranty period, historical experience specific to the nature, frequency and average cost to service the claim, along with industry and demographic trends.
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
Litigation. We are involved in claims and litigation, including class actions, mass torts and regulatory proceedings, which arise in the ordinary course of our business. Liabilities and costs associated with these matters require estimates and judgments based upon our professional knowledge and experience and that of our legal counsel. When a liability is probable of being incurred and our exposure in these matters is reasonably estimable, amounts are recorded as charges to earnings. The ultimate resolution of these exposures may differ due to subsequent developments.
Stock-Based Compensation.   We issue stock-based incentives in various forms to our employees and non-employee Directors. Outstanding stock-based incentives were in the form of long-term stock awards, stock options, restricted stock units ("RSUs"), phantom stock awards and stock appreciation rights ("SARs"). We measure compensation expense for stock awards at the market price of our common stock at the grant date. Such expense is recognized ratably over the shorter of the vesting period of the stock awards, typically five years, or the length of time until the grantee becomes retirement-eligible, generally at age 65. We measure compensation expense for stock options using a Black-Scholes option pricing model. Such expense is recognized ratably over the shorter of the vesting period of the stock options, typically five years, or the length of time until the grantee becomes retirement-eligible, generally at age 65. We measure compensation expense for RSUs at the expected payout of the awards. Such expense is recognized ratably over the three-year vesting period of the units. We recognize forfeitures related to stock awards, stock options and RSUs as they occur.
We initially measure compensation expense for phantom stock awards at the market price of our common stock at the grant date. Such expense is recognized ratably over the vesting period, typically five years. Phantom stock awards are linked to the value of our common stock on the date of grant and are settled in cash upon vesting. We account for phantom stock awards as liability-based awards; the liability is remeasured and adjusted at the end of each reporting period until the awards are fully-vested and paid to the employees. We measure compensation expense for SARs using a Black-Scholes option pricing model; such expense is recognized ratably over the vesting period, typically five years. SARs are linked to the value of our common stock on the date of grant and are settled in cash upon exercise. We account for SARs using the fair value method, which requires outstanding SARs to be classified as liability-based awards. The liability is remeasured and adjusted at the end of each reporting period until the SARs are exercised and payment is made to the employees or the SARs expire. Refer to Note L for additional information on stock-based compensation.
Noncontrolling Interest.    We owned 68 percent of Hansgrohe SE at both December 31, 2019 and 2018. The aggregate noncontrolling interest, net of dividends, at December 31, 2019 and 2018 has been recorded as a component of equity on our consolidated balance sheets.

MASCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

A. ACCOUNTING POLICIES (Continued)
Discontinued Operations. We report financial results for discontinued operations separately from continuing operations to distinguish the financial impact of disposal transactions from ongoing operations. Discontinued operations reporting occurs only when the disposal of a component or a group of components represents a strategic shift that will have a major effect on our operations and financial results. In our consolidated statements of cash flows, the cash flow from discontinued operations are not separately classified. Refer to Note B for further information regarding our discontinued operations.
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
Reclassifications.    Certain prior year amounts have been reclassified to conform to the 2019 presentation in the consolidated financial statements.

MASCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

A. ACCOUNTING POLICIES (Concluded)
Recently Adopted Accounting Pronouncements. In February 2016, the Financial Accounting Standards Board ("FASB") issued a new standard for leases, ASC 842, which changes the accounting model for identifying and accounting for leases. We adopted ASC 842 on January 1, 2019 using the optional transition method, which allows for initial application of the new standard beginning at the adoption date. We elected the package of practical expedients that allows us to forgo reassessing a) whether any existing contracts are or contain leases, b) the lease classification for any existing leases, and c) whether initial direct costs for any existing leases are capitalized. We also elected the practical expedient to use hindsight with respect to lease renewals, terminations, and purchase options when determining the lease term and in assessing impairment of the assets related to leases existing at the time of adoption. As a result of the standard, we recorded $236 million of operating lease ROU assets, $45 million of short-term operating lease liabilities, and $214 million of long-term operating lease liabilities on the date of adoption which includes assets and liabilities that have subsequently been reclassified as held for sale or disposed of. Our accounting for finance leases remained unchanged. The standard did not impact our consolidated statements of operations or statements of cash flows.
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
Recently Issued Accounting Pronouncements.  In June 2016, the FASB issued ASU 2016-13, "Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments," which modifies the methodology for recognizing loss impairments on certain types of financial instruments, including receivables. The new methodology requires an entity to estimate the credit losses expected over the life of an exposure. Additionally, ASU 2016-13 amends the current available-for-sale security other-than-temporary impairment model for debt securities. ASU 2016-13 is effective for us for annual periods beginning January 1, 2020. This standard will impact the valuation of our credit losses relating to our receivables, however, we do not expect the standard to have a material impact on our financial position or results of operations.
In August 2018, the FASB issued ASU 2018-15, "Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract," which allows for the capitalization of certain implementation costs incurred in a hosting arrangement that is a service contract. ASU 2018-15 allows for either retrospective adoption or prospective adoption to all implementation costs incurred after the date of adoption. We plan to adopt this standard prospectively effective for annual periods beginning January 1, 2020 and do not expect that the adoption of this new standard will have a material impact on our financial position or results of operations.
In December 2019, the FASB issued ASU 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes," which simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. ASU 2019-12 is effective for us for annual periods beginning January 1, 2021. Early adoption is permitted. We are currently reviewing the provisions of this new pronouncement and the impact, if any, the adoption of this guidance has on our financial position and results of operations.

MASCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

B. DIVESTITURES
    On September 6, 2019, we completed the divestiture of our UK Window Group business ("UKWG"), a manufacturer and distributor of windows and doors, for proceeds of approximately $8 million, of which $2 million net of cash disposed was received upon sale. The remaining $6 million was accounted for as a note receivable that is expected to be collected within the next two years. In connection with the sale, we recognized a loss of $70 million for the year ended December 31, 2019, which is included in income from discontinued operations, net in the consolidated statements of operations.
On November 6, 2019, we completed the divestiture of our Milgard Windows and Doors business ("Milgard"), a manufacturer and distributor of windows and doors for proceeds of approximately $720 million, net of cash disposed, subject to final working capital adjustments. In connection with the sale, we recognized a gain on the divestiture of $368 million for the year ended December 31, 2019, which is included in income from discontinued operations, net in the consolidated statement of operations.
In 2019, we determined that the previously reported Windows and Other Specialty Products segment met the criteria to be classified as a discontinued operation as a result of the combined sale of UKWG and Milgard. These businesses represented all of our windows businesses and all remaining businesses in the Windows and Other Specialty Products segment.
Additionally, on November 14, 2019, we entered into a definitive agreement to sell Masco Cabinetry LLC ("Cabinetry"), a manufacturer of cabinetry products, for approximately $1.0 billion, consisting of $850 million in cash at closing and preferred stock issued by a holding company of the buyer with a liquidation preference of $150 million. The preferred stock will have a coupon of 8 percent until the first anniversary of issuance, 9 percent after the first anniversary and until the second anniversary of issuance,10 percent after the second anniversary of issuance and until the seventh anniversary of issuance, after which the rate will increase by 50 basis points up to a maximum of 15 percent for each period occurring during and after the seventh anniversary until all shares have been redeemed in full. The closing of the sale is expected during the first quarter of 2020, subject to customary closing conditions, and we expect to recognize a gain on the divestiture of approximately $600 million. We determined that the previously reported Cabinetry Products segment met the criteria to be classified as a discontinued operation as Cabinetry represents all of our cabinet businesses and all remaining businesses in the Cabinetry Products segment.
We determined that the assets and liabilities for Cabinetry, Milgard and UKWG met the held for sale criteria in accordance with ASC 205-20, Discontinued Operations, during 2019. Accordingly, these businesses' held for sale assets and liabilities were reclassified in the consolidated balance sheets at December 31, 2019 and 2018 to assets held for sale or liabilities held for sale. We ceased recording depreciation and amortization for the held for sale assets upon meeting the held for sale criteria.
As the combined sale of UKWG and Milgard and the planned disposition of Cabinetry each represented a strategic shift that will have a major effect on our operations and financial results, these businesses were presented in discontinued operations separate from continuing operations for all periods presented. In addition, depreciation and amortization, capital expenditures, and significant non-cash operating and investing activities related to discontinued operations were separately disclosed.
The results of the windows businesses recorded in income from discontinued operations before income tax was a loss of $1 million for the year ended December 31, 2019 and income of $40 million and $57 million for the years ended December 31, 2018 and 2017, respectively. The results of the cabinetry business recorded in income from discontinued operations before income tax were income of $107 million, $95 million and $109 million for the years ended December 31, 2019, 2018 and 2017, respectively.

MASCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

B. DIVESTITURES (Continued)
The major classes of line items constituting income from discontinued operations, net, in millions:

	For the Years Ended December 31,
	2019	2018	2017
Net sales	$1,528	$1,705	$1,628
Cost of sales	1,184	1,343	1,236
Gross profit	344	362	392
Selling, general and administrative expenses	232	228	227
Impairment charge for goodwill (A)	7	—	—
Other income (expense), net	1	1	1
Income from discontinued operations	106	135	166
Gain on disposal of discontinued operations, net	298	—	—
Income before income tax	404	135	166
Income tax expense	(108)	(37)	(59)
Income from discontinued operations, net	$296	$98	$107

(A)	In the first quarter of 2019, we recognized a $7 million non-cash goodwill impairment charge related to a decline in the long-term outlook of our windows and doors business in the United Kingdom.
The windows businesses included assets classified as held for sale of $660 million and liabilities classified as held for sale of $257 million in the consolidated balance sheet at December 31, 2018. The cabinetry business included assets classified as held for sale of $528 million and $535 million and liabilities classified as held for sale of $162 million and $158 million in the consolidated balance sheets at December 31, 2019 and 2018, respectively.
The carrying amount of major classes of assets and liabilities included as part of the Cabinetry, Milgard, and UKWG discontinued operations, were as follows, in millions:

	December 31, 2019	December 31, 2018
Cash and cash investments	$—	$7
Receivables	76	163
Prepaid expenses and other	7	24
Inventories	90	148
Property and equipment, net	157	338
Operating lease right-of-use assets	4	—
Goodwill	181	387
Other intangible assets, net	1	118
Other assets	12	10
Total assets classified as held for sale	$528	$1,195

Accounts payable	$103	$190
Accrued liabilities	46	105
Other liabilities	13	120
Total liabilities classified as held for sale	$162	$415

MASCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

B. DIVESTITURES (Concluded)
Assets and liabilities classified as held for sale were required to be recorded at the lower of its carrying value or fair value less costs to sell. The estimated fair value less costs to sell of the held for sale businesses exceeded their carrying value, and therefore no adjustment to these long-lived assets was necessary.
Other selected financial information for Cabinetry, Milgard and UKWG during the period owned by us, were as follows, in millions:

	For the Years Ended December 31,
	2019	2018	2017
Depreciation and amortization	$29	$36	$34
Capital expenditures	34	38	26
ROU assets obtained in exchange for new lease obligations	3	—	—

In conjunction with the divestiture of Milgard, we have entered into a Transition Services Agreement to provide administrative services subsequent to the separation. The fees for services rendered under the Transition Services Agreement are not expected to be material to our results of operations.
In the fourth quarter of 2017, we divested Moores Furniture Group Limited ("Moores"), a manufacturer of kitchen and bathroom furniture in the United Kingdom. In connection with the divestiture we recognized a loss of $64 million for the year ended December 31, 2017, included in other, net, within other income (expense), net in our consolidated statement of operations. This loss resulted primarily from the recognition of $58 million of defined-benefit pension plan actuarial losses, net of tax, that were previously included within accumulated other comprehensive loss, due to the transfer of the plan assets and obligations to the purchaser in connection with the sale of the business. Prior to divestiture, the results of this business are included within income before income taxes in the consolidated statement of operations. This divestiture was not accounted for as a discontinued operation.
In the second quarter of 2017, we divested Arrow Fastener Co., LLC ("Arrow"), a manufacturer and distributor of fastening tools, for proceeds of $128 million. In connection with the divestiture we recognized a gain of $51 million for the year ended December 31, 2017, included in other, net, within other income (expense), net in our consolidated statement of operations. Prior to divestiture, the results of this business are included within income before income taxes in the consolidated statement of operations. This divestiture was not accounted for as a discontinued operation.

MASCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

C. ACQUISITIONS
On March 9, 2018, we acquired substantially all of the net assets of The L.D. Kichler Co. ("Kichler"), a leader in decorative residential and light commercial lighting products, ceiling fans and LED lighting systems. This business expands our product offerings to our customers. The results of this acquisition for the period from the acquisition date are included in the consolidated financial statements and are reported in the Decorative Architectural Products segment. The purchase price, net of $2 million cash acquired, consisted of $549 million paid with cash on hand. Since the acquisition, we have revised the allocation of the purchase price to identifiable assets and liabilities based on analysis of information as of the acquisition date that has been made available in the year after acquisition. The initial and final allocations of the fair value of the acquisition of Kichler is summarized in the following table, in millions.

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

MASCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

D. REVENUE
Our revenues are derived primarily from sales to customers in North America and Internationally, principally Europe. Net sales from these geographic markets, by segment, were as follows, in millions:

	Year Ended December 31, 2019
	Plumbing Products	Decorative Architectural Products	Total
Primary geographic markets:
North America	$2,605	$2,723	$5,328
International, principally Europe	1,379	—	1,379
Total	$3,984	$2,723	$6,707

	Year Ended December 31, 2018
	Plumbing Products	Decorative Architectural Products	Total
Primary geographic markets:
North America	$2,552	$2,656	$5,208
International, principally Europe	1,446	—	1,446
Total	$3,998	$2,656	$6,654

	Year Ended December 31, 2017
	Plumbing Products	Decorative Architectural Products	Total (A)
Primary geographic markets:
North America	$2,362	$2,206	$4,568
International, principally Europe	1,370	—	1,370
Total	$3,732	$2,206	$5,938

(A)
Total net sales for 2017 excludes net sales of $76 million relating to divestitures not included in discontinued operations. Divestitures not included in discontinued operations consists of our previously owned Arrow and Moores businesses which were disposed of in 2017.

We recognized increases to revenue of $2 million, $4 million, and $9 million in 2019, 2018, and 2017, respectively, for variable consideration related to performance obligations settled in previous periods.

We record contract assets for items for which we have satisfied our performance obligation but our receipt of payment is contingent upon delivery or other circumstances other than the passage of time. Our contract assets are recorded in prepaid expenses and other in our consolidated balance sheets. Our contract assets generally become unconditional and are reclassified to receivables in the quarter subsequent to each balance sheet date. Our contract asset balance was $2 million at both December 31, 2019 and 2018.

We record contract liabilities primarily for deferred revenue. Our contract liabilities are recorded in accrued liabilities in our consolidated balance sheets. Our contract liabilities are generally recognized to net sales in the immediately subsequent reporting period. Our contract liability balance was $40 million and $39 million at December 31, 2019 and 2018, respectively.

MASCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

E. INVENTORIES

	(In Millions) At December 31
	2019	2018
Finished goods	$485	$508
Raw materials	211	237
Work in process	58	53
Total	$754	$798

Inventories, which include purchased parts, materials, direct labor and applied overhead, are stated at the lower of cost or net realizable value, with cost determined by use of the first-in, first-out method.

F. LEASES
We have operating and finance leases primarily for corporate offices, manufacturing facilities, warehouses, vehicles, and equipment. Our leases have remaining lease terms up to 23 years, some of which may include one or more renewal options with terms to extend the lease for up to an additional 20 years, and some of which may include options to terminate the leases prior to their expiration.
The components of lease cost included in income from continuing operations were as follows, in millions:

2019
Operating lease cost	$49
Short-term lease cost	6
Variable lease cost	3
Finance lease cost:
Amortization of right-of-use assets	3
Interest on lease liabilities	1

Supplemental cash flow information related to leases was as follows, in millions:

2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$58
Operating cash flows for finance leases	1
Financing cash flows for finance leases	8

ROU assets obtained in exchange for new lease obligations:
Operating leases	27
Finance leases	—

Certain other information related to leases was as follows:

At December 31, 2019
Weighted-average remaining lease term:
Operating leases	10 years
Finance leases	11 years

Weighted-average discount rate:
Operating leases	4.6%
Finance leases	3.4%

MASCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

F. LEASES (Concluded)
Supplemental balance sheet information related to leases was as follows, in millions:

	At December 31, 2019
	Operating Leases	Finance Leases
Property and equipment, net	$—	$29
Notes payable	—	2
Accrued liabilities	38	—
Long-term debt	—	28
Other liabilities	162	—

Gross ROU assets under finance leases recorded within property and equipment, net were $42 million, and accumulated amortization associated with these leases was $13 million, at December 31, 2019.

At December 31, 2019, future maturities of lease liabilities (under ASC 842) were as follows, in millions:

	Operating Leases	Finance Leases
Year ending December 31,
2020	$45	$3
2021	39	3
2022	31	3
2023	21	3
2024	16	4
Thereafter	101	20
Total lease payments	253	36
Less: imputed interest	(53)	(6)
Total	$200	$30

Rental expense (under ASC 840) recorded in the consolidated statements of operations totaled approximately $63 million and $49 million during 2018 and 2017, respectively.
At December 31, 2018, future minimum operating lease payments (under ASC 840), including discontinued operations, were as follows, in millions: 2019 – $55 million; 2020 – $47 million; 2021 – $40 million; 2022 – $30 million; 2023 – $20 million; 2024 and beyond – $99 million.

G. PROPERTY AND EQUIPMENT

	(In Millions) At December 31
	2019	2018
Land and improvements	$64	$64
Buildings	497	470
Computer hardware and software	232	220
Machinery and equipment	1,103	1,088
	1,896	1,842
Less: Accumulated depreciation	(1,018)	(957)
Total	$878	$885

MASCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

H. GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in the carrying amount of goodwill, by segment, were as follows, in millions:

	Gross Goodwill At December 31, 2019	Accumulated Impairment Losses	Net Goodwill At December 31, 2019
Plumbing Products	$566	$(340)	$226
Decorative Architectural Products	358	(75)	283
Total	$924	$(415)	$509

	Gross Goodwill At December 31, 2018	Accumulated Impairment Losses	Net Goodwill At December 31, 2018	Additions (A)	Other (B)	Net Goodwill At December 31, 2019
Plumbing Products	$568	$(340)	$228	$—	$(2)	$226
Decorative Architectural Products	358	(75)	283	—	—	283
Total	$926	$(415)	$511	$—	$(2)	$509

	Gross Goodwill At December 31, 2017	Accumulated Impairment Losses	Net Goodwill At December 31, 2017	Additions (A)	Other (B)	Net Goodwill At December 31, 2018
Plumbing Products	$574	$(340)	$234	$—	$(6)	$228
Decorative Architectural Products	294	(75)	219	64	—	283
Total	$868	$(415)	$453	$64	$(6)	$511

(A)	Additions consist of acquisitions.
(B)Other consists of the effect of foreign currency translation.
Other indefinite-lived intangible assets were $76 million and $86 million at December 31, 2019 and 2018, respectively, and principally included registered trademarks. During the first quarter of 2019, we recognized a $9 million impairment charge related to a registered trademark in our Decorative Architectural Products segment due to a change in the long-term net sales projections of lighting products. As a result of our 2018 acquisition, other indefinite-lived intangible assets increased by $59 million as of the acquisition date.
We completed our annual impairment testing of goodwill and other indefinite-lived intangible assets in the fourth quarters of 2019, 2018 and 2017. There was no impairment of goodwill for any of our reporting units or of our other indefinite-lived intangible assets in any of these years, other than as disclosed above.
The carrying value of our definite-lived intangible assets was $183 million (net of accumulated amortization of $48 million) at December 31, 2019 and $202 million (net of accumulated amortization of $26 million) at December 31, 2018 and principally included customer relationships with a weighted average amortization period of 17 years in 2019 and 16 years in 2018. Amortization expense, including discontinued operations, related to the definite-lived intangible assets was $23 million, $20 million and $4 million in 2019, 2018 and 2017, respectively. As a result of our 2018 acquisition, definite-lived intangible assets increased by $181 million, as of the acquisition date.
At December 31, 2019, amortization expense related to the definite-lived intangible assets during each of the next five years was as follows: 2020 – $24 million; 2021 – $16 million; 2022 – $12 million, 2023 – $11 million and 2024 –$11 million.

MASCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

I. OTHER ASSETS

	(In Millions) At December 31
	2019	2018
Equity method investments	$11	$11
Private equity funds	—	1
In-store displays, net	5	10
Deferred tax assets (Note R)	99	42
Other	24	26
Total	$139	$90

We recognized amortization expense, including discontinued operations, related to in-store displays of $12 million, $21 million and $25 million in 2019, 2018 and 2017, respectively. Cash spent for displays was $11 million, $10 million and $14 million in 2019, 2018 and 2017, respectively, and is included in other, net within investing activities on the consolidated statements of cash flows.

J. ACCRUED LIABILITIES

	(In Millions) At December 31
	2019	2018
Salaries, wages and commissions	$141	$143
Advertising and sales promotion	189	170
Interest	36	40
Warranty (Note T)	31	29
Employee retirement plans	41	40
Insurance reserves	37	31
Property, payroll and other taxes	18	14
Dividends payable	37	36
Deferred revenue	40	39
Product returns	25	22
Operating lease liabilities	38	—
Other	67	81
Total	$700	$645

MASCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

K. DEBT

	(In Millions) At December 31
	2019	2018
Notes and debentures:
7.125%, due March 15, 2020	$—	$201
3.500%, due April 1, 2021	399	399
5.950%, due March 15, 2022	326	326
4.450%, due April 1, 2025	500	500
4.375%, due April 1, 2026	498	498
3.500%, due November 15, 2027	300	300
7.750%, due August 1, 2029	235	235
6.500%, due August 15, 2032	200	200
4.500%, due May 15, 2047	299	299
Other	30	38
Prepaid debt issuance costs	(14)	(17)
	2,773	2,979
Less: Current portion	2	8
Total long-term debt	$2,771	$2,971

All of the notes and debentures above are senior indebtedness and, other than the 7.75% Notes due 2029, are redeemable at our option.
On December 19, 2019, proceeds from the UKWG and Milgard divestitures were used to repay and early retire $201 million of our 7.125% Notes due March 15, 2020. In connection with this early retirement, we incurred a loss on debt extinguishment of $2 million for the year ended 2019, which was recorded in interest expense.
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
On March 13, 2019, we entered into a credit agreement (the “Credit Agreement”) with an aggregate commitment of $1.0 billion and a maturity date of March 13, 2024. Under the Credit Agreement, at our request and subject to certain conditions, we can increase the aggregate commitment up to an additional $500 million with the current lenders or new lenders. Upon entry into the Credit Agreement, our credit agreement dated March 28, 2013, as amended, with an aggregate commitment of $750 million, was terminated.
The Credit Agreement provides for an unsecured revolving credit facility available to us and one of our foreign subsidiaries, in U.S. dollars, European euros, British Pounds Sterling, Canadian dollars and certain other currencies for revolving credit loans, swingline loans and letters of credit. Borrowings under the revolving credit loans denominated in any agreed upon currency other than U.S. dollars are limited to $500 million, equivalent. We can also borrow swingline loans up to $100 million and obtain letters of credit of up to $25 million; outstanding letters of credit under the Credit Agreement reduce our borrowing capacity. At December 31, 2019, we had no outstanding standby letters of credit under the Credit Agreement.

MASCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

K. DEBT (Concluded)
Revolving credit loans bear interest under the Credit Agreement, at our option, at (A) a rate per annum equal to the greater of (i) the JPMorgan Chase Bank, N.A. prime rate, (ii) the Federal Reserve Bank of New York effective rate plus 0.50% and (iii) if available, adjusted LIBO Rate plus 1.0% (the "Alternative Base Rate"); plus an applicable margin based upon our then-applicable corporate credit ratings; or (B) if available, adjusted LIBO Rate plus an applicable margin based upon our then-applicable corporate credit ratings. The foreign currency revolving credit loans bear interest at a rate equal to adjusted LIBO Rate, if available, plus an applicable margin based upon our then-applicable corporate credit ratings.
The Credit Agreement contains financial covenants requiring us to maintain (A) a net leverage ratio, as adjusted for certain items, not exceeding 4.0 to 1.0, and (B) a minimum interest coverage ratio, as adjusted for certain items, not less than 2.5 to 1.0.
In order for us to borrow under the Credit Agreement, there must not be any default in our covenants in the Credit Agreement (i.e., in addition to the two financial covenants, principally limitations on subsidiary debt, negative pledge restrictions, legal compliance requirements and maintenance of properties and insurance) and our representations and warranties in the Credit Agreement must be true in all material respects on the date of borrowing (i.e., principally no material adverse change or litigation likely to result in a material adverse change, since December 31, 2018, no material ERISA or environmental non-compliance, and no material tax deficiency). We were in compliance with all covenants and no borrowings were outstanding at December 31, 2019.
At December 31, 2019, the debt maturities during each of the next five years were as follows: 2020 – $2 million; 2021– $402 million; 2022 – $329 million; 2023 – $3 million and 2024 – $3 million.
Interest paid was $157 million, $155 million and $175 million in 2019, 2018 and 2017, respectively. These amounts exclude $2 million and $104 million of debt extinguishment costs related to the early retirement of debt, which were recorded as interest expense and paid in 2019 and 2017, respectively.
Fair Value of Debt.    The fair value of our short-term and long-term fixed-rate debt instruments is based principally upon modeled market prices for the same or similar issues, which are Level 1 inputs. The aggregate estimated market value of our short-term and long-term debt at December 31, 2019 was approximately $3.0 billion, compared with the aggregate carrying value of $2.8 billion. The aggregate estimated market value was approximately $3.0 billion, at December 31, 2018, which equaled the aggregate carrying value of short-term and long-term debt at that date.

L. STOCK-BASED COMPENSATION
Our 2014 Long Term Stock Incentive Plan (the "2014 Plan") provides for the issuance of stock-based incentives in various forms to our employees and non-employee Directors. At December 31, 2019, outstanding stock-based incentives were in the form of long-term stock awards, stock options, restricted stock units, and phantom stock awards.
Pre-tax compensation expense (income) included in income from continuing operations for these stock-based incentives was as follows, in millions:

	2019	2018	2017
Long-term stock awards	$20	$20	$21
Stock options	4	3	3
Restricted stock units	3	4	2
Phantom stock awards and stock appreciation rights	4	(2)	8
Total	$31	$25	$34

At December 31, 2019, 13.9 million shares of our common stock were available under the 2014 Plan for the granting of long-term stock awards, stock options and restricted stock units.

MASCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

L. STOCK-BASED COMPENSATION (Continued)
Long-Term Stock Awards.    Long-term stock awards are granted to our key employees and non-employee Directors and do not cause net share dilution, as we repurchase and retire at least an equal number of shares in the open market. We granted 636,030 shares of long-term stock awards during 2019.
Our long-term stock award activity was as follows, shares in millions:

	2019	2018	2017
Unvested stock award shares at January 1	2	3	4
Weighted average grant date fair value	$30	$24	$20
Stock award shares granted	1	1	1
Weighted average grant date fair value	$36	$41	$34
Stock award shares vested	1	2	2
Weighted average grant date fair value	$25	$21	$18
Stock award shares forfeited	—	—	—
Weighted average grant date fair value	$35	$31	$24
Unvested stock award shares at December 31	2	2	3
Weighted average grant date fair value	$34	$30	$24

At December 31, 2019, 2018 and 2017, there was $41 million, $46 million and $46 million, respectively, of total unrecognized compensation expense related to unvested stock awards; such awards had a weighted average remaining vesting period of three years at December 31, 2019, 2018 and 2017.
The total market value (at the vesting date) of stock award shares which vested during 2019, 2018 and 2017 was $31 million, $56 million and $45 million, respectively.
Stock Options.    Stock options are granted to certain key employees. The exercise price equals the market price of our common stock at the grant date. These options generally become exercisable (vest ratably) over five years beginning on the first anniversary from the date of grant and expire no later than 10 years after the grant date.
We granted 561,280 shares of stock options during 2019 with a grant date weighted-average exercise price of approximately $36 per share. During 2019, 108,086 stock option shares were forfeited (including options that expired unexercised).

MASCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

L. STOCK-BASED COMPENSATION (Continued)

Our stock option activity was as follows, shares in millions:

	2019		2018		2017
Option shares outstanding, January 1	4		5		7
Weighted average exercise price	$21		$16		$15
Option shares granted	1		—		—
Weighted average exercise price	$36		$42		$34
Option shares exercised	2		1		2
Aggregate intrinsic value on date of exercise (A)	$33	million	$55	million	$47	million
Weighted average exercise price	$13		$11		$15
Option shares forfeited	—		—		—
Weighted average exercise price	$34		$31		$—
Option shares outstanding, December 31	3		4		5
Weighted average exercise price	$27		$21		$16
Weighted average remaining option term (in years)	6		5		4
Option shares vested and expected to vest, December 31	3		4		5
Weighted average exercise price	$27		$21		$16
Aggregate intrinsic value (A)	$63	million	$36	million	$147	million
Weighted average remaining option term (in years)	6		5		4
Option shares exercisable (vested), December 31	2		3		4
Weighted average exercise price	$21		$16		$13
Aggregate intrinsic value (A)	$47	million	$34	million	$123	million
Weighted average remaining option term (in years)	4		4		3

(A)	Aggregate intrinsic value is calculated using our stock price at each respective date, less the exercise price (grant date price) multiplied by the number of shares.
At December 31, 2019, 2018 and 2017, there was $9 million, $8 million and $7 million, respectively, of unrecognized compensation expense (using the Black-Scholes option pricing model at the grant date) related to unvested stock options; such options had a weighted average remaining vesting period of three years at December 31, 2019, 2018 and 2017.
The weighted average grant date fair value of option shares granted and the assumptions used to estimate those values using a Black-Scholes option pricing model were as follows:

	2019	2018	2017
Weighted average grant date fair value	$8.81	$12.34	$9.68
Risk-free interest rate	2.57%	2.72%	2.16%
Dividend yield	1.35%	1.02%	1.19%
Volatility factor	25.00%	29.00%	30.00%
Expected option life	6 years	6 years	6 years

MASCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

L. STOCK-BASED COMPENSATION (Concluded)
The following table summarizes information for stock option shares outstanding and exercisable at December 31, 2019, shares in millions:

Option Shares Outstanding				Option Shares Exercisable
Range of Prices	Number of Shares	Weighted Average Remaining Option Term	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$10 - 12	—	1 year	$11	—	$11
$18 - 26	2	4 years	$21	2	$20
$30 - 42	1	8 years	$37	—	$36
$10 - 42	3	6 years	$27	2	$21

Restricted Stock Units. Under our Long Term Incentive Program, we grant restricted stock units to certain senior executives. These restricted stock units will vest and share awards will be issued at no cost to the employees, subject to our achievement of specified return on invested capital performance goals over a three-year period that have been established by our Organization and Compensation Committee of the Board of Directors ("Compensation Committee") for the performance period and the recipient's continued employment through the share award date. Restricted stock units are granted at a target number; based on our performance, the number of restricted stock units that vest can be adjusted downward to zero and upward to a maximum of 200% of the target number. During 2019, we granted 126,680 restricted stock units with a grant date fair value of approximately $39 per share, and 15,600 restricted stock units were forfeited. At December 31, 2019, there were 147,199 shares vested, but unissued. During 2018, we granted 113,260 restricted stock units with a grant date fair value of approximately $42 per share, and 11,600 restricted stock units were forfeited. During 2017, we granted 124,780 restricted stock units with a grant date fair value of approximately $34 per share.

Phantom Stock Awards and Stock Appreciation Rights.    Certain non-U.S. employees are granted phantom stock awards and historically have been granted SARs.
We recognized expense of $4 million in 2019, income of $1 million in 2018, and expense of $6 million in 2017 related to phantom stock awards. In 2019, 2018 and 2017, we granted 79,500, 98,140, and 104,580 shares, respectively, of phantom stock awards with an aggregate fair value of $3 million in 2019 and $4 million in both 2018 and 2017, and paid cash of $3 million in 2019, $6 million in 2018, and $5 million in 2017 to settle phantom stock awards.
We recognized income of $1 million in 2018 and expense of $2 million in 2017 related to SARs. During 2019, 2018 and 2017, we did not grant any SARs. We paid cash of $2 million, $5 million, and $4 million in 2019, 2018, and 2017, respectively, to settle SARs. At December 31, 2019, there were no outstanding SARs.
Information related to phantom stock awards and SARs was as follows, in millions:

	Phantom Stock Awards		Stock Appreciation Rights
	At December 31,		At December 31,
	2019	2018	2019	2018
Accrued compensation cost liability	$5	$4	$—	$2
Unrecognized compensation cost	$3	$2	$—	$—
Equivalent common shares	—	—	—	—

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
Pre-tax expense included in income from continuing operations related to our retirement plans was as follows, in millions:

	2019	2018	2017
Defined-contribution plans	$40	$37	$43
Defined-benefit pension plans	24	17	29
	$64	$54	$72

In addition to the pre-tax expense related to our defined-benefit pension plans, in 2017 we recognized $58 million of actuarial losses, net of tax, that were previously included within accumulated other comprehensive loss due to the disposition of a pension plan in connection with the divestiture of Moores, which was recorded within other income (expense), net.
As of January 1, 2010, substantially all our domestic and foreign qualified and domestic non-qualified defined-benefit pension plans were frozen to future benefit accruals. In December 2019, our Board of Directors approved a resolution to terminate our qualified domestic defined-benefit pension plans. As a result of this decision, the projected benefit obligations for these plans were increased to reflect the incremental cost to terminate the plans.
Changes in the projected benefit obligation and fair value of plan assets, and the funded status of our defined-benefit pension plans were as follows, in millions:

	2019		2018
	Qualified	Non-Qualified	Qualified	Non-Qualified
Changes in projected benefit obligation:
Projected benefit obligation at January 1	$896	$155	$961	$170
Service cost	3	—	3	—
Interest cost	33	6	30	6
Actuarial loss (gain), net	149	13	(48)	(9)
Foreign currency exchange	(3)	—	(7)	—
Benefit payments	(44)	(13)	(43)	(12)
Projected benefit obligation at December 31	$1,034	$161	$896	$155
Changes in fair value of plan assets:
Fair value of plan assets at January 1	$670	$—	$695	$—
Actual return on plan assets	105	—	(25)	—
Foreign currency exchange	(1)	—	(4)	—
Company contributions	56	13	52	12
Expenses, other	(6)	—	(5)	—
Benefit payments	(44)	(13)	(43)	(12)
Fair value of plan assets at December 31	$780	$—	$670	$—
Funded status at December 31	$(254)	$(161)	$(226)	$(155)

MASCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

M. EMPLOYEE RETIREMENT PLANS (Continued)
Amounts in our consolidated balance sheets were as follows, in millions:

	At December 31, 2019		At December 31, 2018
	Qualified	Non-Qualified	Qualified	Non-Qualified
Other assets	$1	$—	$1	$—
Accrued liabilities	(1)	(13)	(1)	(13)
Other liabilities	(254)	(148)	(226)	(142)
Total net liability	$(254)	$(161)	$(226)	$(155)

Unrealized loss included in accumulated other comprehensive loss before income taxes was as follows, in millions:

	At December 31, 2019		At December 31, 2018
	Qualified	Non-Qualified	Qualified	Non-Qualified
Net loss	$520	$57	$448	$47
Net prior service cost	4	—	3	—
Total	$524	$57	$451	$47

Information for defined-benefit pension plans with an accumulated benefit obligation in excess of plan assets was as follows, in millions:

	At December 31
	2019		2018
	Qualified	Non-Qualified	Qualified	Non-Qualified
Projected benefit obligation	$1,019	$161	$882	$155
Accumulated benefit obligation	1,019	161	882	155
Fair value of plan assets	763	—	655	—

The projected benefit obligation was in excess of plan assets for all of our qualified defined-benefit pension plans at December 31, 2019 and 2018 which had an accumulated benefit obligation in excess of plan assets.
Net periodic pension cost for our defined-benefit pension plans, with the exception of service cost, is recorded in other income (expense), net, in our consolidated statement of operations. Net periodic pension cost for our defined-benefit pension plans was as follows, in millions:

	2019		2018		2017
	Qualified	Non-Qualified	Qualified	Non-Qualified	Qualified	Non-Qualified
Service cost	$3	$—	$3	$—	$3	$—
Interest cost	39	6	36	6	44	6
Expected return on plan assets	(44)	—	(48)	—	(46)	—
Recognized net loss	18	2	17	3	19	3
Net periodic pension cost	$16	$8	$8	$9	$20	$9

We expect to recognize $26 million of pre-tax net loss from accumulated other comprehensive loss into net periodic pension cost in 2020 related to our defined-benefit pension plans. For plans in which almost all of the plan's participants are inactive, pre-tax net loss within accumulated other comprehensive loss is amortized using the straight-line method over the remaining life expectancy of the inactive plan participants. For plans which do not have almost all inactive participants, pre-tax net loss within accumulated other comprehensive loss is amortized using the straight-line method over the average remaining service period of the active employees expected to receive benefits from the plan.

MASCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

M. EMPLOYEE RETIREMENT PLANS (Continued)
Plan Assets.    Our qualified defined-benefit pension plan weighted average asset allocation, which is based upon fair value, was as follows:

	2019	2018
Equity securities	41%	34%
Debt securities	54%	49%
Other	5%	17%
Total	100%	100%

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
Following is a description of the valuation methodologies used for assets measured at fair value. There have been no changes in the methodologies used at December 31, 2019 compared to December 31, 2018.
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
        Private Equity and Hedge Funds: Valued based on an estimated fair value using either a market approach or an income approach, both of which require a significant degree of judgment. There is no active trading market for these investments and they are generally illiquid. Due to the significant unobservable inputs, the fair value measurements used to estimate fair value are a Level 3 input. Certain investments are valued based on NAV, which approximates fair value. Such basis is determined by referencing the respective fund's underlying assets. As there are no remaining investments valued at NAV, there are no unfunded commitments or other restrictions associated with these investments.
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
The following tables set forth, by level within the fair value hierarchy, the qualified defined-benefit pension plan assets at fair value as of December 31, 2019 and 2018, as well as those valued at NAV using the practical expedient, which approximates fair value, in millions.

MASCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

M. EMPLOYEE RETIREMENT PLANS (Continued)

	At December 31, 2019
	Level 1	Level 2	Level 3	Valued at NAV	Total
Plan Assets
Common and Preferred Stocks:
United States	$85	$—	$—	$82	$167
International	47	—	—	110	157
Private Equity and Hedge Funds:
United States	—	—	2	—	2
International	—	—	17	—	17
Corporate Debt Securities:
United States	74	—	—	124	198
International	—	1	—	—	1
Government and Other Debt Securities:
United States	—	3	—	148	151
International	29	38	—	—	67
Common Collective Trust Fund – United States	—	4	—	—	4
Buy-in Annuity - International	—	12	—	—	12
Short-Term and Other Investments:
United States	2	—	—	—	2
International	2	—	—	—	2
Total Plan Assets	$239	$58	$19	$464	$780

	At December 31, 2018
	Level 1	Level 2	Level 3	Valued at NAV	Total
Plan Assets
Common and Preferred Stocks:
United States	$81	$—	$—	$21	$102
International	37	—	—	89	126
Private Equity and Hedge Funds:
United States	—	—	32	—	32
International	—	—	27	34	61
Corporate Debt Securities:
United States	34	—	—	102	136
International	—	1	—	—	1
Government and Other Debt Securities:
United States	—	2	—	130	132
International	29	33	—	—	62
Common Collective Trust Fund – United States	—	4	—	—	4
Buy-in Annuity - International	—	11	—	—	11
Short-Term and Other Investments:
United States	1	—	—	—	1
International	2	—	—	—	2
Total Plan Assets	$184	$51	$59	$376	$670

MASCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

M. EMPLOYEE RETIREMENT PLANS (Continued)
Changes in the fair value of the qualified defined-benefit pension plan Level 3 assets, were as follows, in millions:

	2019	2018
Fair Value, January 1	$59	$60
Purchases	4	6
Sales	(41)	(12)
Unrealized (losses) gains	(3)	5
Fair Value, December 31	$19	$59

Assumptions.    Weighted average major assumptions used in accounting for our defined-benefit pension plans were as follows:

	2019	2018	2017
Discount rate for obligations	2.50%	3.80%	3.30%
Expected return on plan assets	3.00%	7.00%	7.25%
Rate of compensation increase	—%	—%	—%
Discount rate for net periodic pension cost	3.80%	3.30%	3.50%

The discount rate for obligations for 2019, 2018 and 2017 is based primarily upon the expected duration of each defined-benefit pension plan's liabilities matched to the December 31, 2019, 2018 and 2017 Willis Towers Watson Rate Link Curve. At December 31, 2019, such rates for our defined-benefit pension plans ranged from 1.1 percent to 3.0 percent, with the most significant portion of the liabilities having a discount rate for obligations of 2.4 percent or higher. At December 31, 2018, such rates for our defined-benefit pension plans ranged from 1.5 percent to 4.2 percent, with the most significant portion of the liabilities having a discount rate for obligations of 4.1 percent or higher. At December 31, 2017, such rates for our defined‑benefit pension plans ranged from 1.5 percent to 3.6 percent, with the most significant portion of the liabilities having a discount rate for obligations of 3.4 percent or higher. The decrease in the weighted average discount rate from 2019 to 2018 is principally the corresponding cost to terminate the domestic qualified defined-benefit pension plans, as well as, lower long-term interest rates in the bond markets. The increase in the weighted average discount rate from 2017 to 2018 is principally the result of higher long-term interest rates in the bond markets.
For 2019, we determined the expected long-term rate of return on plan assets of 3.00 percent for our domestic qualified defined-benefit pension plans based upon an analysis of expected and historical rates of return of various asset classes utilizing the current and long-term target asset allocation of the plan assets and the decision to terminate these plans in 2021. For 2019 our weighted average projected long-term rate of return on plan assets for the foreign qualified defined-benefit pension plans was 3.9 percent. For 2018 and 2017, our projected long-term rate of return on plan assets were 7.00 percent and 7.25 percent, respectively. The projected asset return at December 31, 2019, 2018 and 2017 considered near term returns, including current market conditions as well as that pension assets are long-term in nature. The actual annual rate of return on our pension plan assets was positive 17.7 percent, negative 4.9 percent and positive 13.9 percent in 2019, 2018 and 2017, respectively. For the 10-year period ended December 31, 2019, the actual annual rate of return on our pension plan assets was 7.4 percent.
The investment objectives seek to minimize the volatility of the value of our plan assets relative to pension liabilities and to ensure plan assets are sufficient to pay plan benefits. In 2019, we made substantial progress toward achieving our targeted asset allocation: 30 percent equities, 65 percent fixed-income, and 5 percent alternative investments (such as private equity, commodities and hedge funds).

MASCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

M. EMPLOYEE RETIREMENT PLANS (Concluded)
The asset allocation of the investment portfolio was developed with the objective of achieving our expected rate of return and reducing volatility of asset returns, and considered the freezing of future benefits. The equity portfolios are invested in individual securities or funds that are expected to mirror broad market returns for equity securities. The fixed-income portfolio is invested in corporate bonds, bond index funds and U.S. Treasury securities. It is expected that the alternative investments would have a higher rate of return than the targeted overall long-term return of 3.00 percent. However, these investments are subject to greater volatility, due to their nature, than a portfolio of equities and fixed-income investments, and would be less liquid than financial instruments that trade on public markets. In anticipation of our decision to terminate the domestic qualified defined-benefit pension plans, we sold the majority of our alternative investments. Plan assets associated with private equity and hedge funds were $19 million at December 31, 2019, compared to $93 million at December 31, 2018.
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
In order to minimize asset volatility relative to the liabilities, a significant portion of plan assets are allocated to fixed-income investments that are exposed to interest rate risk. Rate increases generally will result in a decline in fixed-income assets, while reducing the present value of the liabilities. Conversely, rate decreases will increase fixed income assets, partially offsetting the related increase in the liabilities.
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
Other.    We sponsor certain post-retirement benefit plans that provide medical, dental and life insurance coverage for eligible retirees and dependents based upon age and length of service. Substantially all of these plans were frozen as of January 1, 2010. The aggregate present value of the unfunded accumulated post-retirement benefit obligation was $10 million and $9 million at December 31, 2019 and 2018, respectively.
Cash Flows.    At December 31, 2019, we expect to contribute approximately $50 million to our domestic qualified defined-benefit pension plans in 2020, which will exceed ERISA requirements. We also expect to contribute approximately $1 million and $13 million in 2020 to our foreign and non-qualified (domestic) defined-benefit pension plans, respectively.
At December 31, 2019, the benefits expected to be paid in each of the next five years, and in aggregate for the five years thereafter, relating to our defined-benefit pension plans, were as follows, in millions:

	Qualified Plans	Non-Qualified Plans
2020	$49	$13
2021	834	12
2022	5	12
2023	5	12
2024	6	12
2025 - 2029	32	53

MASCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

N. SHAREHOLDERS' EQUITY
In September 2019, our Board of Directors authorized the repurchase, for retirement, of up to $2.0 billion of shares of our common stock in open-market transactions or otherwise, replacing the previous authorization established by our Board of Directors in 2017. In November 2019, we entered into an accelerated stock repurchase transaction whereby we agreed to repurchase a total of $400 million of our common stock with an initial delivery of 7.3 million shares. This transaction will be completed in February 2020, at which time we anticipate we will receive, at no additional cost, 1.2 million additional shares of our common stock resulting from expected changes in the volume weighted average stock price of our common stock over the term of the transaction.
During 2019, we repurchased and retired 20.1 million shares of our common stock (including 0.6 million shares to offset the dilutive impact of long-term stock awards granted in 2019), for cash aggregating $896 million. At December 31, 2019, we had $1.5 billion remaining under the 2019 authorization. During 2018, we repurchased and retired 18.6 million shares of our common stock (including 0.7 million shares to offset the dilutive impact of long-term stock awards granted in 2018) for cash aggregating $654 million. During 2017, we repurchased and retired 9.2 million shares of our common stock (including 0.9 million shares to offset the dilutive impact of long-term stock awards granted in 2017) for cash aggregating $331 million.
On the basis of amounts paid (declared), cash dividends per common share were $0.495 ($0.510) in 2019, $0.435 ($0.450) in 2018 and $0.405 ($0.410) in 2017.
Accumulated Other Comprehensive Loss.    The components of accumulated other comprehensive loss attributable to Masco Corporation were as follows, in millions:

	At December 31
	2019	2018
Cumulative translation adjustments, net	$273	$266
Unrealized loss on interest rate swaps, net	(8)	(10)
Unrecognized net loss and prior service cost, net	(444)	(383)
Accumulated other comprehensive loss	$(179)	$(127)

The cumulative translation adjustment, net, is reported net of income tax benefit of $1 million and $2 million at December 31, 2019 and 2018, respectively. The unrealized loss on interest rate swaps, net, is reported net of income tax expense of $4 million at both December 31, 2019 and 2018. The unrecognized net loss and prior service cost, net, is reported net of income tax benefit of $117 million and $98 million at December 31, 2019 and 2018, respectively.

MASCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

O. RECLASSIFICATIONS FROM ACCUMULATED OTHER COMPREHENSIVE LOSS
The reclassifications from accumulated other comprehensive loss to the consolidated statements of operations were as follows, in millions:

Accumulated Other Comprehensive Loss	2019	2018	2017	Statement of Operations Line Item
Amortization of defined-benefit pension and other postretirement benefits:
Actuarial losses, net	$20	$20	$86	Other income (expense), net
Tax (benefit)	(5)	(5)	(13)
Net of tax (A)	$15	$15	$73

Interest rate swaps	$2	$2	$4	Interest expense
Tax (benefit)	—	—	(1)
Net of tax	$2	$2	$3

(A)
The 2017 amortization of defined-benefit pension and other postretirement benefits includes $58 million, net of tax, due to the disposition of a pension plan in connection with the divestiture of Moores.

In addition to the above amounts, we reclassified $14 million of deferred currency translation losses from accumulated other comprehensive loss to the consolidated statement of operations in conjunction with the disposition of UKWG in September 2019. In addition, as of March 31, 2018, we adopted ASU 2018-02, "Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income." As a result of the adoption, we reclassified $59 million of the disproportionate tax benefit related to various defined-benefit plans from accumulated other comprehensive loss to retained deficit.

P. SEGMENT INFORMATION
Our reportable segments are as follows:
Plumbing Products –  principally includes faucets, plumbing system components and valves, showerheads and handheld showers, tubs and shower bases and enclosures, toilets, spas, exercise pools and water handling systems.
Decorative Architectural Products –  principally includes paints and other coating products, lighting fixtures and LED lighting systems, and cabinet and other hardware.
The above products are sold to the residential repair and remodel and to a lesser extent the new home construction markets through home center retailers, online retailers, mass merchandisers, hardware stores, homebuilders, distributors and direct to the customer.
Our operations are principally located in North America and Europe. Our country of domicile is the United States of America.
Other than those assets specifically identified within a segment, corporate assets consist primarily of property and equipment, right-of-use assets, deferred tax assets, cash and cash investments and other investments.
Our segments are based upon similarities in products and represent the aggregation of operating units, for which financial information is regularly evaluated by our corporate operating executive in determining resource allocation and assessing performance, and is periodically reviewed by the Board of Directors. Accounting policies for the segments are the same as those for us. We primarily evaluate performance based upon operating profit and, other than general corporate expense, allocate specific corporate overhead to each segment.
As described in Note B, our previously reported Windows and Other Specialty Products as well as Cabinetry Products segments have been classified as discontinued operations, which required retrospective application to the balance sheets and statements of operations, as well as, additional disclosures of certain cash flow financial information for all periods presented. Amounts for shared general and administrative operating expenses that were allocated to these businesses in prior periods have been re-allocated to general corporate expense.

MASCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

P. SEGMENT INFORMATION (Continued)
Divestitures not included in discontinued operations consists of our previously owned Arrow and Moores businesses which were disposed of in 2017, but were not accounted for as discontinued operations.
Information by segment and geographic area was as follows, in millions:

	Net Sales (1)(2)(3)(4)			Operating Profit (5)			Assets at December 31 (6)
	2019	2018	2017	2019	2018	2017	2019	2018	2017
Our operations by segment were:
Plumbing Products	$3,984	$3,998	$3,732	$708	$715	$702	$2,375	$2,253	$2,298
Decorative Architectural Products	2,723	2,656	2,206	480	456	438	1,526	1,534	965
Total	$6,707	$6,654	$5,938	$1,188	$1,171	$1,140	$3,901	$3,787	$3,263
Our operations by geographic area were:
North America	$5,328	$5,208	$4,568	$987	$954	$924	$2,785	$2,729	$2,131
International, principally Europe	1,379	1,446	1,370	201	217	216	1,116	1,058	1,132
Total, as above	6,707	6,654	5,938	1,188	1,171	1,140	3,901	3,787	3,263
Divestitures not included in discontinued operations	—	—	76	—	—	(6)
Net sales, as reported	$6,707	$6,654	$6,014
General corporate expense, net (5)				(100)	(94)	(105)
Operating profit, as reported				1,088	1,077	1,029
Other income (expense), net				(174)	(170)	(311)
Income from continuing operations before income taxes				$914	$907	$718
Corporate assets							598	411	1,069
Assets held for sale							528	1,195	1,202
Total assets							$5,027	$5,393	$5,534

MASCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

P. SEGMENT INFORMATION (Concluded)

	Property Additions (7)			Depreciation and Amortization
	2019	2018	2017	2019	2018	2017
Our operations by segment were:
Plumbing Products	$108	$120	$115	$80	$77	$63
Decorative Architectural Products	18	54	19	41	35	16
	126	174	134	121	112	79
Unallocated amounts, principally related to corporate assets	2	7	12	9	8	13
Divestitures not included in discontinued operations	—	—	1	—	—	1
Discontinued operations	34	38	26	29	36	34
Total	$162	$219	$173	$159	$156	$127

(1)	Included in net sales were export sales from the U.S. of $244 million, $237 million and $207 million in 2019, 2018 and 2017, respectively.

(2)	Excluded from net sales were intra-company sales between segments of less than one percent in 2019, 2018 and 2017.

(3)	Included in net sales were sales to one customer of $2,481 million, $2,457 million and $2,341 million in 2019, 2018 and 2017, respectively. Such net sales were included in each of our segments.

(4)	Net sales from our operations in the U.S. were $5,127 million, $5,034 million and $4,352 million in 2019, 2018 and 2017, respectively.

(5)	General corporate expense, net included those expenses not specifically attributable to our segments.

(6)
Long-lived assets of our operations in the U.S. and Europe were $1,198 million and $470 million, $1,119 million and $446 million, and $777 million and $431 million at December 31, 2019, 2018 and 2017, respectively.

(7)	Property additions exclude amounts paid for long-lived assets as part of acquisitions. Refer to Note C for further information.

Q. OTHER INCOME (EXPENSE), NET
Other, net, which is included in other income (expense), net, was as follows, in millions:

	2019	2018	2017
Loss on sales of businesses, net (A)	$—	$—	$(13)
Income from cash and cash investments and short-term bank deposits	3	5	4
Equity investment income, net	1	3	1
Realized gains from private equity funds	—	1	3
Impairment of private equity funds	—	—	(2)
Foreign currency transaction gains (losses)	2	(8)	—
Net periodic pension and post-retirement benefit cost	(21)	(14)	(26)
Other items, net	—	(1)	1
Total other, net	$(15)	$(14)	$(32)

(A) Included in loss on sales of businesses, net for 2017 is a loss of $64 million related to the divestiture of Moores and a gain of$51 million related to the divestiture of Arrow.

MASCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

R. INCOME TAXES

			(In Millions)
	2019	2018	2017
Income from continuing operations before income taxes:
U.S.	$684	$670	$562
Foreign	230	237	156
	$914	$907	$718
Income tax expense:
Currently payable:
U.S. Federal	$155	$115	$142
State and local	46	29	22
Foreign	70	74	67
Deferred:
U.S. Federal	(23)	12	12
State and local	(15)	—	—
Foreign	(3)	(9)	2
	$230	$221	$245
Deferred tax assets at December 31:
Receivables	$7	$3
Inventories	15	16
Other assets, including stock-based compensation	15	23
Accrued liabilities	48	58
Long-term liabilities	176	149
Net operating loss carryforward	63	51
Tax credit carryforward	9	9
	333	309
Valuation allowance	(38)	(43)
	295	266
Deferred tax liabilities at December 31:
Property and equipment	73	87
Operating lease right-of-use assets	42	—
Intangibles	71	139
Investment in foreign subsidiaries	10	9
Other	22	14
	218	249
Net deferred tax asset at December 31	$77	$17

The net deferred tax asset consisted of net deferred tax assets (included in other assets) of $99 million and $42 million, and net deferred tax liabilities (included in other liabilities) of $22 million and $25 million, at December 31, 2019 and 2018, respectively.
We continue to maintain a valuation allowance on certain state and foreign deferred tax assets as of December 31, 2019. Should we determine that we would not be able to realize our remaining deferred tax assets, or the deferred tax assets that currently have a valuation allowance become realizable in these jurisdictions in the future, an adjustment to the valuation allowance would be recorded in the period such determination is made.

MASCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

R. INCOME TAXES (Continued)
The current portion of the state and local income tax includes an $8 million, $8 million and $5 million tax benefit from the reversal of an accrual for uncertain tax positions resulting primarily from the expiration of applicable statutes of limitations in 2019, 2018 and 2017, respectively. The deferred portion of the state and local taxes includes a $1 million tax benefit in 2019, 2018 and 2017, resulting from changes in valuation allowances against state and local deferred tax assets. The deferred portion of the foreign taxes includes a $4 million and $2 million tax benefit in 2019 and 2018, respectively, from a change in the valuation allowances against foreign deferred tax assets.
Due to the enactment of the Tax Cuts and Jobs Act of 2017 ("2017 Tax Act") on December 22, 2017, we recorded a $20 million tax benefit from the elimination of a deferred tax liability previously recorded on undistributed foreign earnings as a result of the change from a worldwide to a territorial system of taxation. This tax benefit was offset by a $3 million tax charge resulting from the re-measurement of our remaining net deferred tax assets due to a reduction in the U.S. Federal corporate tax rate from 35 percent to 21 percent.
In addition, the 2017 Tax Act requires a mandatory deemed repatriation of undistributed foreign earnings resulting in a toll charge of 15.5 percent on earnings related to cash and liquid assets and 8 percent on earnings for non-liquid assets. Due to the ability to offset positive foreign earnings with existing foreign deficits, we did not pay any toll charge related to our undistributed foreign earnings.
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
Of the $72 million and $60 million deferred tax assets related to the net operating loss and tax credit carryforwards at December 31, 2019 and 2018, respectively, $44 million and $32 million, respectively, will expire between 2021 and 2036 and $28 million has no expiration.
A reconciliation of the U.S. Federal statutory tax rate to the income tax expense on income from continuing operations before income taxes was as follows:

	2019	2018	2017
U.S. Federal statutory tax rate	21%	21%	35%
State and local taxes, net of U.S. Federal tax benefit	3	3	2
Higher (lower) taxes on foreign earnings	2	2	(1)
U.S. and foreign taxes on distributed and undistributed foreign earnings	1	1	1
Domestic production deduction	—	—	(1)
Stock-based compensation	(1)	(2)	(3)
Business divestitures with no tax impact	—	—	5
Change in U.S. Federal tax law	—	—	(3)
Other, net	(1)	(1)	(1)
Effective tax rate	25%	24%	34%

Income taxes paid were $384 million, $231 million and $258 million in 2019, 2018 and 2017, respectively.

MASCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

R. INCOME TAXES (Concluded)
A reconciliation of the beginning and ending liability for uncertain tax positions, including related interest and penalties, is as follows, in millions:

	Uncertain Tax Positions	Interest and Penalties	Total
Balance at January 1, 2018	$54	$8	$62
Current year tax positions:
Additions	13	—	13
Reductions	(1)	—	(1)
Prior year tax positions:
Additions	1	—	1
Reductions	(1)	—	(1)
Lapse of applicable statute of limitations	(8)	—	(8)
Interest and penalties recognized in income tax expense	—	1	1
Balance at December 31, 2018	$58	$9	$67
Current year tax positions:
Additions	14	—	14
Reductions	(1)	—	(1)
Prior year tax positions:
Additions	1	—	1
Lapse of applicable statute of limitations	(9)	—	(9)
Interest and penalties recognized in income tax expense	—	1	1
Balance at December 31, 2019	$63	$10	$73

If recognized, $50 million and $46 million of the liability for uncertain tax positions at December 31, 2019 and 2018, respectively, net of any U.S. Federal tax benefit, would impact our effective tax rate.
Of the $73 million and $67 million total liability for uncertain tax positions (including related interest and penalties) at December 31, 2019 and 2018, respectively, $68 million and $64 million are recorded in other liabilities, respectively, and $5 million and $3 million are recorded as a net offset to other assets, respectively.
We file income tax returns in the U.S. Federal jurisdiction, and various local, state and foreign jurisdictions. We continue to participate in the Compliance Assurance Process ("CAP"). CAP is a real-time audit of the U.S. Federal income tax return that allows the Internal Revenue Service ("IRS"), working in conjunction with us, to determine tax return compliance with the U.S. Federal tax law prior to filing the return. This program provides us with greater certainty about our tax liability for a given year within months, rather than years, of filing our annual tax return and greatly reduces the need for recording a liability for U.S. Federal uncertain tax positions. The IRS has completed their examination of our consolidated U.S. Federal tax returns through 2018. With few exceptions, we are no longer subject to state or foreign income tax examinations on filed returns for years before 2016.
As a result of tax audit closings, settlements and the expiration of applicable statutes of limitations in various jurisdictions within the next 12 months, we anticipate that it is reasonably possible the liability for uncertain tax positions could be reduced by approximately $9 million.

MASCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

S. INCOME PER COMMON SHARE
Reconciliations of the numerators and denominators used in the computations of basic and diluted earnings per common share were as follows, in millions:

	2019	2018	2017
Numerator (basic and diluted):
Income from continuing operations	$639	$636	$426
Less: Allocation to unvested restricted stock awards	4	6	4
Income from continuing operations attributable to common shareholders	635	630	422
Income from discontinued operations, net	296	98	107
Less: Allocation to unvested restricted stock awards	2	1	1
Income from discontinued operations, net attributable to common shareholders	294	97	106
Net income attributable to common shareholders	$929	$727	$528

Denominator:
Basic common shares (based upon weighted average)	287	305	314
Add: Stock option dilution	1	2	4
Diluted common shares	288	307	318

We follow accounting guidance regarding determining whether instruments granted in share-based payment transactions are participating securities. This accounting guidance clarifies that share-based payment awards that entitle their holders to receive non-forfeitable dividends prior to vesting should be considered participating securities. We have granted restricted stock awards that contain non-forfeitable rights to dividends on unvested shares; such unvested restricted stock awards are considered participating securities. As participating securities, the unvested shares are required to be included in the calculation of our basic income per common share, using the "two-class method." The two-class method of computing income per common share is an allocation method that calculates income per share for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings. For the years ended December 31, 2019, 2018 and 2017, we allocated dividends and undistributed earnings to the participating securities.
Additionally, 854,000, 710,000 and 354,000 common shares for 2019, 2018 and 2017, respectively, related to stock options and 20,000 common shares for 2018, related to restricted stock units were excluded from the computation of diluted income per common share due to their antidilutive effect.
Common shares outstanding included on our balance sheet and for the calculation of income per common share do not include unvested stock awards (2 million common shares at both December 31, 2019 and 2018); shares outstanding for legal requirements included all common shares that have voting rights (including unvested stock awards).

MASCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

T. OTHER COMMITMENTS AND CONTINGENCIES
Litigation.    We are involved in claims and litigation, including class actions, mass torts and regulatory proceedings, which arise in the ordinary course of our business. The types of matters may include, among others: competition, product liability, employment, warranty, advertising, contract, personal injury, environmental, intellectual property, and insurance coverage. We believe we have adequate defenses in these matters and that the likelihood that the outcome of these matters would have a material adverse effect on us is remote. However, there is no assurance that we will prevail in these matters, and we could, in the future, incur judgments, enter into settlements of claims or revise our expectations regarding the outcome of these matters, which could materially impact our results of operations.
Warranty.    Changes in our warranty liability were as follows, in millions:

	2019	2018
Balance at January 1	$81	$78
Accruals for warranties issued during the year	34	34
Accruals related to pre-existing warranties	1	(2)
Settlements made (in cash or kind) during the year	(31)	(29)
Other, net (including currency translation)	(1)	—
Balance at December 31	$84	$81

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

MASCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONCLUDED)

U. INTERIM FINANCIAL INFORMATION (UNAUDITED)

Our quarterly results attributable to Masco Corporation were as follows:

		Quarters Ended
		(In Millions, Except Per Common Share Data)
	Total Year	December 31	September 30	June 30	March 31
2019
Net sales	$6,707	$1,639	$1,716	$1,839	$1,513
Gross profit	$2,371	$565	$611	$673	$522
Income from continuing operations	$639	$158	$163	$211	$107
Net income (1)	$935	$453	$126	$240	$116
Income per common share:
Basic:
Income from continuing operations	$2.21	$0.56	$0.57	$0.73	$0.36
Net income	$3.24	$1.60	$0.44	$0.82	$0.39
Diluted:
Income from continuing operations	$2.20	$0.56	$0.56	$0.72	$0.36
Net income	$3.22	$1.59	$0.44	$0.82	$0.39
2018
Net sales	$6,654	$1,635	$1,665	$1,838	$1,516
Gross profit	$2,327	$568	$570	$648	$541
Income from continuing operations	$636	$172	$150	$178	$136
Net income	$734	$194	$180	$211	$149
Income per common share:
Basic:
Income from continuing operations	$2.06	$0.57	$0.49	$0.58	$0.43
Net income	$2.38	$0.65	$0.59	$0.69	$0.48
Diluted:
Income from continuing operations	$2.05	$0.57	$0.49	$0.57	$0.43
Net income	$2.37	$0.64	$0.58	$0.68	$0.47

(1)
Net income includes $295 million and $(37) million of income (loss) from discontinued operations, net for the quarters ended December 31, 2019 and September 30, 2019, respectively, which includes the gain (loss) on the sale of the Milgard and UKWG divestitures, respectively.

Income per common share amounts for the four quarters of December 31, 2019 and 2018 may not total to the income per common share amounts for the years ended December 31, 2019 and 2018 due to the allocation of income to participating securities.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
Not applicable.
Item 9A.    Controls and Procedures.
a.Evaluation of Disclosure Controls and Procedures.
The Company's Principal Executive Officer and Principal Financial Officer have concluded, based on an evaluation of the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15 that, as of December 31, 2019, the Company's disclosure controls and procedures were effective.
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
c.Changes in Internal Control over Financial Reporting.
In connection with the evaluation of the Company's internal control over financial reporting that occurred during the quarter ended December 31, 2019, which is required under the Securities Exchange Act of 1934 by paragraph (d) of Exchange Rules 13a-15 or 15d-15 (as defined in paragraph (f) of Rule 13a-15), management determined that there was no change that materially affected or is reasonably likely to materially affect internal control over financial reporting.

Item 9B.    Other Information.
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Our Code of Ethics applies to all employees, officers and directors including our Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer, and is posted on our website at www.masco.com. Amendments to or waivers of our Code of Business Ethics for directors and executive officers, if any, will be posted on our website.
Other information required by this Item will be contained in our definitive Proxy Statement for the 2020 Annual Meeting of Stockholders, to be filed before April 29, 2020, and such information is incorporated herein by reference.
Item 11. Executive Compensation.
Information required by this Item will be contained in our definitive Proxy Statement for the 2020 Annual Meeting of Stockholders, to be filed before April 29, 2020 and such information is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Equity Compensation Plan Information
We grant equity under our 2014 Long Term Stock Incentive Plan (the "2014 Plan"). The following table sets forth information as of December 31, 2019 concerning the 2014 Plan, which was approved by our stockholders. We do not have any equity compensation plans that have not been approved by our stockholders.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity compensation plans approved by stockholders	3,005,824	$26.84	13,913,842
The remaining information required by this Item will be contained in our definitive Proxy Statement for our 2020 Annual Meeting of Stockholders, to be filed before April 29, 2020, and such information is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
Information required by this Item will be contained in our definitive Proxy Statement for the 2020 Annual Meeting of Stockholders, to be filed before April 29, 2020, and such information is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services.
Information required by this Item will be contained in our definitive Proxy Statement for the 2020 Annual Meeting of Stockholders, to be filed before April 29, 2020, and such information is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules.
a.    Listing of Documents.

(1)
Financial Statements.    Our consolidated financial statements included in Item 8 hereof, as required at December 31, 2019 and 2018, and for the years ended December 31, 2019, 2018 and 2017, consist of the following:

(2)	Financial Statement Schedule.
a. Our Financial Statement Schedule appended hereto, as required for the years ended December 31, 2019, 2018 and 2017, consists of the following:

II. Valuation and Qualifying Accounts	83

(3)	Exhibits.

Exhibit No.		Incorporated By Reference			Filed Herewith
	Exhibit Description	Form	Exhibit	Filing Date
2.a	Stock Purchase Agreement, dated September 29, 2019, by and between Masco Corporation and MIWD Holding Company LLC.	8-K	2.1	10/03/2019
2.b	Securities Purchase Agreement, dated November 14, 2019, by and between Masco Corporation and ACP Products, Inc.	8-K	2.1	11/18/2019
Note 1:
Disclosure schedules and certain exhibits have been omitted from Exhibit No. 2.a and 2.b pursuant to Item 601(b)(2) of Regulation S-K. Each Agreement as filed identifies such schedules and exhibits, including the general nature of their contents. Masco agrees to furnish a copy of any omitted attachment to the Securities Exchange Commission on a confidential basis upon request.

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
4.b
Indenture dated as of February 12, 2001 between Masco Corporation and The Bank of New York Mellon Trust Company, N.A., as successor trustee under agreement originally with Bank One Trust Company, National Association, as Trustee, and Supplemental Indenture thereto dated as of November 30, 2006; and Directors' Resolutions establishing Masco Corporation's:
		2016 10-K	4.b	02/09/2017
4.b.i	6-1/2% Notes Due August 15, 2032;	2017 10-K	4.b.i	02/08/2018
4.b.ii	5.950% Notes Due March 15, 2022;	2016 10-K	4.b(iii)	02/09/2017
4.b.iii	4.450% Notes Due April 1, 2025;	8-K	4.1	03/23/2015
4.b.iv	3.500% Notes Due April 1, 2021;	8-K	4.1	03/16/2016
4.b.v	4.375% Notes Due April 1, 2026;	8-K	4.2	03/16/2016
4.b.vi	3.500% Notes Due November 15, 2027; and	8-K	4.1	06/15/2017
4.b.vii	4.500% Notes Due May 15, 2047.	8-K	4.2	06/15/2017
Note 2:
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

4.c	Description of securities.				X
10.a	Credit Agreement dated as of March 13, 2019 by and among Masco Corporation and Masco Europe S.à r.l. as borrowers, the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Citibank, N.A. and PNC Bank, National Association, as Co-Syndication Agents, and Deutsche Bank Securities, Inc., Royal Bank of Canada, SunTrust Bank, Bank of America, N.A., Fifth Third Bank and Wells Fargo Bank, National Association, as Co-Documentation Agents.	8-K	10	03/19/2019
Note 3:	Exhibits 10.b through 10.l constitute the management contracts and executive compensatory plans or arrangements in which certain of the directors and executive officers of the Company participate.
10.b	Masco Corporation 2005 Long Term Stock Incentive Plan (Amended and Restated May 11, 2010):	2015 10-K	10.b.i	02/12/2016
	Form of Stock Option Grant Agreements:
10.b.i	for grants on or after January 1, 2013;	2017 10-K	10.b.iii	02/08/2018
10.b.ii	for grants during 2012; and	2017 10-K	10.b.iv	02/08/2018
10.b.iii	for grants prior to 2012.	2015 10-K	10.b.i(ii)(C)	02/12/2016

Exhibit No.		Incorporated By Reference			Filed Herewith
	Exhibit Description	Form	Exhibit	Filing Date
10.c	Masco Corporation 2014 Long Term Stock Incentive Plan (Amended and Restated May 9, 2016):	10-Q	10.a	07/26/2016
Form of Restricted Stock Award Agreements:
10.c.i	for awards prior to July 1, 2018; and	8-K	10.b	05/06/2014
10.c.ii	for awards on or after July 1, 2018.	2018 10-K	10.c.ii	02/07/2019
10.c.iii	Form of Restricted Stock Unit Award Agreement for awards granted on or after December 17, 2019.				X
Form of Stock Option Grant Agreements:
10.c.iv	for grants prior to July 1, 2018;	8-K	10.d	05/06/2014
10.c.v	for grants between July 1, 2018 and December 17, 2019; and	2018 10-K	10.c.iv	02/07/2019
10.c.vi	for grants on or after December 17, 2019.				X
10.c.vii	Form of Long Term Incentive Program Award Agreement for awards prior to December 17, 2019.	2018	10.c.v	02/07/2019
10.c.viii	Long-Term Incentive Program under Masco Corporation's 2014 Long Term Stock Incentive Plan (December 17, 2019).				X
10.c.ix	Form of Performance Restricted Stock Unit Award Agreement for awards on or after December 17, 2019.				X
10.c.x	Non-Employee Directors Equity Program under Masco Corporation's 2014 Long Term Stock Incentive Plan (Amended and Restated May 9, 2016).	10-Q	10.b	07/26/2016
Form of Restricted Stock Award Agreement for Non-Employee Directors:
10.c.xi	for Non-Employee Directors for awards prior to July 1, 2018; and	8-K	10.c	05/06/2014
10.c.xii	for Non-Employee Directors for awards after July 1, 2018.	2018 10-K	10.c.viii	02/07/2019
10.c.xiii	Non-Employee Directors Equity Program under Masco Corporation's 2014 Long Term Stock Incentive Plan (Amended and Restated February 7, 2020).				X
10.c.xiv	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors for grants on or after February 7, 2020.				X
10.d	Form of Masco Corporation Supplemental Executive Retirement and Disability Plan and amendments thereto for Richard A. Manoogian.	2015 10-K	10.d.i(i)	02/12/2016
10.e	Form of Masco Corporation Supplemental Executive Retirement and Disability Plan and amendments thereto (includes amendment freezing benefit accruals) for John G. Sznewajs.	2015 10-K	10.d.i(ii)	02/12/2016
10.f	Other compensatory arrangements for executive officers.	2016 10-K	10.f	02/09/2017
10.g	Compensation of Non-Employee Directors.				X
10.h	Masco Corporation Retirement Benefit Restoration Plan effective January 1, 1995 (as amended and restated December 22, 2010), and amendments thereto effective February 6, 2012 and January 1, 2014.	2016 10-K	10.i	02/09/2017
10.i.i	Letter Agreement dated June 29, 2009 between Richard A. Manoogian and Masco Corporation.	2014 10-K	10.k.i	02/13/2015
10.i.ii	Aircraft Time Sharing Agreement dated June 26, 2019 between Richard A. Manoogian and Masco Corporation.				X

Exhibit No.		Incorporated By Reference			Filed Herewith
	Exhibit Description	Form	Exhibit	Filing Date
10.j	Employment Offer Letter dated July 27, 2018 between Scott McDowell and Masco Corporation.	10-Q	10	10/30/2018
10.k	Agreement dated June 18, 2019 between Joe Gross and Masco Corporation.	10-Q	10	07/25/2019
10.l	Separation and Release Agreement dated July 19, 2019, between Amit Bhargava and Masco Corporation.	10-Q	10	10/30/2019
21	List of Subsidiaries.				X
23	Consent of Independent Registered Public Accounting Firm relating to Masco Corporation's Consolidated Financial Statements and Financial Statement Schedule.				X
31.a	Certification by Chief Executive Officer required by Rule 13a-14(a)/15d-14(a).				X
31.b	Certification by Chief Financial Officer required by Rule 13a-14(a)/15d-14(a).				X
32	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.				X
101
The following financial information from Masco Corporation's Annual Report on Form 10-K for the year ended December 31, 2019, formatted in Inline XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Shareholders' Equity, and (vi) Notes to Consolidated Financial Statements.
X
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)				X

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
February 11, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Principal Executive Officer:
/s/ Keith J. Allman	President and Chief Executive Officer and Director
Keith J. Allman
Principal Financial Officer:
/s/ John G. Sznewajs	Vice President, Chief Financial Officer
John G. Sznewajs
Principal Accounting Officer:
/s/ John P. Lindow	Vice President, Controller and Chief Accounting Officer
John P. Lindow
/s/ J. Michael Losh	Chairman of the Board
J. Michael Losh
/s/ Richard A. Manoogian	Chairman Emeritus
Richard A. Manoogian
/s/ Mark R. Alexander	Director
Mark R. Alexander		February 11, 2020
/s/ Marie A. Ffolkes	Director
Marie A. Ffolkes
/s/ Christopher A. O'Herlihy	Director
Christopher A. O'Herlihy
/s/ Donald R. Parfet	Director
Donald R. Parfet
/s/ Lisa A. Payne	Director
Lisa A. Payne
/s/ John C. Plant	Director
John C. Plant
/s/ Charles K. Stevens, III
Charles K. Stevens, III	Director
/s/ Reginald M. Turner, Jr.	Director
Reginald M. Turner, Jr.

MASCO CORPORATION

SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2019, 2018 and 2017

	(In Millions)
Column A	Column B	Column C			Column D		Column E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts		Deductions		Balance at End of Period
Allowances for doubtful accounts, deducted from accounts receivable in the balance sheet (d):
2019	$5	$1	$—		$(2)	(a)	$4
2018	$4	$3	$—		$(2)	(a)	$5
2017	$5	$1	$—		$(2)	(a)	$4
Valuation allowance on deferred tax assets:
2019	$43	$—	$—		$(5)	(b)	$38
2018	$47	$—	$—		$(4)	(c)	$43
2017	$45	$—	$2	(d)	$—		$47

(a)	Deductions, representing uncollectible accounts written off, less recoveries of accounts written off in prior years.

(b)	$5 million net reduction to valuation allowance recorded as an income tax benefit.

(c)	$3 million net reduction to valuation allowance recorded as an income tax benefit and $1 million reduction recorded primarily in other comprehensive income (loss).

(d)	$2 million adjustment to the valuation allowance was recorded primarily in other comprehensive income (loss).