Form 10-Q
period 2020-03-31
MASCO CORP /DE/
filed 2020-04-29
CIK 62996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes   ☒ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at March 31, 2020
Common stock, par value $1.00 per share	263,755,373

MASCO CORPORATION

INDEX

MASCO CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

March 31, 2020 and December 31, 2019
(In Millions, Except Share Data)

	March 31, 2020	December 31, 2019
ASSETS
Current Assets:
Cash and cash investments	$767	$697
Receivables	1,142	997
Prepaid expenses and other	80	90
Assets held for sale	—	173
Inventories:
Finished goods	487	485
Raw material	205	211
Work in process	64	58
	756	754
Total current assets	2,745	2,711
Property and equipment, net	861	878
Operating lease right-of-use assets	171	176
Goodwill	518	509
Other intangible assets, net	264	259
Other assets	281	139
Assets held for sale	—	355
Total assets	$4,840	$5,027

LIABILITIES
Current Liabilities:
Accounts payable	$743	$697
Notes payable	5	2
Accrued liabilities	756	700
Liabilities held for sale	—	149
Total current liabilities	1,504	1,548
Long-term debt	2,771	2,771
Noncurrent operating lease liabilities	157	162
Other liabilities	573	589
Liabilities held for sale	—	13
Total liabilities	5,005	5,083

Commitments and contingencies (Note P)

EQUITY
Masco Corporation's shareholders' equity:
Common shares, par value $1 per share Authorized shares: 1,400,000,000; Issued and outstanding: 2020 – 262,600,000; 2019 – 275,600,000	263	276
Preferred shares authorized: 1,000,000; Issued and outstanding: 2020 and 2019 – None	—	—
Paid-in capital	—	—
Retained deficit	(412)	(332)
Accumulated other comprehensive loss	(199)	(179)
Total Masco Corporation's shareholders' deficit	(348)	(235)
Noncontrolling interest	183	179
Total equity	(165)	(56)
Total liabilities and equity	$4,840	$5,027

See notes to condensed consolidated financial statements.

MASCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

For the Three Months Ended March 31, 2020 and 2019
(In Millions, Except Per Common Share Data)

	Three Months Ended March 31,
	2020	2019
Net sales	$1,581	$1,513
Cost of sales	1,034	991
Gross profit	547	522
Selling, general and administrative expenses	322	316
Impairment charge for other intangible assets	—	9
Operating profit	225	197
Other income (expense), net:
Interest expense	(35)	(39)
Other, net	(16)	(5)
	(51)	(44)
Income from continuing operations before income taxes	174	153
Income tax expense	33	35
Income from continuing operations	141	118
Income from discontinued operations, net	397	9
Net income	538	127
Less: Net income attributable to noncontrolling interest	8	11
Net income attributable to Masco Corporation	$530	$116

Income per common share attributable to Masco Corporation:
Basic:
Income from continuing operations	$.49	$.36
Income from discontinued operations, net	1.44	.03
Net income	$1.93	$.39
Diluted:
Income from continuing operations	$.48	$.36
Income from discontinued operations, net	1.44	.03
Net income	$1.92	$.39

Amounts attributable to Masco Corporation:
Income from continuing operations	$133	$107
Income from discontinued operations, net	397	9
Net income	$530	$116

See notes to condensed consolidated financial statements.

MASCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

For the Three Months Ended March 31, 2020 and 2019
(In Millions)

	Three Months Ended March 31,
	2020	2019
Net income	$538	$127
Less: Net income attributable to noncontrolling interest	8	11
Net income attributable to Masco Corporation	$530	$116
Other comprehensive income (loss), net of tax (Note L):
Cumulative translation adjustment	$(29)	$(3)
Pension and other post-retirement benefits	5	4
Other comprehensive (loss) income, net of tax	(24)	1
Less: Other comprehensive loss attributable to noncontrolling interest	(4)	(3)
Other comprehensive (loss) income attributable to Masco Corporation	$(20)	$4
Total comprehensive income	$514	$128
Less: Total comprehensive income attributable to noncontrolling interest	4	8
Total comprehensive income attributable to Masco Corporation	$510	$120

See notes to condensed consolidated financial statements.

MASCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

For the Three Months Ended March 31, 2020 and 2019
(In Millions)

	Three Months Ended March 31,
	2020	2019
CASH FLOWS FROM (FOR) OPERATING ACTIVITIES:
Cash provided by operations	$7	$183
Increase in receivables	(183)	(181)
Increase in inventories	(21)	(65)
Increase (decrease) in accounts payable and accrued liabilities, net	105	(68)
Net cash for operating activities	(92)	(131)

CASH FLOWS FROM (FOR) FINANCING ACTIVITIES:
Purchase of Company common stock	(602)	(116)
Proceeds from revolving credit borrowings, net	—	87
Cash dividends paid	(37)	(35)
Proceeds from the exercise of stock options	20	9
Employee withholding taxes paid on stock-based compensation	(22)	(14)
Increase (decrease) in debt, net	2	(1)
Credit Agreement and other financing costs	—	(2)
Net cash for financing activities	(639)	(72)

CASH FLOWS FROM (FOR) INVESTING ACTIVITIES:
Capital expenditures	(24)	(38)
Acquisition of business, net of cash acquired	(24)	—
Proceeds from disposition of:
Business, net of cash disposed	853	—
Other financial investments	1	—
Property and equipment	—	5
Other, net	1	(5)
Net cash from (for) investing activities	807	(38)

Effect of exchange rate changes on cash and cash investments	(6)	(2)

CASH AND CASH INVESTMENTS:
Increase (decrease) for the period	70	(243)
At January 1	697	559
At March 31	$767	$316

See notes to condensed consolidated financial statements.

MASCO CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)

For the Three Months Ended March 31, 2020 and 2019
(In Millions, Except Per Common Share Data)

	Total	Common Shares ($1 par value)	Paid-In Capital	Retained (Deficit) Earnings	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interest
Balance, January 1, 2019	$69	$294	$—	$(278)	$(127)	$180
Total comprehensive income	128			116	4	8
Shares issued	5	1	4
Shares retired:
Repurchased	(122)	(3)	(11)	(108)
Surrendered (non-cash)	(10)	(1)		(9)
Cash dividends declared	(35)			(35)
Stock-based compensation	7		7
Balance, March 31, 2019	$42	$291	$—	$(314)	$(123)	$188

Balance, January 1, 2020	$(56)	$276	$—	$(332)	$(179)	$179
Cumulative effect of adoption of new credit loss standard (refer to Note A)	(1)			(1)
Adjusted balance, January 1, 2020	$(57)	$276	$—	$(333)	$(179)	$179
Total comprehensive income (loss)	514			530	(20)	4
Shares issued	11	1	10
Shares retired:
Repurchased	(602)	(14)	(28)	(560)
Surrendered (non-cash)	(13)			(13)
Cash dividends declared	(36)			(36)
Stock-based compensation	18		18
Balance, March 31, 2020	$(165)	$263	$—	$(412)	$(199)	$183

See notes to condensed consolidated financial statements.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

A. ACCOUNTING POLICIES
     In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments, of a normal recurring nature, necessary to fairly state our financial position at March 31, 2020, our results of operations, comprehensive income (loss), cash flows and changes in shareholders' equity for the three-month periods ended March 31, 2020 and 2019. The condensed consolidated balance sheet at December 31, 2019 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted ("GAAP") in the United States of America.
Reclassifications. Certain prior year amounts have been reclassified to conform to the 2020 presentation in the condensed consolidated financial statements. In our condensed consolidated statements of cash flows, the cash flows from discontinued operations are not separately classified.
Stock-Based Compensation. We issue stock-based incentives in various forms to our employees and non-employee Directors. Outstanding stock-based incentives were in the form of long-term stock awards, stock options, restricted stock units ("RSUs"), performance restricted stock units ("PRSUs") and phantom stock awards.
In December 2019, our Organization and Compensation Committee of the Board of Directors (the "Compensation Committee") amended the terms of equity awards under our 2014 Long Term Stock Incentive Plan to provide that newly issued stock options, RSUs and phantom stock awards vest over a three year period and redefined retirement-eligibility as age 65 or age 55 with at least 10 years of continuous service.
As such, compensation expense for equity awards granted in 2020 and thereafter is recognized ratably over the shorter of the vesting period, typically three years, or the length of time until the grantee becomes retirement eligible.
In February 2020, our Compensation Committee approved the grant of RSUs under the Company’s 2014 Long Term Stock Incentive Plan. We measure compensation expense for RSUs at the market price of our common stock at the grant date.
Allowance for Credit Losses. We do business with a number of customers, including certain home center retailers. We monitor our exposure for credit losses on our customer receivable balances and other financial investments measured at amortized cost and the credit worthiness of our customers on an on-going basis, including requiring the completion of credit applications and performing periodic reviews of our open accounts receivable. We record allowances for doubtful accounts for estimated losses resulting from the inability of our customers to fulfill their required payment obligation to us. Allowances are estimated at each of our businesses based upon specific customer balances, where a risk of loss has been identified, and also include a provision for losses based upon historical collection experience and write-off activity as well as reasonable and supportable forecast information that considers macro-economic factors and industry-specific trends associated with our businesses, among others. Our receivables balances are generally due in less than one year.
Recently Adopted Accounting Pronouncements. In June 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-13, "Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments," which modifies the methodology for recognizing loss impairments on certain types of financial instruments, including receivables. The new methodology requires an entity to estimate the credit losses expected over the life of an exposure. Additionally, ASU 2016-13 amends the current available-for-sale security other-than-temporary impairment model for debt securities. We adopted ASU 2016-13 and recorded a cumulative-effect adjustment to opening retained earnings on January 1, 2020. The adoption of the standard did not have a material effect on our financial position or results of operations.
In August 2018, the FASB issued ASU 2018-15, "Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract," which allows for the capitalization of certain implementation costs incurred in a hosting arrangement that is a service contract. We adopted ASU 2018-15 prospectively beginning on January 1, 2020. The adoption of the standard did not have an impact on our financial position or results of operations.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

A. ACCOUNTING POLICIES (Concluded)
In December 2019, the FASB issued ASU 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes," which simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. We early adopted ASU 2019-12 on January 1, 2020. The adoption of the standard did not have an impact on our financial position or results of operations.
Recently Issued Accounting Pronouncements.  In January 2020, the FASB issued ASU 2020-01, "Investments—Equity Securities (Topic 321)", "Investments—Equity Method and Joint Ventures (Topic 323)", and "Derivatives and Hedging (Topic 815): Clarifying the Interactions between Topic 321, Topic 323, and Topic 815", which clarifies that an entity should consider observable transactions when either applying or discontinuing the equity method of accounting for the purposes of applying the measurement alternative in accordance with Topic 321. ASU 2020-01 clarifies that for certain forward contracts or purchased options to acquire investments, an entity should not consider whether, upon settlement of the forward contract or exercise of the purchased option, the underlying securities would be accounted for under the equity method or the fair value option. ASU 2020-01 is effective for us for annual periods beginning January 1, 2021. Early adoption is permitted. We are currently reviewing the provisions of this new pronouncement and the impact, if any, the adoption of this guidance has on our financial position and results of operations.
In March 2020, the FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting," which provides optional guidance and expedients for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments are intended to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The amendments in this update are elective and are effective upon issuance. We are currently assessing whether and how we will elect to apply ASU 2020-04.

B. ACQUISITIONS
In the first quarter of 2020, we acquired all of the share capital of SmarTap A.Y Ltd. ("SmarTap") for approximately $24 million in cash. SmarTap is a developer of a smart bathing system that monitors and controls the temperature and flow of water. This acquisition provides an adaptable solution for a wide range of products as it is compatible with all showerheads, hand showers, spouts and shower jets. This business is included in the Plumbing Products segment. In connection with this acquisition, we recognized $12 million of goodwill, which is not tax deductible, and is related primarily to the expected synergies from combining the operations into our business. We also recognized $10 million of definite-lived intangible assets, primarily related to technology, which is being amortized on a straight-line basis over a weighted average amortization period of 5 years.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

C. DISCONTINUED OPERATIONS
On September 6, 2019, we completed the divestiture of our UK Window Group business ("UKWG"), a manufacturer and distributor of windows and doors. Additionally, on November 6, 2019, we completed the divestiture of our Milgard Windows and Doors business ("Milgard"), a manufacturer and distributor of windows and doors.
In the third quarter of 2019, we determined that the previously reported Windows and Other Specialty Products segment met the criteria to be classified as a discontinued operation as a result of the combined sale of UKWG and Milgard. These businesses represented all of our windows businesses and all remaining businesses in the Windows and Other Specialty Products segment.
On November 14, 2019, we entered into a definitive agreement to sell Masco Cabinetry LLC ("Cabinetry"), a manufacturer of cabinetry products. We completed the divestiture of Cabinetry on February 18, 2020 for proceeds of approximately $989 million, including $853 million, net of cash disposed. The remaining $136 million was accounted for as preferred stock issued by a holding company of the buyer; refer to Note G for additional information. The total consideration for the sale is subject to final working capital adjustments. In connection with the sale, we recognized a gain on the divestiture of $585 million for the three months ended March 31, 2020, which is included in income from discontinued operations, net in the condensed consolidated statement of operations.
In the fourth quarter of 2019, we determined that the previously reported Cabinetry Products segment met the criteria to be classified as a discontinued operation, as Cabinetry represented all of our cabinet businesses and all remaining businesses in the Cabinetry Products segment.
We determined that the assets and liabilities for Cabinetry met the held for sale criteria in accordance with ASC 205-20, Discontinued Operations in 2019. Accordingly, the Cabinetry business' assets and liabilities were classified in the condensed consolidated balance sheet at December 31, 2019 as assets held for sale or liabilities held for sale. We ceased recording depreciation and amortization for the held for sale assets upon meeting the held for sale criteria.
As the combined sale of UKWG and Milgard and the sale of Cabinetry represented a strategic shift that will have a major effect on our operations and financial results, these businesses were presented in discontinued operations separate from continuing operations for the three months ended March 31, 2019, and for Cabinetry only for the three months ended March 31, 2020. In addition, depreciation and amortization, capital expenditures, and significant non-cash operating and investing activities related to discontinued operations were separately disclosed.
The results of the windows businesses recorded in (loss) income from discontinued operations before income tax was a loss of $8 million for the three months ended March 31, 2019. The results of the cabinetry business recorded in (loss) income from discontinued operations before income tax was a loss of $9 million and income of $23 million for the three months ended March 31, 2020 and 2019, respectively.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

C. DISCONTINUED OPERATIONS (Continued)
The major classes of line items constituting income from discontinued operations, net, in millions:

	Three Months Ended March 31,
	2020	2019
Net sales	$101	$395
Cost of sales	78	318
Gross profit	23	77
Selling, general and administrative expenses	32	56
Impairment charge for goodwill (A)	—	7
Other income (expense), net	—	1
(Loss) income from discontinued operations	(9)	15
Gain on disposal of discontinued operations	585	—
Income before income tax	576	15
Income tax expense	(179)	(6)
Income from discontinued operations, net	$397	$9

(A)	In the first quarter of 2019, we recognized a $7 million non-cash goodwill impairment charge related to a decline in the long-term outlook of our windows and doors business in the United Kingdom.
The carrying amount of major classes of assets and liabilities included as part of the Cabinetry discontinued operations, were as follows, in millions:

December 31, 2019
Receivables	76
Prepaid expenses and other	7
Inventories	90
Property and equipment, net	157
Operating lease right-of-use assets	4
Goodwill	181
Other intangible assets, net	1
Other assets	12
Total assets classified as held for sale	$528

Accounts payable	$103
Accrued liabilities	46
Noncurrent operating lease liabilities	3
Other liabilities	10
Total liabilities classified as held for sale	$162

Other selected financial information for Cabinetry, Milgard and UKWG during the period owned by us, were as follows, in millions:

	Three Months Ended
	March 31, 2020	March 31, 2019
Depreciation and amortization	$—	$9
Capital expenditures	1	11
ROU assets obtained in exchange for new lease obligations	—	—

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

C. DISCONTINUED OPERATIONS (Concluded)
In conjunction with the divestiture of Milgard and Cabinetry, we entered into Transition Services Agreements to provide administrative services to the buyers. The fees for services rendered under each Transition Services Agreement are not expected to be material to our results of operations.
As a part of the Cabinetry Transition Services Agreement, we have guaranteed Cabinetry's obligations to a third-party while Cabinetry continues to participate in our voluntary supply chain finance program to the extent Cabinetry under its new ownership becomes delinquent on its payments. The amount Cabinetry and its new owners owe under the program was $33 million at March 31, 2020. In conjunction with the Transition Services Agreement, the new owners provide a letter of credit to the third-party in the amount of $10 million. As such, the maximum exposure for us associated with this guarantee is the difference between the amount Cabinetry owes at any given point and the letter of credit. Cabinetry will be out of our program no later than June 14, 2020 and our guarantee will end when all remaining payments have been made, which is expected to be in the fourth quarter of 2020. No significant loss has been experienced or is probable under this guarantee.

D. REVENUE
Our revenues are derived primarily from sales to customers in North America and Internationally, principally Europe. Net sales from these geographic markets, by segment, were as follows, in millions:

	Three Months Ended March 31, 2020
	Plumbing Products	Decorative Architectural Products	Total
Primary geographic markets:
North America	$632	$626	$1,258
International, principally Europe	323	—	323
Total	$955	$626	$1,581

	Three Months Ended March 31, 2019
	Plumbing Products	Decorative Architectural Products	Total
Primary geographic markets:
North America	$598	$573	$1,171
International, principally Europe	342	—	342
Total	$940	$573	$1,513

Our contract asset balance was $2 million at both March 31, 2020 and December 31, 2019. Our contract liability balance was $12 million and $40 million at March 31, 2020 and December 31, 2019, respectively.
We recognized $3 million of revenue for the three-month period ended March 31, 2020 related to performance obligations settled in previous years.
Changes in the allowance for credit losses deducted from accounts receivable were as follows, in millions:

Three Months Ended March 31, 2020
Balance at January 1 (after adopting ASU 2016-13)	$5
Provision for expected credit losses during the period	2
Write-offs charged against the allowance	(1)
Recoveries of amounts previously written off	1
Balance at end of period	$7

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

E. DEPRECIATION AND AMORTIZATION

Depreciation and amortization expense, including discontinued operations, was $33 million and $40 million for the three-month periods ended March 31, 2020 and 2019, respectively.

F. GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in the carrying amount of goodwill for the three-month period ended March 31, 2020, by segment, were as follows, in millions:

	Gross Goodwill At March 31, 2020	Accumulated Impairment Losses	Net Goodwill At March 31, 2020
Plumbing Products	$575	$(340)	$235
Decorative Architectural Products	358	(75)	283
Total	$933	$(415)	$518

	Gross Goodwill At December 31, 2019	Accumulated Impairment Losses	Net Goodwill At December 31, 2019	Acquisitions	Other (A)	Net Goodwill At March 31, 2020
Plumbing Products	$566	$(340)	$226	$12	$(3)	$235
Decorative Architectural Products	358	(75)	283	—	—	283
Total	$924	$(415)	$509	$12	$(3)	$518

(A)    Other consists of the effect of foreign currency translations.

The carrying value of our other indefinite-lived intangible assets was $76 million at both March 31, 2020 and December 31, 2019, and principally included registered trademarks. During the first quarter of 2019, we recognized a $9 million impairment charge related to a registered trademark in our Decorative Architectural Products segment due to a change in the long-term net sales projections of lighting products. The carrying value of our definite-lived intangible assets was $188 million (net of accumulated amortization of $54 million) and $183 million (net of accumulated amortization of $48 million) at March 31, 2020 and December 31, 2019, respectively, and principally included customer relationships. The increase in our definite-lived intangible assets is primarily a result of our acquisition of SmarTap.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

G. FAIR VALUE OF FINANCIAL INVESTMENTS

In conjunction with our divestiture of Cabinetry, we received preferred stock of ACProducts Holding, Inc. with a liquidation preference of $150 million. The preferred stock has a coupon of 8 percent until the first anniversary of issuance, 9 percent after the first anniversary and until the second anniversary of issuance, and 10 percent after the second anniversary of issuance and until the seventh anniversary of issuance. After which, the rate will increase by 50 basis points up to a maximum of 15 percent for each annual period occurring during and after the seventh anniversary until all shares have been redeemed in full.

We do not have the ability to exercise significant influence, and the fair value of this security is not readily available. We have elected to measure this investment at cost (less impairment, if any) adjusted for observable price changes in orderly transactions for the identical or similar investments of the same issuer for subsequent measurements of fair value. As the preferred stock was received in conjunction with the sale of Cabinetry, we determined the cost to be the fair value of the preferred stock at the time of sale.

The fair value of the preferred stock was measured on a non-recurring basis, and estimated using discounted cash flow and option pricing models (Level 3 inputs). The significant unobservable inputs used to value the preferred stock included: time to exit (deemed maturity) since the preferred stock is not mandatorily redeemable, discount rate used to determine the present value of expected cash flows, which included the spread on company specific debt and the risk-free rate of return, the liquidation preference and the coupon rate. On the date of acquisition, the fair value of this investment was determined to be $136 million and was included in other assets in our condensed consolidated balance sheet.

Dividends earned on this investment is included within other income (expense), net in our condensed consolidated statement of operations with a corresponding increase to our basis in the investment.

Fair Value of Debt. The fair value of our short-term and long-term fixed-rate debt instruments is based principally upon modeled market prices for the same or similar issues, which are Level 1 inputs. The aggregate estimated market value of our short-term and long-term debt was approximately $2.8 billion at March 31, 2020, which equaled the aggregate carrying value of short-term and long-term debt at that date. The aggregate estimated market value of our short-term and long-term debt at December 31, 2019 was approximately $3.0 billion, compared with the aggregate carrying value of $2.8 billion.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

H. WARRANTY LIABILITY
Changes in our warranty liability were as follows, in millions:

	Three Months Ended March 31, 2020	Twelve Months Ended December 31, 2019
Balance at January 1	$84	$81
Accruals for warranties issued during the period	7	34
Accruals related to pre-existing warranties	—	1
Settlements made (in cash or kind) during the period	(8)	(31)
Other, net (including currency translation)	(1)	(1)
Balance at end of period	$82	$84

I. DEBT
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

The Credit Agreement provides for an unsecured revolving credit facility available to us and one of our foreign subsidiaries, in U.S. dollars, European euros, British Pounds Sterling, Canadian dollars and certain other currencies for revolving credit loans, swingline loans and letters of credit. Borrowings under the revolving credit loans denominated in any agreed upon currency other than U.S. dollars are limited to $500 million, equivalent. We can also borrow swingline loans up to $100 million and obtain letters of credit of up to $25 million; outstanding letters of credit under the Credit Agreement reduce our borrowing capacity. At March 31, 2020, we had no outstanding standby letters of credit under the Credit Agreement.
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
In order for us to borrow under the Credit Agreement, there must not be any default in our covenants in the Credit Agreement (i.e., in addition to the two financial covenants, principally limitations on subsidiary debt, negative pledge restrictions, legal compliance requirements and maintenance of properties and insurance) and our representations and warranties in the Credit Agreement must be true in all material respects on the date of borrowing (i.e., principally no material adverse change or litigation likely to result in a material adverse change, since December 31, 2018, no material ERISA or environmental non-compliance, and no material tax deficiency). We were in compliance with all covenants and no borrowings were outstanding at March 31, 2020.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

J. STOCK-BASED COMPENSATION

Our 2014 Long Term Stock Incentive Plan provides for the issuance of stock-based incentives in various forms to our employees and non-employee Directors. At March 31, 2020, outstanding stock-based incentives were in the form of long-term stock awards, stock options, restricted stock units, performance restricted stock units, and phantom stock awards.

Pre-tax compensation expense included in income from continuing operations for these stock-based incentives was as follows, in millions:

	Three Months Ended March 31,
	2020	2019
Long-term stock awards	$4	$5
Stock options	3	1
Restricted stock units	8	—
Performance restricted stock units	1	1
Phantom stock awards and stock appreciation rights	—	1
Total	$16	$8

Long-Term Stock Awards. Prior to the amendment of our 2014 Long Term Stock Incentive Plan in December 2019, we granted long-term stock awards to our key employees and non-employee Directors. These grants did not cause net share dilution due to our practice of repurchasing and retiring an equal number of shares in the open market. We did not grant shares of long-term stock awards in the three-month period ended March 31, 2020.

Our long-term stock award activity was as follows, shares in millions:

	Three Months Ended March 31,
	2020	2019
Unvested stock award shares at January 1	2	2
Weighted average grant date fair value	$34	$30

Stock award shares granted	—	1
Weighted average grant date fair value	$—	$36

Stock award shares vested	1	1
Weighted average grant date fair value	$32	$24

Stock award shares forfeited	—	—
Weighted average grant date fair value	$35	$29

Unvested stock award shares at March 31	1	2
Weighted average grant date fair value	$36	$34

At March 31, 2020 and 2019, there was $32 million and $61 million, respectively, of total unrecognized compensation expense related to unvested stock awards; such awards had a weighted average remaining vesting period of three years and four years at March 31, 2020 and 2019, respectively.

The total market value (at the vesting date) of stock award shares which vested was $29 million during each of the three-month periods ended March 31, 2020 and 2019.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

J. STOCK-BASED COMPENSATION (Continued)

Stock Options. Stock options are granted to certain key employees. The exercise price equals the market price of our common stock at the grant date. These options become exercisable (vest ratably) over five years beginning on the first anniversary from the date of grant. Beginning in 2020, stock options become exercisable (vest ratably) over three years.

We granted 420,840 stock options in the three-month period ended March 31, 2020 with a grant date weighted average exercise price of approximately $48 per share. In the three-month period ended March 31, 2020, 16,240 stock options were forfeited (including options that expired unexercised).

Our stock option activity was as follows, shares in millions:

	Three Months Ended March 31,
	2020	2019
Option shares outstanding, January 1	3	4
Weighted average exercise price	$27	$21

Option shares granted	1	1
Weighted average exercise price	$48	$36

Option shares exercised	1	1
Aggregate intrinsic value on date of exercise (A)	$22 million	$13 million
Weighted average exercise price	$17	$11

Option shares forfeited	—	—
Weighted average exercise price	$42	$—

Option shares outstanding, March 31	3	4
Weighted average exercise price	$32	$25
Weighted average remaining option term (in years)	7	6

Option shares vested and expected to vest, March 31	3	4
Weighted average exercise price	$32	$25
Aggregate intrinsic value (A)	$14 million	$57 million
Weighted average remaining option term (in years)	7	6

Option shares exercisable (vested), March 31	1	2
Weighted average exercise price	$26	$19
Aggregate intrinsic value (A)	$13 million	$50 million
Weighted average remaining option term (in years)	6	4

(A)	Aggregate intrinsic value is calculated using our stock price at each respective date, less the exercise price (grant date price), multiplied by the number of shares.

At March 31, 2020 and 2019, there was $9 million and $12 million, respectively, of unrecognized compensation expense (using the Black-Scholes option pricing model at the grant date) related to unvested stock options; such options had a weighted average remaining vesting period of three years and four years at March 31, 2020 and 2019, respectively.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

J. STOCK-BASED COMPENSATION (Concluded)

The weighted average grant date fair value of option shares granted and the assumptions used to estimate those values using a Black-Scholes option pricing model were as follows:

	Three Months Ended March 31,
	2020	2019
Weighted average grant date fair value	$10.67	$8.81
Risk-free interest rate	1.53%	2.57%
Dividend yield	1.14%	1.35%
Volatility factor	24.00%	25.00%
Expected option life	6 years	6 years

Restricted Stock Units. Restricted stock units are granted to our key employees and non-employee Directors. These grants did not cause net share dilution due to our practice of repurchasing and retiring an equal number of shares in the open market. The grant date fair value is based on the fair value of our common stock. These units will vest and be settled in shares ratably over three years.

We granted 394,970 restricted stock units in the three-month period ended March 31, 2020 with a weighted average grant date fair value of $47 per share. In the three-month period ended March 31, 2020, 4,760 restricted stock units were forfeited.

At March 31, 2020, there was $10 million of unrecognized compensation expense related to unvested restricted stock units; such units had a weighted average remaining vesting period of three years.

Performance Restricted Stock Units. Under our Long Term Incentive Program, we grant performance restricted stock units to certain senior executives. These performance restricted stock units will vest and share awards will be issued at no cost to the employees, subject to our achievement of specified performance metrics established by our Compensation Committee over a three-year performance period and the recipient's continued employment through the share award date. During the three-month period ended March 31, 2020, we granted 133,390 performance restricted stock units with a grant date fair value of approximately $34 per share and 151,724 shares were issued. During the three-month period ended March 31, 2019, we granted 126,680 performance restricted stock units with a grant date fair value of approximately $39 per share. No performance restricted stock units were forfeited in either period.

K. EMPLOYEE RETIREMENT PLANS
Net periodic pension cost for our defined-benefit pension plans, with the exception of service cost, is recorded in other income (expense), net, in our condensed consolidated statement of operations. Net periodic pension cost for our defined-benefit pension plans was as follows, in millions:

	Three Months Ended March 31,
	2020		2019
	Qualified	Non-Qualified	Qualified	Non-Qualified
Service cost	$1	$—	$1	$—
Interest cost	6	1	10	1
Expected return on plan assets	(6)	—	(11)	—
Amortization of net loss	6	1	4	1
Net periodic pension cost	$7	$2	$4	$2

As of January 1, 2010, substantially all of our domestic and foreign qualified and domestic non-qualified defined-benefit pension plans were frozen to future benefit accruals. In December 2019, our Board of Directors approved the termination of our qualified domestic defined-benefit pension plans in 2021.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

L. RECLASSIFICATIONS FROM ACCUMULATED OTHER COMPREHENSIVE LOSS

The reclassifications from accumulated other comprehensive loss to the condensed consolidated statements of operations were as follows, in millions:

	Amounts Reclassified
Accumulated Other Comprehensive Loss	Three Months Ended March 31,		Statement of Operations Line Item
	2020	2019
Amortization of defined-benefit pension and other post-retirement benefits:
Actuarial losses, net	$7	$5	Other income (expense), net
Tax (benefit)	(2)	(1)
Net of tax	$5	$4

M. SEGMENT INFORMATION

Information by segment and geographic area was as follows, in millions:

	Three Months Ended March 31,
	2020	2019	2020	2019
	Net Sales (A)		Operating Profit (Loss)
Operations by segment:
Plumbing Products	$955	$940	$157	$153
Decorative Architectural Products	626	573	95	73
Total	$1,581	$1,513	$252	$226
Operations by geographic area:
North America	$1,258	$1,171	$210	$181
International, principally Europe	323	342	42	45
Total	$1,581	$1,513	252	226
General corporate expense, net			(27)	(29)
Operating profit			225	197
Other income (expense), net			(51)	(44)
Income from continuing operations before income taxes			$174	$153

(A)	Inter-segment sales were not material.

N. OTHER INCOME (EXPENSE), NET

Other, net, which is included in other income (expense), net, was as follows, in millions:

	Three Months Ended March 31,
	2020	2019
Income from cash and cash investments	$1	$1
Foreign currency transaction losses	(9)	—
Net periodic pension and post-retirement benefit cost	(8)	(5)
Other items, net	—	(1)
Total other, net	$(16)	$(5)

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

O. INCOME PER COMMON SHARE

Reconciliations of the numerators and denominators used in the computations of basic and diluted income per common share were as follows, in millions:

	Three Months Ended March 31,
	2020	2019
Numerator (basic and diluted):
Income from continuing operations	$133	$107
Less: Allocation to unvested restricted stock awards	1	1
Income from continuing operations attributable to common shareholders	132	106

Income from discontinued operations, net	397	9
Less: Allocation to unvested restricted stock awards	3	—
Income from discontinued operations, net attributable to common shareholders	394	9

Net income attributable to common shareholders	$526	$115

Denominator:
Basic common shares (based upon weighted average)	273	293
Add: Stock option dilution	1	1
Diluted common shares	274	294

For the three-month period ended March 31, 2020 and 2019, we allocated dividends and undistributed earnings to the unvested restricted stock awards.

Additionally, 582,000 and 1.1 million common shares for the three-month periods ended March 31, 2020 and 2019, respectively, related to stock options, 20,000 common shares related to performance restricted stock units for the three-month period ended March 31, 2019, and 7,000 restricted stock units for the three-month period ended March 31, 2020 were excluded from the computation of diluted income per common share due to their antidilutive effect.

In September 2019, our Board of Directors authorized the repurchase, for retirement, of up to $2.0 billion of shares of our common stock in open-market transactions or otherwise. In March 2020, we agreed to repurchase a total of $350 million of shares of our common stock with an immediate delivery of 7.3 million shares under an accelerated stock repurchase transaction. This transaction will be completed no later than May 8, 2020, at which time we anticipate receiving, at no additional cost, approximately 2.3 million shares of our common stock resulting from expected changes in the volume weighted average stock price of our common shares over the term of the transaction. In total, excluding any incremental shares we will receive from the accelerated stock repurchase transaction, we repurchased and retired 14.2 million shares of our common stock in the first three months of 2020 for approximately $602 million. This included 0.4 million shares to offset the dilutive impact of restricted stock units granted in the first three months of the year as well as 1.2 million shares received at no additional cost from the settlement of the accelerated stock repurchase initiated in November 2019. At March 31, 2020, we had $900 million remaining under the 2019 repurchase authorization.

On the basis of amounts paid (declared), cash dividends per common share were $0.135 ($0.135) and $0.120 ($0.120) for the three-month periods ended March 31, 2020 and 2019, respectively.

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

Q. INCOME TAXES

Our effective tax rate was 19 percent and 23 percent for the three-month periods ended March 31, 2020 and 2019, respectively. The decrease in the tax rate was primarily due to an additional $2 million income tax benefit on stock-based compensation and an additional $2 million state income tax benefit from a reduction in the liability for uncertain tax positions resulting from the expiration of statutes of limitation, recognized in the first quarter of 2020.

MASCO CORPORATION
Item 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FIRST QUARTER 2020 VERSUS FIRST QUARTER 2019

SALES AND OPERATIONS

The following table sets forth our net sales and operating profit (loss) by business segment and geographic area, dollars in millions:

	Three Months Ended March 31,		Percent Change
	2020	2019	2020	vs.	2019
Net Sales:
Plumbing Products	$955	$940	2%
Decorative Architectural Products	626	573	9%
Total	$1,581	$1,513	4%

North America	$1,258	$1,171	7%
International, principally Europe	323	342	(6)%
Total	$1,581	$1,513	4%

	Three Months Ended March 31,
	2020	2019
Operating Profit (Loss): (A)
Plumbing Products	$157	$153
Decorative Architectural Products	95	73
Total	$252	$226

North America	$210	$181
International, principally Europe	42	45
Total	252	226
General corporate expense, net	(27)	(29)
Operating profit	$225	$197

(A)    Before general corporate expense, net; see Note M to the condensed consolidated financial statements.

We report our financial results in accordance with generally accepted accounting principles ("GAAP") in the United States of America. However, we believe that certain non-GAAP performance measures and ratios used in managing the business may provide users of this financial information with additional meaningful comparisons between current results and results in prior periods. Non-GAAP performance measures and ratios should be viewed in addition to, and not as an alternative for, our reported results under GAAP.

The following discussion of consolidated results of operations and segment and geographic results refers to the three-month period ended March 31, 2020 compared to the same period of 2019.

NET SALES

Net sales increased four percent for the three-month period ended March 31, 2020. Excluding acquisitions and the effect of currency translation, net sales increased five percent for the three-month period ended March 31, 2020. The following table reconciles reported net sales to net sales, excluding acquisitions and the effect of currency translation, in millions:

	Three Months Ended March 31,
	2020	2019
Net sales, as reported	$1,581	$1,513
Acquisitions	—	—
Net sales, excluding acquisitions	1,581	1,513
Currency translation	9	—
Net sales, excluding acquisitions and the effect of currency translation	$1,590	$1,513

North American net sales increased seven percent for the three-month period ended March 31, 2020. Higher sales volumes of paints and other coating products and plumbing products, in aggregate, increased sales by nine percent. Such increases were partially offset by lower sales volume of lighting and builders' hardware products, which, in aggregate, decreased sales by two percent.

International net sales decreased six percent for the three-month period ended March 31, 2020. In local currencies (including sales in currencies outside their respective functional currencies), net sales decreased three percent. Unfavorable sales mix and lower volume of plumbing products each decreased sales by two percent. Such decreases were partially offset by favorable net selling prices which increased sales by one percent.

Net sales in the Plumbing Products segment increased two percent for the three-month period ended March 31, 2020. Higher sales volume and favorable net selling prices increased sales by three percent and one percent, respectively. Such increases were partially offset by unfavorable sales mix and foreign currency translation which each decreased sales by one percent.

Net sales in the Decorative Architectural Products segment increased nine percent for the three-month period ended March 31, 2020. Net sales increased due to higher sales volume of paints and other coating products. This increase was partially offset by lower sales volume of lighting and builders' hardware products.

OPERATING PROFIT

Our gross profit margin was 34.6 percent for the three-month period ended March 31, 2020, compared with 34.5 percent for the comparable period of 2019. Gross profit margins were positively impacted by increased sales volume of paints and other coating products and North American plumbing products and increases in net selling prices. Such increases were mostly offset by increases in commodity costs, primarily attributable to tariffs.

Selling, general and administrative expenses, as a percentage of sales, were 20.4 percent for the three-month period ended March 31, 2020, compared to 20.9 percent for the comparable period of 2019. Selling, general and administrative expense were positively impacted by lower salaries and professional fees, partially offset by additional legal cost and stock compensation expense.

Operating profit in the Plumbing Products segment for the three-month period ended March 31, 2020 was positively impacted by the benefits associated with cost savings initiatives, sales volumes and increased net selling prices. These positive impacts were partially offset by an increase in commodity costs, primarily attributed to the impact of tariffs, and other expenses (such as salaries and wages).

Operating profit in the Decorative Architectural Products segment for the three-month period ended March 31, 2020 was positively impacted by higher sales volumes, the benefits associated with cost savings initiatives and the non-recurrence of a non-cash impairment charge related to an other indefinite-lived intangible asset for a trademark associated with lighting products. These positive impacts were partially offset by increases in commodity costs, primarily attributed to the impact of tariffs, and other expenses (such as salaries and legal cost) across the segment.

OTHER INCOME (EXPENSE), NET

Interest expense for the three-month period ended March 31, 2020 was $35 million, compared to $39 million for the three-month period ended March 31, 2019. The decrease is due to the extinguishment of our 7.125% Notes due March 15, 2020 in the fourth quarter of 2019.

Other, net, for the three-month period ended March 31, 2020 included $9 million of foreign currency transaction losses and $8 million of net periodic pension and post-retirement benefit cost. Other, net, for the three-month period ended March 31, 2019 included $5 million of net periodic pension and post-retirement benefit cost.

INCOME AND INCOME PER COMMON SHARE FROM CONTINUING OPERATIONS — ATTRIBUTABLE TO MASCO CORPORATION

Income from continuing operations for the three-month period ended March 31, 2020 was $133 million compared to $107 million for the comparable period of 2019. Diluted income per common share for the three-month period ended March 31, 2020 was $0.48 per common share, compared with $0.36 per common share for the comparable period of 2019.

Our effective tax rate of 19 percent for the three-month period ended March 31, 2020 was lower than our normalized tax rate of 26 percent due primarily to an additional $6 million income tax benefit on stock-based compensation and an additional $4 million state income tax benefit from a reduction in the liability for uncertain tax positions resulting from the expiration of statutes of limitation in the first quarter of 2020.

Our effective tax rate of 23 percent for the three-month period ended March 31, 2019 was lower than our normalized tax rate of 26 percent due primarily to an additional $4 million income tax benefit on stock-based compensation in the first quarter of 2019.

OTHER FINANCIAL INFORMATION

Our current ratio was 1.8 to 1 at both March 31, 2020 and December 31, 2019.

For the three-month period ended March 31, 2020, net cash used for operating activities was $92 million. First quarter 2020 cash for operations was affected by an expected and annually recurring seasonal first quarter increase in accounts receivable compared with fourth quarter 2019. First quarter 2020 cash provided by operations of $7 million was affected by the income tax expense of $179 million resulting from the gain recorded in connection with the divestiture of Cabinetry. Additionally, in the first quarter of 2020, we recognized $189 million of income taxes payable resulting from the sale of Cabinetry in February 2020. As permitted by recent IRS guidance in response to the coronavirus disease 2019 (“COVID-19”) pandemic, we plan to defer this and our other eligible Federal and State income tax payments normally due in April 2020 to July 2020.

For the three-month period ended March 31, 2020, net cash used for financing activities was $639 million, primarily due to $602 million for the repurchase and retirement of our common stock (including 0.4 million shares repurchased to offset the dilutive impact of restricted stock units granted in 2020), $37 million for the payment of cash dividends, and $22 million for employee withholding taxes paid on stock-based compensation. These uses of cash were slightly offset by $20 million of proceeds from the exercise of stock options.

For the three-month period ended March 31, 2020, net cash provided by investing activities was $807 million, comprised of $853 million of proceeds from the sale of Cabinetry, net of cash disposed, partially offset by $24 million for capital expenditures and $24 million for the acquisition of SmarTap, net of cash acquired.

Our cash and cash investments were $767 million and $697 million at March 31, 2020 and December 31, 2019, respectively. Our cash and cash investments consist of overnight interest-bearing money market demand accounts, time deposit accounts, and money market mutual funds containing government securities and treasury obligations.

Of the $767 million and $697 million of cash and cash investments held at March 31, 2020 and December 31, 2019, $256 million and $297 million, respectively, was held in our foreign subsidiaries. If these funds were needed for our operations in the U.S., their repatriation into the U.S. would not result in significant additional U.S. income tax or foreign withholding tax, as we have recorded such taxes on substantially all undistributed foreign earnings, except for those that are legally restricted.

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

The Credit Agreement contains financial covenants requiring us to maintain (A) a net leverage ratio, as adjusted for certain items, not exceeding 4.0 to 1.0, and (B) a minimum interest coverage ratio, as adjusted for certain items, not less than 2.5 to 1.0.  We were in compliance with all covenants and no borrowings were outstanding under our Credit Agreement at March 31, 2020.

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

All outstanding payments owed under the program are recorded within accounts payable in our condensed consolidated balance sheets. The amounts owed to participating financial institutions under the program and included in accounts payable for our continuing operations were $33 million and $29 million at March 31, 2020 and December 31, 2019, respectively. We account for all payments made under the program as a reduction to our cash flows from operations and reported within our increase (decrease) in accounts payable and accrued liabilities, net, line within our condensed consolidated statements of cash flows. The amounts settled through the program and paid to participating financial institutions were $30 million and $36 million for our continuing operations during the three-month periods ended March 31, 2020 and 2019, respectively. A downgrade in our credit rating or changes in the financial markets could limit the financial institutions’ willingness to commit funds to, and participate in, the program. We do not believe such risk would have a material impact on our working capital or cash flows, as substantially all of our payments are made outside of the program.

While the COVID-19 pandemic did not significantly impact our financial performance during the first quarter of 2020, we anticipate that the pandemic may significantly and adversely impact the results of operations in each of our segments for the second quarter of 2020 and potentially future quarters.  Specifically, we expect reduced consumer demand for our products resulting from the continued economic contraction as a result of shelter-in-place and social distancing orders, increased unemployment levels, limitations imposed on the number of people permitted to enter the stores of some of our retail customers, and the closure of some of our customers’ business operations.

Currently, many, but not all, of our businesses remain operating because the products we provide are critical to infrastructure sectors and the day-to-day operations of homes and businesses in our communities as defined by applicable local orders. However, these designations may change in the future, which could adversely impact our ability to produce and distribute our products. Certain of our facilities have experienced closures ranging from a few days to a few weeks, and some of these closures are continuing in the second quarter. These closures have and may continue to adversely impact our results of operations. Finally, we may experience supply chain disruptions, particularly disruptions related to our ability to source plumbing, lighting and builders’ hardware products. While we anticipate an adverse impact to our results in the short-term, given our portfolio of lower ticket, repair and remodel-oriented products, we expect that demand for our products will be solid as we recover from the COVID-19 pandemic.

We currently believe that our present cash balance, cash flows from operations, and borrowing availability under our Credit Agreement are sufficient to fund our near-term working capital and other investment needs. We presently anticipate that our longer-term working capital and other general corporate requirements will be satisfied through cash flows from operations and, to the extent necessary, from bank borrowings and future financial market activities. However, due to the rapidly evolving and highly uncertain nature and duration of the COVID-19 pandemic and its impact on our customers, suppliers and employees, we are unable to fully estimate the extent of the impact it may have on our future financial condition.

In preparation of this Form 10-Q, including our financial statements contained in this report, we made certain estimates and assumptions that affect or could have affected the reported amounts of assets and liabilities, disclosure of any contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. As the nature and duration of the COVID-19 pandemic affects become more certain, we will update and refine our estimates and assumptions, which could impact the reported amounts of assets and liabilities and related disclosures, and future revenues and expenses.

We are committed to the safety and well-being of our employees during this time, and, led by our cross-functional COVID-19 task force, we are employing best practices and following guidance from the World Health Organization and the Centers for Disease Control and Prevention. We have implemented alternative work arrangements to support the health and safety of our employees including working remotely and avoiding large gatherings. In addition, at our facilities that remain open, we are modifying work areas and workstations to provide protective measures for employees, staggering shifts, practicing social distancing and increasing cleaning.

OUTLOOK FOR THE COMPANY

We continue to execute our strategies of leveraging our strong brand portfolio, industry-leading positions and the Masco Operating System, our methodology to drive growth and productivity, to create long-term shareholder value. We believe that our strong financial position and cash flow generation, together with our investments in our industry-leading branded building products, our continued focus on innovation and disciplined capital allocation, will allow us to drive long-term growth and create value for our shareholders. While we expect to experience softness in the short-term in our businesses as a result of the COVID-19 pandemic, we remain confident in the fundamentals of our businesses.

FORWARD-LOOKING STATEMENTS

This report contains statements that reflect our views about our future performance and constitute "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as "outlook," "believe," "anticipate," "appear," "may," "will," "should," "intend," "plan," "estimate," "expect," "assume," "seek," "forecast," and similar references to future periods. Our views about future performance involve risks and uncertainties that are difficult to predict and, accordingly, our actual results may differ materially from the results discussed in our forward-looking statements. We caution you against relying on any of these forward-looking statements. Our future performance may be affected by the levels of residential repair and remodel activity and new home construction, our ability to maintain our strong brands and reputation and to develop innovative products, our ability to maintain our competitive position in our industries, our reliance on key customers, the length and severity of the ongoing COVID-19 pandemic, including its impact on domestic and international economic activity, consumer demand for our products, our production capabilities, our employees and our supply chain, the cost and availability of materials and the imposition of tariffs, our dependence on third-party suppliers, risks associated with our international operations and global strategies, our ability to achieve the anticipated benefits of our strategic initiatives, our ability to successfully execute our acquisition strategy and integrate businesses that we have and may acquire, our ability to attract, develop and retain talented personnel, risks associated with our reliance on information systems and technology, and our ability to achieve the anticipated benefits from our investments in new technology. These and other factors are discussed in detail in Item 1A, "Risk Factors" in our most recent Annual Report on Form 10-K, as well as in other filings we make with the Securities and Exchange Commission.  The forward-looking statements in this report speak only as of the date of this report. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. Unless required by law, we undertake no obligation to update publicly any forward-looking statements as a result of new information, future events or otherwise.

MASCO CORPORATION
Item 4.
CONTROLS AND PROCEDURES

a.     Evaluation of Disclosure Controls and Procedures.

The Company’s principal executive officer and principal financial officer have concluded, based on an evaluation of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15 that, as of March 31, 2020, the Company's disclosure controls and procedures were effective.

b.     Changes in Internal Control over Financial Reporting.

In connection with the evaluation of the Company's internal control over financial reporting that occurred during the quarter ended March 31, 2020, which is required under the Securities Exchange Act of 1934 by paragraph (d) of Exchange Rules 13a-15 or 15d-15 (as defined in paragraph (f) of Rule 13a-15), management determined that there was no change that materially affected or is reasonably likely to materially affect internal control over financial reporting.

MASCO CORPORATION

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

Information regarding legal proceedings involving us is set forth in Note P to our condensed consolidated financial statements included in Part I, Item 1 of this Report and is incorporated herein by reference.

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, the reader should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. Other than the risk factor set forth below, there have been no material changes in the Company's risk factors from those disclosed in Part I, Item 1A of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

The ongoing coronavirus disease 2019 (COVID-19) pandemic is disrupting our business, and has and may continue to adversely impact our results of operations and financial condition.

The spread of COVID-19 has created a global health crisis that has resulted in widespread disruption to economic activity, both in the U.S. and globally.

We operate facilities in the United States and around the world which are being adversely affected by this pandemic. The U.S. federal government and numerous state, local and foreign governments have implemented certain measures to attempt to slow and limit the spread of COVID-19, including shelter-in-place and social distancing orders. To date, such measures have resulted in the closure of certain of our facilities and decreased employee availability, and we may experience additional facility closures and a further decrease in employee availability, which has resulted and may continue to result in delays in our ability to produce and distribute our products.

In addition, COVID-19 has adversely affected and may continue to adversely affect domestic and international economic activity, which may reduce future consumer demand for our products.

Due to the rapidly evolving and highly uncertain nature and potential duration of the COVID-19 pandemic, we are unable to fully estimate the extent of the impact it may have on our business at this time. The extent of such impact will depend on a number of factors, including the duration and severity of the COVID-19 pandemic, its effect on our customers, suppliers and employees, its effect on domestic and international economies and markets and the response of governmental authorities. While we are working to mitigate the impact of the COVID-19 pandemic on our business and operations, including through cost reduction measures and other initiatives, the effectiveness of our mitigation efforts remains uncertain. The continued disruption of our operations and an on-going slowdown in domestic and international economic activity could materially and adversely affect our results of operations and financial condition.

To the extent COVID-19 continues to adversely impact our business, financial position and results of operations, it may also have the effect of heightening certain of the other risks described Part 1, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, such as those relating to our international operations and global strategies, our dependence on third-party suppliers, and compliance with covenants under our credit facility.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding the repurchase of our common stock for the three-month period ended March 31, 2020 under the 2019 share repurchase authorization:

Period	Total Number Of Shares Purchased	Average Price Paid Per Common Share	Total Number Of Shares Purchased As Part Of Publicly Announced Plans or Programs	Maximum Value Of Shares That May Yet Be Purchased Under The Plans Or Programs
1/1/20 - 1/31/20	—	$—	—	$1,501,539,755
2/1/20 - 2/29/20 (A)	4,752,167	$33.33	4,752,167	$1,343,142,733
3/1/20 - 3/31/20 (B)	9,442,874	$46.94	9,442,874	$899,936,945
Total for the quarter	14,195,041	$42.38	14,195,041	$899,936,945

(A)
In November 2019, we entered into an accelerated stock repurchase transaction whereby we agreed to repurchase a total of $400 million of our common stock with an initial delivery of 7.3 million shares. This transaction was completed in February 2020, at which time we received, at no additional cost,1.2 million additional shares of our common stock resulting from changes in the volume weighted average stock price of our common stock over the term of the transaction.

(B)
In March 2020, we entered into an accelerated stock repurchase transaction whereby we agreed to repurchase a total of $350 million of our common stock with an initial delivery of 7.3 million shares. This transaction will be completed by May 8, 2020, at which time we anticipate we will receive, at no additional cost, approximately 2.3 million additional shares of our common stock resulting from expected changes in the volume weighted average stock price of our common stock over the term of the transaction. The average price paid per common share does not reflect the holdback shares that we expect to receive upon completion of the accelerated stock repurchase transaction. If we had received the expected additional 2.3 million shares at inception of the accelerated stock repurchase transaction, the total number of shares purchased under this transaction would have been approximately 9.6 million with an average price paid per common share of approximately $36.39.

MASCO CORPORATION

PART II.  OTHER INFORMATION, Continued

Item 6. Exhibits

10.a		Long-Term Incentive Program under Masco Corporation’s 2014 Long Term Stock Incentive Plan (December 17, 2019) and form of Performance Restricted Stock Unit Award Agreement for awards thereunder.

10.b		Severance and Release Agreement dated February 21, 2020 between Masco Corporation and Joseph B. Gross.

31a	–	Certification by Chief Executive Officer Required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934

31b	–	Certification by Chief Financial Officer Required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934

32	–	Certification Required by Rule 13a-14(b) or 15d-14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code

101	–
The following financial information from Masco Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in Inline XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Shareholders' Equity, and (vi) Notes to Condensed Consolidated Financial Statements.

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

April 29, 2020