Form 10-Q
period 2020-06-30
MASCO CORP /DE/
filed 2020-07-30
CIK 62996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
or
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

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
        ☐ Yes   ☒ No

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at June 30, 2020
Common stock, par value $1.00 per share	261,532,049

MASCO CORPORATION

INDEX

MASCO CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

June 30, 2020 and December 31, 2019
(In Millions, Except Share Data)

	June 30, 2020	December 31, 2019
ASSETS
Current Assets:
Cash and cash investments	$1,089	$697
Receivables	1,308	997
Prepaid expenses and other	78	90
Assets held for sale	—	173
Inventories:
Finished goods	460	485
Raw material	219	211
Work in process	71	58
	750	754
Total current assets	3,225	2,711
Property and equipment, net	861	878
Operating lease right-of-use assets	163	176
Goodwill	521	509
Other intangible assets, net	259	259
Other assets	273	139
Assets held for sale	—	355
Total assets	$5,302	$5,027

LIABILITIES
Current Liabilities:
Accounts payable	$845	$697
Notes payable	407	2
Accrued liabilities	902	700
Liabilities held for sale	—	149
Total current liabilities	2,154	1,548
Long-term debt	2,372	2,771
Noncurrent operating lease liabilities	150	162
Other liabilities	589	589
Liabilities held for sale	—	13
Total liabilities	5,265	5,083

Commitments and contingencies (Note P)

EQUITY
Masco Corporation's shareholders' equity:
Common shares, par value $1 per share Authorized shares: 1,400,000,000; Issued and outstanding: 2020 – 260,400,000; 2019 – 275,600,000	260	276
Preferred shares authorized: 1,000,000; Issued and outstanding: 2020 and 2019 – None	—	—
Paid-in capital	11	—
Retained deficit	(223)	(332)
Accumulated other comprehensive loss	(184)	(179)
Total Masco Corporation's shareholders' deficit	(136)	(235)
Noncontrolling interest	173	179
Total equity	37	(56)
Total liabilities and equity	$5,302	$5,027
See notes to condensed consolidated financial statements.

MASCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

For the Three and Six Months Ended June 30, 2020 and 2019
(In Millions, Except Per Common Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net sales	$1,764	$1,839	$3,345	$3,352
Cost of sales	1,136	1,166	2,170	2,157
Gross profit	628	673	1,175	1,195
Selling, general and administrative expenses	289	326	611	642
Impairment charge for other intangible assets	—	—	—	9
Operating profit	339	347	564	544
Other income (expense), net:
Interest expense	(35)	(41)	(70)	(80)
Other, net	(2)	(3)	(18)	(8)
	(37)	(44)	(88)	(88)
Income from continuing operations before income taxes	302	303	476	456
Income tax expense	82	80	115	115
Income from continuing operations	220	223	361	341
Income from discontinued operations, net	14	29	411	38
Net income	234	252	772	379
Less: Net income attributable to noncontrolling interest	10	12	18	23
Net income attributable to Masco Corporation	$224	$240	$754	$356

Income per common share attributable to Masco Corporation:
Basic:
Income from continuing operations	$.80	$.73	$1.27	$1.09
Income from discontinued operations, net	.05	.10	1.53	.13
Net income	$.85	$.82	$2.80	$1.22
Diluted:
Income from continuing operations	$.80	$.72	$1.27	$1.08
Income from discontinued operations, net	.05	.10	1.53	.13
Net income	$.85	$.82	$2.80	$1.21

Amounts attributable to Masco Corporation:
Income from continuing operations	$210	$211	$343	$318
Income from discontinued operations, net	14	29	411	38
Net income	$224	$240	$754	$356
See notes to condensed consolidated financial statements.

MASCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

For the Three and Six Months Ended June 30, 2020 and 2019
(In Millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income	$234	$252	$772	$379
Less: Net income attributable to noncontrolling interest	10	12	18	23
Net income attributable to Masco Corporation	$224	$240	$754	$356
Other comprehensive income (loss), net of tax (Note L):
Cumulative translation adjustment	$12	$5	$(17)	$2
Interest rate swaps	1	1	1	1
Pension and other post-retirement benefits	5	4	10	8
Other comprehensive income (loss), net of tax	18	10	(6)	11
Less: Other comprehensive income (loss) attributable to noncontrolling interest	3	4	(1)	1
Other comprehensive income (loss) attributable to Masco Corporation	$15	$6	$(5)	$10
Total comprehensive income	$252	$262	$766	$390
Less: Total comprehensive income attributable to noncontrolling interest	13	16	17	24
Total comprehensive income attributable to Masco Corporation	$239	$246	$749	$366

See notes to condensed consolidated financial statements.

MASCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

For the Six Months Ended June 30, 2020 and 2019
(In Millions)

	Six Months Ended June 30,
	2020	2019
CASH FLOWS FROM (FOR) OPERATING ACTIVITIES:
Cash provided by operations	$283	$510
Increase in receivables	(342)	(285)
Increase in inventories	(12)	(28)
Increase in accounts payable and accrued liabilities, net	361	16
Net cash from operating activities	290	213

CASH FLOWS FROM (FOR) FINANCING ACTIVITIES:
Purchase of Company common stock	(602)	(289)
Cash dividends paid	(73)	(70)
Dividends paid to noncontrolling interest	(23)	(42)
Proceeds from the exercise of stock options	21	13
Employee withholding taxes paid on stock-based compensation	(22)	(16)
Increase in debt, net	5	20
Credit Agreement and other financing costs	—	(2)
Net cash for financing activities	(694)	(386)

CASH FLOWS FROM (FOR) INVESTING ACTIVITIES:
Capital expenditures	(45)	(71)
Acquisition of business, net of cash acquired	(24)	—
Proceeds from disposition of:
Businesses, net of cash disposed	865	—
Other financial investments	1	1
Property and equipment	—	15
Other, net	2	(8)
Net cash from (for) investing activities	799	(63)

Effect of exchange rate changes on cash and cash investments	(3)	2

CASH AND CASH INVESTMENTS:
Increase (decrease) for the period	392	(234)
At January 1	697	559
At June 30	$1,089	$325
See notes to condensed consolidated financial statements.

MASCO CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)

For the Three and Six Months Ended June 30, 2020 and 2019
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

MASCO CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited) (Concluded)

For the Three and Six Months Ended June 30, 2020 and 2019
(In Millions, Except Per Common Share Data)

	Total	Common Shares ($1 par value)	Paid-In Capital	Retained (Deficit) Earnings	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interest
Balance, January 1, 2020	$(56)	$276	$—	$(332)	$(179)	$179
Cumulative effect of adoption of new credit loss standard (refer to Note A)	(1)			(1)
Adjusted balance, January 1, 2020	$(57)	$276	$—	$(333)	$(179)	$179
Total comprehensive income (loss)	514			530	(20)	4
Shares issued	11	1	10
Shares retired:
Repurchased	(602)	(14)	(28)	(560)
Surrendered (non-cash)	(13)			(13)
Cash dividends declared	(36)			(36)
Stock-based compensation	18		18
Balance, March 31, 2020	$(165)	$263	$—	$(412)	$(199)	$183
Total comprehensive income	252			224	15	13
Shares retired:
Repurchased	—	(3)	3
Cash dividends declared	(35)			(35)
Dividends paid to noncontrolling interest	(23)					(23)
Stock-based compensation	8		8
Balance, June 30, 2020	$37	$260	$11	$(223)	$(184)	$173
See notes to condensed consolidated financial statements.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

A. ACCOUNTING POLICIES
        In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments, of a normal recurring nature, necessary to fairly state our financial position at June 30, 2020, our results of operations and comprehensive income (loss) for the three-month and six-month periods ended June 30, 2020 and 2019, cash flows for the six-month period ended June 30, 2020 and 2019 and changes in shareholders' equity for the three-month and six-month periods ended June 30, 2020 and 2019. The condensed consolidated balance sheet at December 31, 2019 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted ("GAAP") in the United States of America.
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
        In December 2019, our Organization and Compensation Committee of the Board of Directors (the "Compensation Committee") amended the terms of equity awards under our 2014 Long Term Stock Incentive Plan to provide that newly issued stock options, RSUs and phantom stock awards vest over a three-year period and redefined retirement-eligibility as age 65 or age 55 with at least 10 years of continuous service.
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

B. ACQUISITIONS
        In the first quarter of 2020, we acquired all of the share capital of SmarTap A.Y Ltd. ("SmarTap") for approximately $24 million in cash. SmarTap is a developer of a smart bathing system that monitors and controls the temperature and flow of water. This acquisition provides an adaptable solution for a wide range of products as it is compatible with showerheads, hand showers, spouts and shower jets. This business is included in the Plumbing Products segment. In connection with this acquisition, we recognized $12 million of goodwill, which is not tax deductible, and is related primarily to the expected synergies from combining the operations into our business. We also recognized $10 million of definite-lived intangible assets, primarily related to technology, which is being amortized on a straight-line basis over a weighted average amortization period of 5 years.

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
During the second quarter of 2020, a $17 million pre-tax post-closing adjustment related to the finalization of working capital items was recorded to income from discontinued operations, net in the condensed consolidated statement of operations, as a gain on the divestiture of Milgard. Of the $17 million, we received $12 million in cash as of June 30, 2020, which is presented in investing activities on the condensed consolidated statement of cash flow as proceeds from disposition of businesses, net of cash disposed. The remaining $5 million is accounted for as a short-term receivable; payable in five monthly installments throughout the remainder of 2020. All post-closing adjustments related to our divestiture of Milgard were finalized with the buyer in the second quarter of 2020.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

C. DISCONTINUED OPERATIONS (Continued)
On November 14, 2019, we entered into a definitive agreement to sell Masco Cabinetry LLC ("Cabinetry"), a manufacturer of cabinetry products. We completed the divestiture of Cabinetry on February 18, 2020 for proceeds of approximately $989 million, including $853 million, net of cash disposed. The remaining $136 million was accounted for as preferred stock issued by a holding company of the buyer; refer to Note G for additional information. The working capital adjustment was finalized with the buyer in the second quarter of 2020, resulting in no significant changes to net proceeds. In connection with the sale, we recognized a gain on the divestiture of $585 million for the six months ended June 30, 2020, which is included in income from discontinued operations, net in the condensed consolidated statement of operations.
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
As the combined sale of UKWG and Milgard and the sale of Cabinetry represented a strategic shift that will have a major effect on our operations and financial results, these businesses were presented in discontinued operations separate from continuing operations for the three and six months ended June 30, 2020 and 2019, as applicable. In addition, depreciation and amortization, capital expenditures, and significant non-cash operating and investing activities related to discontinued operations were separately disclosed.
The results of the windows businesses recorded in income from discontinued operations before income tax was income of $9 million and $1 million for the three and six months ended June 30, 2019, respectively. The results of the cabinetry business recorded in income (loss) from discontinued operations before income tax was income of $1 million and $35 million for the three months ended June 30, 2020 and 2019, respectively, and a loss of $8 million and income of $58 million for the six months ended June 30, 2020 and 2019, respectively.
The major classes of line items constituting income from discontinued operations, net, in millions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net sales	$—	$436	$101	$831
Cost of sales	—	327	78	645
Gross profit	—	109	23	186
Selling, general and administrative expenses (A)	(1)	64	31	120
Impairment charge for goodwill (B)	—	—	—	7
Other income (expense), net	—	(1)	—	—
Income (loss) from discontinued operations	1	44	(8)	59
Gain on disposal of discontinued operations	17	—	602	—
Income before income tax	18	44	594	59
Income tax expense	(4)	(15)	(183)	(21)
Income from discontinued operations, net	$14	$29	$411	$38

(A) In the second quarter of 2020, certain remaining liabilities were adjusted to reflect current activity related to sold businesses.
(B) In the first quarter of 2019, we recognized a $7 million non-cash goodwill impairment charge related to a decline in the long-term outlook of our windows and doors business in the United Kingdom.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

C. DISCONTINUED OPERATIONS (Concluded)
The carrying amount of major classes of assets and liabilities included as part of the Cabinetry discontinued operations, were as follows, in millions:

December 31, 2019
Receivables	$76
Prepaid expenses and other	7
Inventories	90
Property and equipment, net	157
Operating lease right-of-use assets	4
Goodwill	181
Other intangible assets, net	1
Other assets	12
Total assets classified as held for sale	$528

Accounts payable	$103
Accrued liabilities	46
Noncurrent operating lease liabilities	3
Other liabilities	10
Total liabilities classified as held for sale	$162

        Other selected financial information for Cabinetry, Milgard and UKWG during the period owned by us, were as follows, in millions:

	Six Months Ended June 30,
	2020	2019
Depreciation and amortization	$—	$18
Capital expenditures	1	19
ROU assets obtained in exchange for new lease obligations	—	3
        In conjunction with the divestiture of Milgard and Cabinetry, we entered into Transition Services Agreements to provide administrative services to the buyers. The fees for services rendered under each Transition Services Agreement are not expected to be material to our results of operations.
        As a part of the Cabinetry Transition Services Agreement, we have guaranteed Cabinetry's obligations to a third-party while Cabinetry continues to participate in our voluntary supply chain finance program to the extent Cabinetry under its new ownership becomes delinquent on its payments. The amount Cabinetry and its new owners owe under the program was $20 million at June 30, 2020. In conjunction with the Transition Services Agreement, the new owners provided a letter of credit to the third-party in the amount of $10 million. As such, the maximum exposure for us associated with this guarantee is the difference between the amount Cabinetry owes at any given point and the letter of credit. Cabinetry exited our program in June 2020 and our guarantee will end when all remaining payments have been made, which is expected to be in the fourth quarter of 2020. No significant loss has been experienced or is probable under this guarantee.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

D. REVENUE
        Our revenues are derived primarily from sales to customers in North America and Internationally, principally Europe. Net sales from these geographic markets, by segment, were as follows, in millions:

	Three Months Ended June 30, 2020
	Plumbing Products	Decorative Architectural Products	Total
Primary geographic markets:
North America	$584	$896	$1,480
International, principally Europe	284	—	284
Total	$868	$896	$1,764

	Six Months Ended June 30, 2020
	Plumbing Products	Decorative Architectural Products	Total
Primary geographic markets:
North America	$1,216	$1,522	$2,738
International, principally Europe	607	—	607
Total	$1,823	$1,522	$3,345

	Three Months Ended June 30, 2019
	Plumbing Products	Decorative Architectural Products	Total
Primary geographic markets:
North America	$661	$827	$1,488
International, principally Europe	351	—	351
Total	$1,012	$827	$1,839

	Six Months Ended June 30, 2019
	Plumbing Products	Decorative Architectural Products	Total
Primary geographic markets:
North America	$1,259	$1,400	$2,659
International, principally Europe	693	—	693
Total	$1,952	$1,400	$3,352
        Our contract asset balance was $2 million at both June 30, 2020 and December 31, 2019. Our contract liability balance was $17 million and $40 million at June 30, 2020 and December 31, 2019, respectively.
        We reversed $3 million and $1 million of revenue for the three-month periods ended June 30, 2020 and 2019, respectively, related to performance obligations settled in previous quarters of the same year. We recognized $2 million and $5 million of revenue for the three-month and six-month periods ended June 30, 2020, respectively, and $1 million of revenue for both the three-month and six-month periods ended June 30, 2019 related to performance obligations settled in previous years.
        Changes in the allowance for credit losses deducted from accounts receivable were as follows, in millions:

Six Months Ended June 30, 2020
Balance at January 1 (after adopting ASU 2016-13)	$5
Provision for expected credit losses during the period	2
Write-offs charged against the allowance	(1)
Recoveries of amounts previously written off	1
Balance at end of period	$7

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

E. DEPRECIATION AND AMORTIZATION

        Depreciation and amortization expense, including discontinued operations, was $66 million and $82 million for the six-month periods ended June 30, 2020 and 2019, respectively.

F. GOODWILL AND OTHER INTANGIBLE ASSETS
        The changes in the carrying amount of goodwill for the six-month period ended June 30, 2020, by segment, were as follows, in millions:

	Gross Goodwill At June 30, 2020	Accumulated Impairment Losses	Net Goodwill At June 30, 2020
Plumbing Products	$578	$(340)	$238
Decorative Architectural Products	358	(75)	283
Total	$936	$(415)	$521

	Gross Goodwill At December 31, 2019	Accumulated Impairment Losses	Net Goodwill At December 31, 2019	Acquisitions	Net Goodwill At June 30, 2020
Plumbing Products	$566	$(340)	$226	$12	$238
Decorative Architectural Products	358	(75)	283	—	283
Total	$924	$(415)	$509	$12	$521

        The carrying value of our other indefinite-lived intangible assets was $76 million at both June 30, 2020 and December 31, 2019, and principally included registered trademarks. During the first quarter of 2019, we recognized a $9 million impairment charge related to a registered trademark in our Decorative Architectural Products segment due to a change in the long-term net sales projections of lighting products. The carrying value of our definite-lived intangible assets was $183 million (net of accumulated amortization of $61 million) and $183 million (net of accumulated amortization of $48 million) at June 30, 2020 and December 31, 2019, respectively, and principally included customer relationships.

G. FAIR VALUE OF FINANCIAL INVESTMENTS

        In conjunction with our divestiture of Cabinetry, we received preferred stock of ACProducts Holding, Inc., the holding company of the buyer, with a liquidation preference of $150 million. The preferred stock has a coupon of 8 percent until the first anniversary of issuance, 9 percent after the first anniversary and until the second anniversary of issuance, and 10 percent after the second anniversary of issuance and until the seventh anniversary of issuance. After which, the rate will increase by 50 basis points up to a maximum of 15 percent for each annual period occurring during and after the seventh anniversary until all shares have been redeemed in full.

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

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

G. FAIR VALUE OF FINANCIAL INVESTMENTS (Concluded)
        Dividends earned on this investment are included within other income (expense), net in our condensed consolidated statement of operations with a corresponding increase to our basis in the investment. We had dividend income of $4 million for both the three-month and six-month periods ended June 30, 2020. As such, the preferred stock was reported at the carrying value of $140 million in other assets in our condensed consolidated balance sheet at June 30, 2020.

        Fair Value of Debt. The fair value of our short-term and long-term fixed-rate debt instruments is based principally upon modeled market prices for the same or similar issues, which are Level 1 inputs. The aggregate estimated market value of our short-term and long-term debt at June 30, 2020 was approximately $3.1 billion, compared with the aggregate carrying value of $2.8 billion. The aggregate estimated market value of our short-term and long-term debt at December 31, 2019 was approximately $3.0 billion, compared with the aggregate carrying value of $2.8 billion.

H. WARRANTY LIABILITY
        Changes in our warranty liability were as follows, in millions:

	Six Months Ended June 30, 2020	Twelve Months Ended December 31, 2019
Balance at January 1	$84	$81
Accruals for warranties issued during the period	15	34
Accruals related to pre-existing warranties	—	1
Settlements made (in cash or kind) during the period	(16)	(31)
Other, net (including currency translation)	(1)	(1)
Balance at end of period	$82	$84

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

        The Credit Agreement provides for an unsecured revolving credit facility available to us and one of our foreign subsidiaries, in U.S. dollars, European euros, British Pounds Sterling, Canadian dollars and certain other currencies for revolving credit loans, swingline loans and letters of credit. Borrowings under the revolving credit loans denominated in any agreed upon currency other than U.S. dollars are limited to $500 million, equivalent. We can also borrow swingline loans up to $100 million and obtain letters of credit of up to $25 million; outstanding letters of credit under the Credit Agreement reduce our borrowing capacity. At June 30, 2020, we had no outstanding standby letters of credit under the Credit Agreement.
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

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

I. DEBT (Concluded)
        In order for us to borrow under the Credit Agreement, there must not be any default in our covenants in the Credit Agreement (i.e., in addition to the two financial covenants, principally limitations on subsidiary debt, negative pledge restrictions, legal compliance requirements and maintenance of properties and insurance) and our representations and warranties in the Credit Agreement must be true in all material respects on the date of borrowing (i.e., principally no material adverse change or litigation likely to result in a material adverse change, since December 31, 2018, no material ERISA or environmental non-compliance, and no material tax deficiency). We were in compliance with all covenants and no borrowings were outstanding at June 30, 2020.

J. STOCK-BASED COMPENSATION

        Our 2014 Long Term Stock Incentive Plan provides for the issuance of stock-based incentives in various forms to our employees and non-employee Directors. At June 30, 2020, outstanding stock-based incentives were in the form of long-term stock awards, stock options, restricted stock units, performance restricted stock units, and phantom stock awards.

        Pre-tax compensation expense included in income from continuing operations for these stock-based incentives was as follows, in millions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Long-term stock awards	$3	$5	$7	$10
Stock options	2	1	5	2
Restricted stock units	3	—	11	—
Performance restricted stock units	—	1	1	2
Phantom stock awards and stock appreciation rights	2	1	2	2
Total	$10	$8	$26	$16

Long-Term Stock Awards. Prior to the amendment of our 2014 Long Term Stock Incentive Plan in December 2019, we granted long-term stock awards to our key employees and non-employee Directors. These grants did not cause net share dilution due to our practice of repurchasing and retiring an equal number of shares in the open market. We did not grant shares of long-term stock awards in the six-month period ended June 30, 2020.

Our long-term stock award activity was as follows, shares in millions:

	Six Months Ended June 30,
	2020	2019
Unvested stock award shares at January 1	2	2
Weighted average grant date fair value	$34	$30

Stock award shares granted	—	1
Weighted average grant date fair value	$—	$36

Stock award shares vested	1	1
Weighted average grant date fair value	$32	$25

Stock award shares forfeited	—	—
Weighted average grant date fair value	$35	$31

Unvested stock award shares at June 30	1	2
Weighted average grant date fair value	$36	$34

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

J. STOCK-BASED COMPENSATION (Continued)
        At June 30, 2020 and 2019, there was $28 million and $55 million, respectively, of total unrecognized compensation expense related to unvested stock awards; such awards had a weighted average remaining vesting period of three years at both June 30, 2020 and 2019.

        The total market value (at the vesting date) of stock award shares which vested was $30 million during both the six-month periods ended June 30, 2020 and 2019.

        Stock Options. Stock options are granted to certain key employees. The exercise price equals the market price of our common stock at the grant date. Beginning in 2020, stock options become exercisable (vest ratably) over three years beginning on the first anniversary from the grant date. Stock options granted prior to 2020 become exercisable (vest ratably) over five years.

        We granted 420,840 stock options in the six-month period ended June 30, 2020 with a grant date weighted average exercise price of approximately $48 per share. In the six-month period ended June 30, 2020, 16,240 stock options were forfeited (including options that expired unexercised).

        Our stock option activity was as follows, shares in millions:

	Six Months Ended June 30,
	2020	2019
Option shares outstanding, January 1	3	4
Weighted average exercise price	$27	$21

Option shares granted	1	1
Weighted average exercise price	$48	$36

Option shares exercised	1	1
Aggregate intrinsic value on date of exercise (A)	$23 million	$17 million
Weighted average exercise price	$17	$11

Option shares forfeited	—	—
Weighted average exercise price	$42	$36

Option shares outstanding, June 30	3	4
Weighted average exercise price	$33	$25
Weighted average remaining option term (in years)	7	6

Option shares vested and expected to vest, June 30	3	4
Weighted average exercise price	$33	$25
Aggregate intrinsic value (A)	$46 million	$52 million
Weighted average remaining option term (in years)	7	6

Option shares exercisable (vested), June 30	1	2
Weighted average exercise price	$27	$20
Aggregate intrinsic value (A)	$34 million	$45 million
Weighted average remaining option term (in years)	5	4

(A) Aggregate intrinsic value is calculated using our stock price at each respective date, less the exercise price (grant date price), multiplied by the number of shares.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

J. STOCK-BASED COMPENSATION (Concluded)
        At June 30, 2020 and 2019, there was $8 million and $11 million, respectively, of unrecognized compensation expense (using the Black-Scholes option pricing model at the grant date) related to unvested stock options; such options had a weighted average remaining vesting period of three years at both June 30, 2020 and 2019.

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

We granted 432,170 restricted stock units in the six-month period ended June 30, 2020 with a weighted average grant date fair value of $47 per share. In the six-month period ended June 30, 2020, 5,870 restricted stock units were forfeited.

At June 30, 2020, there was $9 million of unrecognized compensation expense related to unvested restricted stock units; such units had a weighted average remaining vesting period of two years.

        Performance Restricted Stock Units. Under our Long Term Incentive Program, we grant performance restricted stock units to certain senior executives. These performance restricted stock units will vest and share awards will be issued at no cost to the employees, subject to our achievement of specified performance metrics established by our Compensation Committee over a three-year performance period and the recipient's continued employment through the share award date. During the six-month period ended June 30, 2020, we granted 133,390 performance restricted stock units with a grant date fair value of approximately $34 per share and 151,724 shares were issued. During the six-month period ended June 30, 2019, we granted 126,680 performance restricted stock units with a grant date fair value of approximately $39 per share. No performance restricted stock units were forfeited in either period.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

K. EMPLOYEE RETIREMENT PLANS
        Net periodic pension cost for our defined-benefit pension plans, with the exception of service cost, is recorded in other income (expense), net, in our condensed consolidated statement of operations. Net periodic pension cost for our defined-benefit pension plans was as follows, in millions:

	Three Months Ended June 30,
	2020		2019
	Qualified	Non-Qualified	Qualified	Non-Qualified
Interest cost	$7	$1	$9	$2
Expected return on plan assets	(5)	—	(11)	—
Amortization of net loss	5	1	6	—
Net periodic pension cost	$7	$2	$4	$2

	Six Months Ended June 30,
	2020		2019
	Qualified	Non-Qualified	Qualified	Non-Qualified
Service cost	$1	$—	$1	$—
Interest cost	13	2	19	3
Expected return on plan assets	(11)	—	(22)	—
Amortization of net loss	11	2	10	1
Net periodic pension cost	$14	$4	$8	$4

        As of January 1, 2010, substantially all of our domestic and foreign qualified and domestic non-qualified defined-benefit pension plans were frozen to future benefit accruals. In December 2019, our Board of Directors approved the termination of our qualified domestic defined-benefit pension plans in 2021.

L. RECLASSIFICATIONS FROM ACCUMULATED OTHER COMPREHENSIVE LOSS

        The reclassifications from accumulated other comprehensive loss to the condensed consolidated statements of operations were as follows, in millions:

	Amounts Reclassified		Amounts Reclassified
Accumulated Other Comprehensive Loss	Three Months Ended June 30,		Six Months Ended June 30,		Statement of Operations Line Item
	2020	2019	2020	2019
Amortization of defined-benefit pension and other post-retirement benefits:
Actuarial losses, net	$6	$6	$13	$11	Other income (expense), net
Tax (benefit)	(1)	(2)	(3)	(3)
Net of tax	$5	$4	$10	$8

Interest rate swaps	$1	$1	$1	$1	Interest expense
Tax (benefit)	—	—	—	—
Net of tax	$1	$1	$1	$1

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

M. SEGMENT INFORMATION

        Information by segment and geographic area was as follows, in millions:

	Three Months Ended June 30,				Six Months Ended June 30,
	2020	2019	2020	2019	2020	2019	2020	2019
	Net Sales (A)		Operating Profit (Loss)		Net Sales (A)		Operating Profit (Loss)
Operations by segment:
Plumbing Products	$868	$1,012	$155	$198	$1,823	$1,952	$312	$351
Decorative Architectural Products	896	827	201	173	1,522	1,400	296	246
Total	$1,764	$1,839	$356	$371	$3,345	$3,352	$608	$597
Operations by geographic area:
North America	$1,480	$1,488	$321	$316	$2,738	$2,659	$531	$497
International, principally Europe	284	351	35	55	607	693	77	100
Total	$1,764	$1,839	356	371	$3,345	$3,352	608	597
General corporate expense, net			(17)	(24)			(44)	(53)
Operating profit			339	347			564	544
Other income (expense), net			(37)	(44)			(88)	(88)
Income from continuing operations before income taxes			$302	$303			$476	$456

(A) Inter-segment sales were not material.

N. OTHER INCOME (EXPENSE), NET

        Other, net, which is included in other income (expense), net, was as follows, in millions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Income from cash and cash investments	$1	$—	$2	$1
Foreign currency transaction gains (losses)	2	2	(7)	2
Net periodic pension and post-retirement benefit cost	(8)	(6)	(16)	(11)
Dividend income	4	—	4	—
Other items, net	(1)	1	(1)	—
Total other, net	$(2)	$(3)	$(18)	$(8)

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

O. INCOME PER COMMON SHARE

        Reconciliations of the numerators and denominators used in the computations of basic and diluted income per common share were as follows, in millions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Numerator (basic and diluted):
Income from continuing operations	$210	$211	$343	$318
Less: Allocation to unvested restricted stock awards	2	2	3	2
Income from continuing operations attributable to common shareholders	208	209	340	316

Income from discontinued operations, net	14	29	411	38
Less: Allocation to unvested restricted stock awards	—	—	3	—
Income from discontinued operations, net attributable to common shareholders	14	29	408	38

Net income attributable to common shareholders	$222	$238	$748	$354

Denominator:
Basic common shares (based upon weighted average)	262	289	267	291
Add: Stock option dilution	1	1	1	1
Diluted common shares	263	290	268	292

        For the three-month and six-month periods ended June 30, 2020 and 2019, we allocated dividends and undistributed earnings to the unvested restricted stock awards.

        Additionally, 762,000 and 672,000 common shares for the three-month and six-month periods ended June 30, 2020, respectively, and 1.3 million and 1.2 million common shares for the three-month and six-month periods ended June 30, 2019, respectively, related to stock options, and 20,000 common shares related to performance restricted stock units for the three-month and six-month periods ended June 30, 2019 were excluded from the computation of diluted income per common share due to their antidilutive effect.

        In September 2019, our Board of Directors authorized the repurchase, for retirement, of up to $2.0 billion of shares of our common stock in open-market transactions or otherwise. In the first six-months of 2020, we repurchased and retired 16.5 million shares of our common stock for approximately $602 million. This included 0.4 million shares to offset the dilutive impact of restricted stock units granted in the first half of the year as well as 1.2 million shares received at no additional cost from the settlement of the accelerated stock repurchase transaction initiated in November 2019. At June 30, 2020, we had $900 million remaining under the 2019 repurchase authorization.

        On the basis of amounts paid (declared), cash dividends per common share were $0.135 ($0.135) and $0.270 ($0.270) for the three-month and six-month periods ended June 30, 2020, respectively, and $0.120 ($0.120) and $0.240 ($0.240) for the three-month and six-month periods ended June 30, 2019, respectively.

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

Q. INCOME TAXES

Our effective tax rate was 27 percent and 26 percent for the three-month periods ended June 30, 2020 and 2019, respectively. The increase in the tax rate was primarily due to an additional $1 million income tax benefit on stock-based compensation recognized in the second quarter of 2019 and the recording of a valuation allowance against deferred tax assets in certain jurisdictions in the second quarter of 2020.

Our effective tax rate was 24 percent and 25 percent for the six-month periods ended June 30, 2020 and 2019, respectively. The decrease in the tax rate was primarily due to an additional $1 million income tax benefit on stock-based compensation and an additional $3 million state income tax benefit from a reduction in the liability for uncertain tax positions resulting from the expiration of statutes of limitation recognized in the first half of 2020.

MASCO CORPORATION
Item 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SECOND QUARTER 2020 AND THE FIRST SIX MONTHS 2020 VERSUS SECOND QUARTER 2019 AND THE FIRST SIX MONTHS 2019
SALES AND OPERATIONS

        The following table sets forth our net sales and operating profit (loss) by business segment and geographic area, dollars in millions:

	Three Months Ended June 30,		Percent Change
	2020	2019	2020	vs.	2019
Net Sales:
Plumbing Products	$868	$1,012	(14)%
Decorative Architectural Products	896	827	8%
Total	$1,764	$1,839	(4)%

North America	$1,480	$1,488	(1)%
International, principally Europe	284	351	(19)%
Total	$1,764	$1,839	(4)%

	Six Months Ended June 30,		Percent Change
	2020	2019	2020	vs.	2019
Net Sales:
Plumbing Products	$1,823	$1,952	(7)%
Decorative Architectural Products	1,522	1,400	9%
Total	$3,345	$3,352	—%

North America	$2,738	$2,659	3%
International, principally Europe	607	693	(12)%
Total	$3,345	$3,352	—%

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating Profit (Loss): (A)
Plumbing Products	$155	$198	$312	$351
Decorative Architectural Products	201	173	296	246
Total	$356	$371	$608	$597

North America	$321	$316	$531	$497
International, principally Europe	35	55	77	100
Total	356	371	608	597
General corporate expense, net	(17)	(24)	(44)	(53)
Operating profit	$339	$347	$564	$544

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

        The following discussion of consolidated results of operations and segment and geographic results refers to the three-month and six-month periods ended June 30, 2020 compared to the same period of 2019.

NET SALES

        Net sales decreased four percent for the three-month period ended June 30, 2020 and were flat for the six-month period ended June 30, 2020. Excluding acquisitions and the effect of currency translation, net sales decreased three percent for the three-month period ended June 30, 2020 and were flat for the six-month period ended June 30, 2020. The following table reconciles reported net sales to net sales, excluding acquisitions and the effect of currency translation, in millions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net sales, as reported	$1,764	$1,839	$3,345	$3,352
Acquisitions	—	—	—	—
Net sales, excluding acquisitions	1,764	1,839	3,345	3,352
Currency translation	13	—	22	—
Net sales, excluding acquisitions and the effect of currency translation	$1,777	$1,839	$3,367	$3,352

        North American net sales decreased one percent for the three-month period ended June 30, 2020. Lower sales volume of plumbing products and lighting products and unfavorable net selling prices of paints and other coating products, in aggregate, decreased sales by six percent for the three-month period. Such decreases were mostly offset by higher sales volume of paints and other coating products, which increased sales by six percent for the three-month period. North American net sales increased three percent for the six-month period ended June 30, 2020. Higher sales volume of paints and other coating products increased sales by six percent for the six-month period. Such increases were partially offset by lower sales volume of plumbing products and lighting products and unfavorable net selling prices of paints and other coating products, which, in aggregate, decreased sales by three percent for the six-month period.

        International net sales decreased 19 percent and 12 percent for the three-month and six-month periods ended June 30, 2020, respectively. In local currencies (including sales in currencies outside their respective functional currencies), net sales decreased 17 percent and 10 percent, respectively. Lower sales volume and unfavorable sales mix of plumbing products, in aggregate, decreased sales by 17 percent and 11 percent for the three-month and six-month periods, respectively. Such decreases were slightly offset by favorable net selling prices of plumbing products which increased sales by one percent for both the three and six-month periods.

        Net sales in the Plumbing Products segment decreased 14 percent and seven percent for the three-month and six-month periods ended June 30, 2020, respectively. Lower sales volume and unfavorable sales mix, in aggregate, decreased sales by 14 percent and six percent, respectively. Foreign currency translation decreased sales by one percent for both the three and six-month periods.

        Net sales in the Decorative Architectural Products segment increased eight percent and nine percent for the three-month and six-month periods ended June 30, 2020, respectively. Net sales increased due to higher sales volume of paints and other coating products for both periods. This increase was partially offset by lower sales volume of lighting products and unfavorable net selling prices of paints and other coating products for both periods.

OPERATING PROFIT

        Our gross profit margin was 35.6 percent and 35.1 percent for the three-month and six-month periods ended June 30, 2020, respectively, compared with 36.6 percent and 35.7 percent for the comparable period of 2019. Gross profit margins for the three-month period ended June 30, 2020 were negatively impacted by decreased sales volume, unfavorable sales mix, and increased commodity costs, primarily attributed to tariffs. Such decreases were partially offset by the benefits associated with cost savings initiatives, including lower salaries and wages resulting from actions taken to mitigate the impact of the coronavirus disease 2019 ("COVID 19") pandemic. Gross profit margins for the six-month period ended June 30, 2020 were negatively impacted by increased commodity costs, primarily attributed to tariffs, and unfavorable sales mix. Such decreases were partially offset by increased sales volume.

 Selling, general and administrative expenses, as a percentage of sales, were 16.4 percent and 18.3 percent for the three-month and six-month periods ended June 30, 2020, respectively, compared to 17.7 percent and 19.2 percent for the comparable period of 2019. Selling, general and administrative expenses were positively impacted by cost containment activities including those actions taken to mitigate the COVID-19 pandemic impact, partially offset by additional legal costs for both periods.

        Operating profit in the Plumbing Products segment for the three-month and six-month periods ended June 30, 2020 was negatively impacted by lower sales volume, increases in commodity costs, primarily attributed to tariffs, and unfavorable sales mix. These negative impacts were partially offset by benefits associated with cost savings initiatives, including actions taken to mitigate the COVID-19 pandemic impact, and increased net selling prices.

        Operating profit in the Decorative Architectural Products segment for the three-month and six-month periods ended June 30, 2020 was positively impacted by higher sales volume, and the benefits associated with cost savings initiatives, including actions taken to mitigate the COVID-19 pandemic impact for both periods. Additionally, operating profit was positively impacted by the non-recurrence of a 2019 non-cash impairment charge related to an other indefinite-lived intangible asset for a trademark associated with lighting products for the six-month period only. These positive impacts were partially offset by decreased net selling prices of paints and other coating products and higher fixed expenses in our lighting business.

OTHER INCOME (EXPENSE), NET

        Interest expense for the three-month and six-month periods ended June 30, 2020 was $35 million and $70 million, respectively, compared to $41 million and $80 million for the three-month and six-month periods ended June 30, 2019. The decrease is due to the extinguishment of our 7.125% Notes due March 15, 2020 in the fourth quarter of 2019 and temporary borrowings on the revolving credit facility for the three-months ended June 30, 2019.

        Other, net, for the three-month and six-month periods ended June 30, 2020 included $8 million and $16 million, respectively, of net periodic pension and post-retirement benefit cost, $2 million of foreign currency transaction gains for the three-month period and $7 million of foreign currency transaction losses for the six-month period and $4 million of dividend income related to preferred stock of ACProducts Holding, Inc. for both periods. Other, net, for the three-month and six-month periods ended June 30, 2019 included $6 million and $11 million, respectively, of net periodic pension and post-retirement benefit cost and $2 million of foreign currency transaction gains in both periods.

INCOME AND INCOME PER COMMON SHARE FROM CONTINUING OPERATIONS — ATTRIBUTABLE TO MASCO CORPORATION

        Income from continuing operations for the three-month and six-month periods ended June 30, 2020 was $210 million and $343 million, respectively, compared to $211 million and $318 million for the comparable periods of 2019. Diluted income per common share for the three-month and six-month periods ended June 30, 2020 was $0.80 and $1.27, respectively, per common share, compared with $0.72 and $1.08, respectively, per common share for the comparable periods of 2019.

        Our effective tax rate was 27 percent and 24 percent for the three-month and six-month periods ended June 30, 2020, respectively. Our three-month rate was higher than our normalized tax rate of 26 percent due primarily to losses in certain foreign jurisdictions providing no income tax benefit and the recording of a valuation allowance against deferred tax assets in certain jurisdictions. Our six-month rate was lower than our normalized tax rate due primarily to an additional $5 million income tax benefit on stock-based compensation and an additional $3 million state income tax benefit from a reduction in the liability for uncertain tax positions resulting from the expiration of statutes of limitation in the first half of 2020.

Our effective tax rate was 26 percent and 25 percent for the three-month and six-month periods ended June 30, 2019, respectively. Our effective tax rate for the six-month period was lower than our normalized tax rate of 26 percent, primarily due to an additional $3 million income tax benefit on stock-based compensation.

OTHER FINANCIAL INFORMATION

        Our current ratio was 1.5 to 1 and 1.8 to 1 at June 30, 2020 and December 31, 2019, respectively. The decrease in our current ratio is due primarily to the reclassification of our $400 million, 3.50% Notes due April 1, 2021 to short-term notes payable.

        For the six-month period ended June 30, 2020, net cash provided by operating activities was $290 million. Our cash flows from operations benefited from recently issued IRS guidance, in response to the COVID-19 pandemic, that enabled us to defer the $192 million of income taxes payable recognized on the Cabinetry sale and other eligible Federal and State income tax payments normally due in April and June 2020, to July 2020. This benefit was partially offset by the income tax expense of $179 million resulting from the gain recorded in connection with the divestiture of Cabinetry.

        For the six-month period ended June 30, 2020, net cash used for financing activities was $694 million, primarily due to $602 million for the repurchase and retirement of our common stock (including 0.4 million shares repurchased to offset the dilutive impact of restricted stock units granted in 2020), $73 million for the payment of cash dividends, $23 million for dividends paid to noncontrolling interest and $22 million for employee withholding taxes paid on stock-based compensation. These uses of cash were slightly offset by $21 million of proceeds from the exercise of stock options.

        For the six-month period ended June 30, 2020, net cash provided by investing activities was $799 million, comprised of $853 million of proceeds from the sale of Cabinetry, net of cash disposed, and $12 million from the finalization of working capital items on the sale of Milgard, partially offset by $45 million for capital expenditures and $24 million for the acquisition of SmarTap, net of cash acquired.

        Our cash and cash investments were $1,089 million and $697 million at June 30, 2020 and December 31, 2019, respectively. Our cash and cash investments consist of overnight interest-bearing money market demand accounts, time deposit accounts, and money market mutual funds containing government securities and treasury obligations.

        Of the $1,089 million and $697 million of cash and cash investments held at June 30, 2020 and December 31, 2019, $227 million and $297 million, respectively, was held in our foreign subsidiaries. If these funds were needed for our operations in the U.S., their repatriation into the U.S. would not result in significant additional U.S. income tax or foreign withholding tax, as we have recorded such taxes on substantially all undistributed foreign earnings, except for those that are legally restricted.

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

        The Credit Agreement contains financial covenants requiring us to maintain (A) a net leverage ratio, as adjusted for certain items, not exceeding 4.0 to 1.0, and (B) a minimum interest coverage ratio, as adjusted for certain items, not less than 2.5 to 1.0.  We were in compliance with all covenants and no borrowings were outstanding under our Credit Agreement at June 30, 2020.

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

        All outstanding payments owed under the program are recorded within accounts payable in our condensed consolidated balance sheets. The amounts owed to participating financial institutions under the program and included in accounts payable for our continuing operations were $34 million and $29 million at June 30, 2020 and December 31, 2019, respectively. We account for all payments made under the program as a reduction to our cash flows from operations and reported within our increase (decrease) in accounts payable and accrued liabilities, net, line within our condensed consolidated statements of cash flows. The amounts settled through the program and paid to participating financial institutions were $60 million and $64 million for our continuing operations during the six-month periods ended June 30, 2020 and 2019, respectively. A downgrade in our credit rating or changes in the financial markets could limit the financial institutions’ willingness to commit funds to, and participate in, the program. We do not believe such risk would have a material impact on our working capital or cash flows, as substantially all of our payments are made outside of the program.

        The COVID-19 pandemic did not impact our financial performance during the second quarter of 2020 as significantly as we anticipated. We did, however, experience reduced customer and end-consumer demand for many of our products, as well as slowed operational activity at certain of our facilities, which resulted in production and distribution backlogs and reduced sales.

Many, but not all, of our businesses remained operating in the first half of 2020 because the products we provide are critical to infrastructure sectors and the day-to-day operations of homes and businesses in our communities as defined by applicable local orders. However, certain of our facilities experienced full closures ranging from a few days to several weeks, and some of these facilities continue to experience partial closures as a result of governmental orders or safety measures we have implemented. In addition, if certain governmental orders are reimposed or if we are required to close a facility for employee safety reasons, we could experience new or extended closures which might adversely impact our ability to produce and distribute our products. Finally, we may experience supply chain disruptions, particularly disruptions related to our ability to source plumbing, lighting and builders’ hardware products.

We anticipate that we will continue to experience an adverse impact to our results in 2020 due to continued economic contraction as a result of high unemployment levels and remaining or potential renewed shelter-in-place and social distancing orders. However, given our portfolio of lower ticket, repair and remodel-oriented products, we expect that demand for our products will be solid as we recover from the COVID-19 pandemic.

We believe that our present cash balance, cash flows from operations, and borrowing availability under our Credit Agreement are sufficient to fund our near-term working capital and other investment needs. We anticipate that our longer-term working capital and other general corporate requirements will be satisfied through cash flows from operations and, to the extent necessary, from bank borrowings and future financial market activities. However, due to the highly uncertain nature, severity and duration or resurgence of the COVID-19 pandemic and its impact on our customers, suppliers and employees, we are unable to fully estimate the extent of the impact it may have on our future financial condition.

In preparing this Form 10-Q, including our financial statements contained in this report, we made certain estimates and assumptions that affect or could have affected the reported amounts of assets and liabilities, disclosure of any contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. As the impact of the COVID-19 pandemic to our business becomes more certain, we will update and refine our estimates and assumptions, which could affect the reported amounts of assets and liabilities and related disclosures, and future revenues and expenses.

We continue to be committed to the safety and well-being of our employees during this time, and, led by our cross-functional COVID-19 task force, we are employing best practices and following guidance from the World Health Organization and the Centers for Disease Control and Prevention. We have implemented and are continuing to implement alternative work arrangements to support the health and safety of our employees, including working remotely and avoiding large gatherings. In addition, we have modified work areas and workstations to provide protective measures for employees, are staggering shifts, practicing social distancing and increasing the cleaning of our facilities, and in the event that we learn of an employee testing positive for COVID-19, we are completing contact tracing and requiring impacted employees to self-quarantine.

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

MASCO CORPORATION
Item 4.
CONTROLS AND PROCEDURES

a.     Evaluation of Disclosure Controls and Procedures.

        The Company’s principal executive officer and principal financial officer have concluded, based on an evaluation of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15 that, as of June 30, 2020, the Company's disclosure controls and procedures were effective.

b.     Changes in Internal Control over Financial Reporting.

        In connection with the evaluation of the Company's internal control over financial reporting that occurred during the quarter ended June 30, 2020, which is required under the Securities Exchange Act of 1934 by paragraph (d) of Exchange Rules 13a-15 or 15d-15 (as defined in paragraph (f) of Rule 13a-15), management determined that there was no change that materially affected or is reasonably likely to materially affect internal control over financial reporting.

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

We operate facilities in the United States and around the world which are being adversely affected by this pandemic. The U.S. federal government and numerous state, local and foreign governments implemented certain measures to attempt to slow and limit the spread of COVID-19, including shelter-in-place and social distancing orders. Due to such measures we have experienced, and may continue to experience, the closure of certain of our facilities and decreased employee availability, which has resulted and may continue to result in delays in our ability to produce and distribute our products.

In addition, COVID-19 has adversely affected and may continue to adversely affect domestic and international economic activity, which may reduce future consumer demand for our products.

Due to the highly uncertain nature and potential duration or resurgence of the COVID-19 pandemic, we are unable to fully estimate the extent of the impact it may have on our business at this time. The extent of such impact will depend on a number of factors, including the duration and severity or a resurgence of the COVID-19 pandemic, its effect on our customers, suppliers and employees, its effect on domestic and international economies and markets and the response of governmental authorities. While we are continuing to take action to mitigate the impact of the COVID-19 pandemic on our business and operations, including through cost reduction measures and other initiatives, the effectiveness of our mitigation efforts remains uncertain. The continued disruption of our operations and an on-going slowdown in domestic and international economic activity could materially and adversely affect our results of operations and financial condition.

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

MASCO CORPORATION

PART II.  OTHER INFORMATION, Continued

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

        The following table provides information regarding the repurchase of our common stock for the three-month period ended June 30, 2020 under the 2019 share repurchase authorization:

Period	Total Number Of Shares Purchased	Average Price Paid Per Common Share	Total Number Of Shares Purchased As Part Of Publicly Announced Plans or Programs	Maximum Value Of Shares That May Yet Be Purchased Under The Plans Or Programs
4/1/20 - 4/30/20	—	$—	—	899,936,945
5/1/20 - 5/31/20 (A)	2,267,385	$—	2,267,385	899,936,945
6/1/20 - 6/30/20	—	$—	—	899,936,945
Total for the quarter	2,267,385	$—	2,267,385	899,936,945

(A) In March 2020, we entered into an accelerated stock repurchase transaction whereby we agreed to repurchase a total of $350 million of our common stock with an initial delivery of 7.3 million shares. This transaction was completed in May 2020, at which time we received, at no additional cost, 2.3 million additional shares of our common stock resulting from changes in the volume weighted average stock price of our common stock over the term of the transaction.

MASCO CORPORATION

PART II.  OTHER INFORMATION, Continued

Item 6. Exhibits

31a	–	Certification by Chief Executive Officer Required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934

31b	–	Certification by Chief Financial Officer Required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934

32	–	Certification Required by Rule 13a-14(b) or 15d-14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code

101	–	The following financial information from Masco Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Inline XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Shareholders' Equity, and (vi) Notes to Condensed Consolidated Financial Statements.

104	–	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

MASCO CORPORATION

PART II.  OTHER INFORMATION, Concluded

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MASCO CORPORATION

By:	/s/ John G. Sznewajs
Name: John G. Sznewajs
Title: Vice President, Chief Financial Officer

July 30, 2020