Form 10-Q
period 2020-09-30
MASCO CORP /DE/
filed 2020-10-28
CIK 62996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
or
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

    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
    ☐ Yes   ☒ No

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at September 30, 2020
Common stock, par value $1.00 per share	261,675,891

MASCO CORPORATION

INDEX

MASCO CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

September 30, 2020 and December 31, 2019
(In Millions, Except Share Data)

	September 30, 2020	December 31, 2019
ASSETS
Current Assets:
Cash and cash investments	$1,326	$697
Receivables	1,262	997
Prepaid expenses and other	88	90
Assets held for sale	—	173
Inventories:
Finished goods	514	485
Raw material	255	211
Work in process	42	58
	811	754
Total current assets	3,487	2,711
Property and equipment, net	878	878
Operating lease right-of-use assets	156	176
Goodwill	528	509
Other intangible assets, net	253	259
Other assets	273	139
Assets held for sale	—	355
Total assets	$5,575	$5,027

LIABILITIES
Current Liabilities:
Accounts payable	$933	$697
Notes payable	5	2
Accrued liabilities	799	700
Liabilities held for sale	—	149
Total current liabilities	1,737	1,548
Long-term debt	2,787	2,771
Noncurrent operating lease liabilities	143	162
Other liabilities	567	589
Liabilities held for sale	—	13
Total liabilities	5,234	5,083

Commitments and contingencies (Note P)

EQUITY
Masco Corporation's shareholders' equity:
Common shares, par value $1 per share Authorized shares: 1,400,000,000; Issued and outstanding: 2020 – 260,500,000; 2019 – 275,600,000	261	276
Preferred shares authorized: 1,000,000; Issued and outstanding: 2020 and 2019 – None	—	—
Paid-in capital	21	—
Retained earnings (deficit)	15	(332)
Accumulated other comprehensive loss	(156)	(179)
Total Masco Corporation's shareholders' equity (deficit)	141	(235)
Noncontrolling interest	200	179
Total equity	341	(56)
Total liabilities and equity	$5,575	$5,027
See notes to condensed consolidated financial statements.

MASCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

For the Three and Nine Months Ended September 30, 2020 and 2019
(In Millions, Except Per Common Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net sales	$1,983	$1,716	$5,328	$5,068
Cost of sales	1,231	1,105	3,401	3,262
Gross profit	752	611	1,927	1,806
Selling, general and administrative expenses	328	322	939	964
Impairment charge for other intangible assets	—	—	—	9
Operating profit	424	289	988	833
Other income (expense), net:
Interest expense	(40)	(39)	(110)	(119)
Other, net	(4)	(9)	(22)	(17)
	(44)	(48)	(132)	(136)
Income from continuing operations before income taxes	380	241	856	697
Income tax expense	87	66	202	181
Income from continuing operations	293	175	654	516
(Loss) income from discontinued operations, net	—	(37)	411	1
Net income	293	138	1,065	517
Less: Net income attributable to noncontrolling interest	18	12	36	35
Net income attributable to Masco Corporation	$275	$126	$1,029	$482

Income (loss) per common share attributable to Masco Corporation:
Basic:
Income from continuing operations	$1.05	$.57	$2.31	$1.66
(Loss) income from discontinued operations, net	—	(.13)	1.54	—
Net income	$1.05	$.44	$3.85	$1.66
Diluted:
Income from continuing operations	$1.05	$.56	$2.31	$1.65
(Loss) income from discontinued operations, net	—	(.12)	1.54	—
Net income	$1.05	$.44	$3.85	$1.65

Amounts attributable to Masco Corporation:
Income from continuing operations	$275	$163	$618	$481
(Loss) income from discontinued operations, net	—	(37)	411	1
Net income	$275	$126	$1,029	$482
See notes to condensed consolidated financial statements.

MASCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

For the Three and Nine Months Ended September 30, 2020 and 2019
(In Millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income	$293	$138	$1,065	$517
Less: Net income attributable to noncontrolling interest	18	12	36	35
Net income attributable to Masco Corporation	$275	$126	$1,029	$482
Other comprehensive income (loss), net of tax (Note L):
Cumulative translation adjustment	$32	$(13)	$15	$(11)
Interest rate swaps	—	—	1	1
Pension and other post-retirement benefits	5	4	15	12
Other comprehensive income (loss), net of tax	37	(9)	31	2
Less: Other comprehensive income (loss) attributable to noncontrolling interest	9	(8)	8	(7)
Other comprehensive income (loss) attributable to Masco Corporation	$28	$(1)	$23	$9
Total comprehensive income	$330	$129	$1,096	$519
Less: Total comprehensive income attributable to noncontrolling interest	27	4	44	28
Total comprehensive income attributable to Masco Corporation	$303	$125	$1,052	$491

See notes to condensed consolidated financial statements.

MASCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

For the Nine Months Ended September 30, 2020 and 2019
(In Millions)

	Nine Months Ended September 30,
	2020	2019
CASH FLOWS FROM (FOR) OPERATING ACTIVITIES:
Cash provided by operations	$590	$754
Increase in receivables	(294)	(136)
Increase in inventories	(66)	(27)
Increase in accounts payable and accrued liabilities, net	343	14
Net cash from operating activities	573	605

CASH FLOWS FROM (FOR) FINANCING ACTIVITIES:
Retirement of notes	(400)	—
Purchase of Company common stock	(602)	(440)
Cash dividends paid	(108)	(105)
Dividends paid to noncontrolling interest	(23)	(42)
Issuance of notes, net of issuance costs	415	—
Debt extinguishment costs	(5)	—
Proceeds from the exercise of stock options	26	23
Employee withholding taxes paid on stock-based compensation	(25)	(21)
Increase (decrease) in debt, net	1	(3)
Credit Agreement and other financing costs	—	(2)
Net cash for financing activities	(721)	(590)

CASH FLOWS FROM (FOR) INVESTING ACTIVITIES:
Capital expenditures	(72)	(111)
Acquisition of business, net of cash acquired	(24)	—
Proceeds from disposition of:
Businesses, net of cash disposed	868	2
Other financial investments	2	1
Property and equipment	—	15
Other, net	(4)	(11)
Net cash from (for) investing activities	770	(104)

Effect of exchange rate changes on cash and cash investments	7	10

CASH AND CASH INVESTMENTS:
Increase (decrease) for the period	629	(79)
At January 1	697	559
At September 30	$1,326	$480
See notes to condensed consolidated financial statements.

MASCO CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)

For the Three and Nine Months Ended September 30, 2020 and 2019
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

MASCO CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited) (Concluded)

For the Three and Nine Months Ended September 30, 2020 and 2019
(In Millions, Except Per Common Share Data)

	Total	Common Shares ($1 par value)	Paid-In Capital	Retained (Deficit) Earnings	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interest
Balance, January 1, 2020	$(56)	$276	$—	$(332)	$(179)	$179
Cumulative effect of adoption of new credit loss standard (refer to Note A)	(1)			(1)
Adjusted balance, January 1, 2020	$(57)	$276	$—	$(333)	$(179)	$179
Total comprehensive income (loss)	514			530	(20)	4
Shares issued	11	1	10
Shares retired:
Repurchased	(602)	(14)	(28)	(560)
Surrendered (non-cash)	(13)			(13)
Cash dividends declared	(36)			(36)
Stock-based compensation	18		18
Balance, March 31, 2020	$(165)	$263	$—	$(412)	$(199)	$183
Total comprehensive income	252			224	15	13
Shares retired:
Repurchased	—	(3)	3
Cash dividends declared	(35)			(35)
Dividends paid to noncontrolling interest	(23)					(23)
Stock-based compensation	8		8
Balance, June 30, 2020	$37	$260	$11	$(223)	$(184)	$173
Total comprehensive income	330			275	28	27
Shares issued	3	1	2
Cash dividends declared	(37)			(37)
Stock-based compensation	8		8
Balance, September 30, 2020	$341	$261	$21	$15	$(156)	$200
See notes to condensed consolidated financial statements.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

A. ACCOUNTING POLICIES
    In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments, of a normal recurring nature, necessary to fairly state our financial position at September 30, 2020, our results of operations and comprehensive income (loss) for the three-month and nine-month periods ended September 30, 2020 and 2019, cash flows for the nine-month period ended September 30, 2020 and 2019 and changes in shareholders' equity for the three-month and nine-month periods ended September 30, 2020 and 2019. The condensed consolidated balance sheet at December 31, 2019 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted ("GAAP") in the United States of America.
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
    Recently Issued Accounting Pronouncements.  In January 2020, the FASB issued ASU 2020-01, "Investments—Equity Securities (Topic 321)," "Investments—Equity Method and Joint Ventures (Topic 323)," and "Derivatives and Hedging (Topic 815): Clarifying the Interactions between Topic 321, Topic 323, and Topic 815," which clarifies that an entity should consider observable transactions when either applying or discontinuing the equity method of accounting for the purposes of applying the measurement alternative in accordance with Topic 321. ASU 2020-01 clarifies that for certain forward contracts or purchased options to acquire investments, an entity should not consider whether, upon settlement of the forward contract or exercise of the purchased option, the underlying securities would be accounted for under the equity method or the fair value option. ASU 2020-01 is effective for us for annual periods beginning January 1, 2021. Early adoption is permitted. We plan to adopt this standard for annual periods beginning January 1, 2021 and do not anticipate that the adoption of this new standard will have a material impact on our financial position or results of operations.
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

B. ACQUISITIONS
    In the first quarter of 2020, we acquired all of the share capital of SmarTap A.Y Ltd. ("SmarTap") for approximately $24 million in cash. SmarTap is a developer of a smart bathing system that monitors and controls the temperature and flow of water. This acquisition provides an adaptable solution for a wide range of products as it is compatible with showerheads, hand showers, spouts and shower jets. This business is included in the Plumbing Products segment. In connection with this acquisition, we recognized $10 million of definite-lived intangible assets, primarily related to technology, which is being amortized on a straight-line basis over a weighted average amortization period of 5 years. We also recognized $12 million of goodwill, which is not tax deductible, and is related primarily to the expected synergies from combining the operations into our business. During the three-month period ended September 30, 2020, we revised the allocation of the purchase price to certain identifiable assets based on analysis of information as of the acquisition date that has been made available through September 30, 2020, which resulted in a $2 million increase to goodwill.

C. DISCONTINUED OPERATIONS
On September 6, 2019, we completed the divestiture of our UK Window Group business ("UKWG"), a manufacturer and distributor of windows and doors, for proceeds of approximately $8 million, of which $2 million net of cash disposed was received upon sale. The remaining $6 million was accounted for as a note receivable that is expected to be collected within two years of the divestiture. In connection with the sale, we recognized a loss of $70 million for both the three-month and nine-month periods ended September 30, 2019, which is included in (loss) income from discontinued operations, net in the condensed consolidated statements of operations. Additionally, on November 6, 2019, we completed the divestiture of our Milgard Windows and Doors business ("Milgard"), a manufacturer and distributor of windows and doors.
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

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

C. DISCONTINUED OPERATIONS (Continued)
During the second quarter of 2020, a $17 million pre-tax post-closing adjustment related to the finalization of working capital items was recorded to (loss) income from discontinued operations, net in the condensed consolidated statement of operations, as a gain on the divestiture of Milgard. Of the $17 million, we received $15 million in cash as of September 30, 2020, which is presented in investing activities on the condensed consolidated statement of cash flow as proceeds from disposition of businesses, net of cash disposed. The remaining $2 million is accounted for as a short-term receivable; payable in two monthly installments before December 31, 2020. All post-closing adjustments related to our divestiture of Milgard were finalized with the buyer in the second quarter of 2020.
On November 14, 2019, we entered into a definitive agreement to sell Masco Cabinetry LLC ("Cabinetry"), a manufacturer of cabinetry products. We completed the divestiture of Cabinetry on February 18, 2020 for proceeds of approximately $989 million, including $853 million, net of cash disposed. The remaining $136 million was accounted for as preferred stock issued by a holding company of the buyer; refer to Note G for additional information. The working capital adjustment was finalized with the buyer in the second quarter of 2020, resulting in no significant changes to net proceeds. In connection with the sale, we recognized a gain on the divestiture of $585 million for the nine months ended September 30, 2020, which is included in (loss) income from discontinued operations, net in the condensed consolidated statement of operations.
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
As the combined sale of UKWG and Milgard and the sale of Cabinetry represented a strategic shift that will have a major effect on our operations and financial results, these businesses were presented in discontinued operations separate from continuing operations for the three and nine months ended September 30, 2020 and 2019, as applicable. In addition, depreciation and amortization, capital expenditures, and significant non-cash operating and investing activities related to discontinued operations were separately disclosed.
The results of the windows businesses recorded in income (loss) from discontinued operations before income tax was income of $6 million and $7 million for the three and nine months ended September 30, 2019, respectively. The results of the cabinetry business recorded in income (loss) from discontinued operations before income tax was income of $28 million for the three months ended September 30, 2019 and a loss of $8 million and income of $86 million for the nine months ended September 30, 2020 and 2019, respectively.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

C. DISCONTINUED OPERATIONS (Continued)
The major classes of line items constituting income from discontinued operations, net, in millions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net sales	$—	$403	$101	$1,234
Cost of sales	—	314	78	959
Gross profit	—	89	23	275
Selling, general and administrative expenses	—	56	31	176
Impairment charge for goodwill (A)	—	—	—	7
Other income (expense), net	—	1	—	1
Income (loss) from discontinued operations	—	34	(8)	93
(Loss) gain on disposal of discontinued operations	—	(70)	602	(70)
(Loss) income before income tax	—	(36)	594	23
Income tax expense (B)	—	(1)	(183)	(22)
(Loss) income from discontinued operations, net	$—	$(37)	$411	$1

(A) In the first quarter of 2019, we recognized a $7 million non-cash goodwill impairment charge related to a decline in the long-term outlook of our windows and doors business in the United Kingdom.
(B) The unusual relationship between income tax expense and (loss) income before income tax for 2019 resulted primarily from a loss on the sale of UKWG providing no foreign tax benefit.

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

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

C. DISCONTINUED OPERATIONS (Concluded)

    Other selected financial information for Cabinetry, Milgard and UKWG during the period owned by us, were as follows, in millions:

	Nine Months Ended September 30,
	2020	2019
Depreciation and amortization	$—	$27
Capital expenditures	1	27
ROU assets obtained in exchange for new lease obligations	—	3

    In conjunction with the divestiture of Milgard and Cabinetry, we entered into Transition Services Agreements to provide administrative services to the buyers. As of September 30, 2020, our Transition Service Agreement with Milgard concluded. The fees for services rendered under each of the Transition Service Agreements were not material and are not expected to be material to our results of operations for Milgard and Cabinetry, respectively.
    As a part of the Cabinetry Transition Services Agreement, we guaranteed Cabinetry's obligations to a third-party while Cabinetry continued to participate in our voluntary supply chain finance program to the extent Cabinetry under its new ownership became delinquent on its payments. As of September 30, 2020, the amount Cabinetry and its new owners owed under the program was less than the $10 million letter of credit provided to the third-party by the new owners in conjunction with the Transition Services Agreement. Cabinetry exited our program in June 2020 and as of the date of filing, all outstanding invoices have been paid. As such, there is no remaining exposure and no losses were recognized under the guarantee.

D. REVENUE
    Our revenues are derived primarily from sales to customers in North America and Internationally, principally Europe. Net sales from these geographic markets, by segment, were as follows, in millions:

	Three Months Ended September 30, 2020
	Plumbing Products	Decorative Architectural Products	Total
Primary geographic markets:
North America	$757	$842	$1,599
International, principally Europe	384	—	384
Total	$1,141	$842	$1,983

	Nine Months Ended September 30, 2020
	Plumbing Products	Decorative Architectural Products	Total
Primary geographic markets:
North America	$1,973	$2,364	$4,337
International, principally Europe	991	—	991
Total	$2,964	$2,364	$5,328

	Three Months Ended September 30, 2019
	Plumbing Products	Decorative Architectural Products	Total
Primary geographic markets:
North America	$664	$710	$1,374
International, principally Europe	342	—	342
Total	$1,006	$710	$1,716

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

D. REVENUE (Concluded)

	Nine Months Ended September 30, 2019
	Plumbing Products	Decorative Architectural Products	Total
Primary geographic markets:
North America	$1,923	$2,110	$4,033
International, principally Europe	1,035	—	1,035
Total	$2,958	$2,110	$5,068
    Our contract asset balance was $2 million at both September 30, 2020 and December 31, 2019. Our contract liability balance was $25 million and $40 million at September 30, 2020 and December 31, 2019, respectively.
    We reversed $6 million and $2 million of revenue for the three-month periods ended September 30, 2020 and 2019, respectively, related to performance obligations settled in previous quarters of the same year. We recognized $1 million and $6 million of revenue for the three-month and nine-month periods ended September 30, 2020, respectively, and $1 million of revenue for the nine-month period ended September 30, 2019 related to performance obligations settled in previous years.
    Changes in the allowance for credit losses deducted from accounts receivable were as follows, in millions:

Nine Months Ended September 30, 2020
Balance at January 1 (after adopting ASU 2016-13)	$5
Provision for expected credit losses during the period	2
Write-offs charged against the allowance	(1)
Recoveries of amounts previously written off	1
Balance at end of period	$7

E. DEPRECIATION AND AMORTIZATION

    Depreciation and amortization expense, including discontinued operations, was $99 million and $124 million for the nine-month periods ended September 30, 2020 and 2019, respectively.

F. GOODWILL AND OTHER INTANGIBLE ASSETS
    The changes in the carrying amount of goodwill for the nine-month period ended September 30, 2020, by segment, were as follows, in millions:

	Gross Goodwill At September 30, 2020	Accumulated Impairment Losses	Net Goodwill At September 30, 2020
Plumbing Products	$585	$(340)	$245
Decorative Architectural Products	358	(75)	283
Total	$943	$(415)	$528

	Gross Goodwill At December 31, 2019	Accumulated Impairment Losses	Net Goodwill At December 31, 2019	Acquisitions	Other (A)	Net Goodwill At September 30, 2020
Plumbing Products	$566	$(340)	$226	$14	$5	$245
Decorative Architectural Products	358	(75)	283	—	—	283
Total	$924	$(415)	$509	$14	$5	$528

(A)    Other consists of the effect of foreign currency translations.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

F. GOODWILL AND OTHER INTANGIBLE ASSETS (Concluded)

    The carrying value of our other indefinite-lived intangible assets was $76 million at both September 30, 2020 and December 31, 2019, and principally included registered trademarks. During the first quarter of 2019, we recognized a $9 million impairment charge related to a registered trademark in our Decorative Architectural Products segment due to a change in the long-term net sales projections of lighting products. The carrying value of our definite-lived intangible assets was $177 million (net of accumulated amortization of $66 million) and $183 million (net of accumulated amortization of $48 million) at September 30, 2020 and December 31, 2019, respectively, and principally included customer relationships.

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

    Dividends earned on this investment are included within other income (expense), net in our condensed consolidated statement of operations with a corresponding increase to our basis in the investment. We had dividend income of $3 million and $7 million for the three-month and nine-month periods ended September 30, 2020, respectively. As such, the preferred stock was reported at the carrying value of $143 million in other assets in our condensed consolidated balance sheet at September 30, 2020.

    Fair Value of Debt. The fair value of our short-term and long-term fixed-rate debt instruments is based principally upon modeled market prices for the same or similar issues, which are Level 1 inputs. The aggregate estimated market value of our short-term and long-term debt at September 30, 2020 was approximately $3.2 billion, compared with the aggregate carrying value of $2.8 billion. The aggregate estimated market value of our short-term and long-term debt at December 31, 2019 was approximately $3.0 billion, compared with the aggregate carrying value of $2.8 billion.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

H. WARRANTY LIABILITY
    Changes in our warranty liability were as follows, in millions:

	Nine Months Ended September 30, 2020	Twelve Months Ended December 31, 2019
Balance at January 1	$84	$81
Accruals for warranties issued during the period	25	34
Accruals related to pre-existing warranties	1	1
Settlements made (in cash or kind) during the period	(24)	(31)
Other, net (including currency translation)	(1)	(1)
Balance at end of period	$85	$84

I. DEBT
    On September 18, 2020, we issued $300 million of 2.0% Notes due October 1, 2030 (the "2030 Notes") and received proceeds of $300 million, net of discount, for the issuance of the 2030 Notes. Also on September 18, 2020, we issued an incremental $100 million of our existing 4.5% Notes due May 15, 2047 (the "2047 Notes") and received proceeds of $119 million, including a premium, for the issuance of the 2047 Notes. The incremental $100 million will form a single series with the existing $300 million of 4.5% Notes due May 15, 2047. The 2030 Notes and 2047 Notes are senior indebtedness and are redeemable at our option at the applicable redemption price. On September 29, 2020, proceeds from the debt issuances were used to repay and early retire $400 million of our 3.5% Notes due April 1, 2021. In connection with this early retirement, we incurred a loss on debt extinguishment of $6 million, which was recorded as interest expense.

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

    The Credit Agreement provides for an unsecured revolving credit facility available to us and one of our foreign subsidiaries, in U.S. dollars, European euros, British Pounds Sterling, Canadian dollars and certain other currencies for revolving credit loans, swingline loans and letters of credit. Borrowings under the revolving credit loans denominated in any agreed upon currency other than U.S. dollars are limited to $500 million, equivalent. We can also borrow swingline loans up to $100 million and obtain letters of credit of up to $25 million; outstanding letters of credit under the Credit Agreement reduce our borrowing capacity. At September 30, 2020, we had no outstanding standby letters of credit under the Credit Agreement.
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
    In order for us to borrow under the Credit Agreement, there must not be any default in our covenants in the Credit Agreement (i.e., in addition to the two financial covenants, principally limitations on subsidiary debt, negative pledge restrictions, legal compliance requirements and maintenance of properties and insurance) and our representations and warranties in the Credit Agreement must be true in all material respects on the date of borrowing (i.e., principally no material adverse change or litigation likely to result in a material adverse change, since December 31, 2018, no material ERISA or environmental non-compliance, and no material tax deficiency). We were in compliance with all covenants and no borrowings were outstanding at September 30, 2020.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

J. STOCK-BASED COMPENSATION

    Our 2014 Long Term Stock Incentive Plan provides for the issuance of stock-based incentives in various forms to our employees and non-employee Directors. At September 30, 2020, outstanding stock-based incentives were in the form of long-term stock awards, stock options, restricted stock units, performance restricted stock units, and phantom stock awards.

    Pre-tax compensation expense included in income from continuing operations for these stock-based incentives was as follows, in millions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Long-term stock awards	$4	$6	$11	$16
Stock options	1	1	6	3
Restricted stock units	1	—	12	—
Performance restricted stock units	2	—	3	2
Phantom stock awards and stock appreciation rights	1	1	3	3
Total	$9	$8	$35	$24

Long-Term Stock Awards. Prior to the amendment of our 2014 Long Term Stock Incentive Plan in December 2019, we granted long-term stock awards to our key employees and non-employee Directors. These grants did not cause net share dilution due to our practice of repurchasing and retiring an equal number of shares in the open market. We did not grant shares of long-term stock awards in the nine-month period ended September 30, 2020.

Our long-term stock award activity was as follows, shares in millions:

	Nine Months Ended September 30,
	2020	2019
Unvested stock award shares at January 1	2	2
Weighted average grant date fair value	$34	$30

Stock award shares granted	—	1
Weighted average grant date fair value	$—	$36

Stock award shares vested	1	1
Weighted average grant date fair value	$32	$25

Stock award shares forfeited	—	—
Weighted average grant date fair value	$35	$32

Unvested stock award shares at September 30	1	2
Weighted average grant date fair value	$36	$34

    At September 30, 2020 and 2019, there was $25 million and $49 million, respectively, of total unrecognized compensation expense related to unvested stock awards; such awards had a weighted average remaining vesting period of two years and three years at September 30, 2020 and 2019, respectively.

    The total market value (at the vesting date) of stock award shares which vested was $31 million during both the nine-month periods ended September 30, 2020 and 2019.

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

    We granted 420,840 stock options in the nine-month period ended September 30, 2020 with a grant date weighted average exercise price of approximately $48 per share. In the nine-month period ended September 30, 2020, 16,240 stock options were forfeited (including options that expired unexercised).

    Our stock option activity was as follows, shares in millions:

	Nine Months Ended September 30,
	2020	2019
Option shares outstanding, January 1	3	4
Weighted average exercise price	$27	$21

Option shares granted	1	1
Weighted average exercise price	$48	$36

Option shares exercised	1	2
Aggregate intrinsic value on date of exercise (A)	$29 million	$29 million
Weighted average exercise price	$17	$12

Option shares forfeited	—	—
Weighted average exercise price	$42	$34

Option shares outstanding, September 30	3	3
Weighted average exercise price	$34	$26
Weighted average remaining option term (in years)	7	6

Option shares vested and expected to vest, September 30	2	3
Weighted average exercise price	$33	$26
Aggregate intrinsic value (A)	$54 million	$48 million
Weighted average remaining option term (in years)	7	6

Option shares exercisable (vested), September 30	1	2
Weighted average exercise price	$28	$21
Aggregate intrinsic value (A)	$35 million	$39 million
Weighted average remaining option term (in years)	5	4

(A)    Aggregate intrinsic value is calculated using our stock price at each respective date, less the exercise price (grant date price), multiplied by the number of shares.

    At September 30, 2020 and 2019, there was $7 million and $9 million, respectively, of unrecognized compensation expense (using the Black-Scholes option pricing model at the grant date) related to unvested stock options; such options had a weighted average remaining vesting period of three years at both September 30, 2020 and 2019.

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

We granted 437,170 restricted stock units in the nine-month period ended September 30, 2020 with a weighted average grant date fair value of $47 per share. In the nine-month period ended September 30, 2020, 7,930 restricted stock units were forfeited.

At September 30, 2020, there was $8 million of unrecognized compensation expense related to unvested restricted stock units; such units had a weighted average remaining vesting period of two years.

    Performance Restricted Stock Units. Under our Long Term Incentive Program, we grant performance restricted stock units to certain senior executives. These performance restricted stock units will vest and share awards will be issued at no cost to the employees, subject to our achievement of specified performance metrics established by our Compensation Committee over a three-year performance period and the recipient's continued employment through the share award date. During the nine-month period ended September 30, 2020, we granted 133,390 performance restricted stock units with a grant date fair value of approximately $34 per share and 151,724 shares were issued. No performance restricted stock units were forfeited during the nine-month period ended September 30, 2020. During the nine-month period ended September 30, 2019, we granted 126,680 performance restricted stock units with a grant date fair value of approximately $39 per share and 15,600 performance restricted stock units were forfeited.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

K. EMPLOYEE RETIREMENT PLANS
    Net periodic pension cost for our defined-benefit pension plans, with the exception of service cost, is recorded in other income (expense), net, in our condensed consolidated statement of operations. Net periodic pension cost for our defined-benefit pension plans was as follows, in millions:

	Three Months Ended September 30,
	2020		2019
	Qualified	Non-Qualified	Qualified	Non-Qualified
Service cost	$1	$—	$1	$—
Interest cost	5	2	11	2
Expected return on plan assets	(6)	—	(12)	—
Amortization of net loss	7	—	4	1
Net periodic pension cost	$7	$2	$4	$3

	Nine Months Ended September 30,
	2020		2019
	Qualified	Non-Qualified	Qualified	Non-Qualified
Service cost	$2	$—	$2	$—
Interest cost	18	4	30	5
Expected return on plan assets	(17)	—	(34)	—
Amortization of net loss	18	2	14	2
Net periodic pension cost	$21	$6	$12	$7

    As of January 1, 2010, substantially all of our domestic and foreign qualified and domestic non-qualified defined-benefit pension plans were frozen to future benefit accruals. In December 2019, our Board of Directors approved the termination of our qualified domestic defined-benefit pension plans in 2021.

L. RECLASSIFICATIONS FROM ACCUMULATED OTHER COMPREHENSIVE LOSS

    The reclassifications from accumulated other comprehensive loss to the condensed consolidated statements of operations were as follows, in millions:

	Amounts Reclassified		Amounts Reclassified
Accumulated Other Comprehensive Loss	Three Months Ended September 30,		Nine Months Ended September 30,		Statement of Operations Line Item
	2020	2019	2020	2019
Amortization of defined-benefit pension and other post-retirement benefits:
Actuarial losses, net	$7	$5	$20	$16	Other income (expense), net
Tax (benefit)	(2)	(1)	(5)	(4)
Net of tax	$5	$4	$15	$12

Interest rate swaps	$—	$—	$1	$1	Interest expense
Tax (benefit)	—	—	—	—
Net of tax	$—	$—	$1	$1

In addition to the above amounts, we reclassified $14 million of deferred currency translation losses from accumulated other comprehensive loss to the condensed consolidated statement of operations in conjunction with the disposition of UKWG in September 2019.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

M. SEGMENT INFORMATION

    Information by segment and geographic area was as follows, in millions:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020	2019	2020	2019	2020	2019	2020	2019
	Net Sales (A)		Operating Profit (Loss)		Net Sales (A)		Operating Profit (Loss)
Operations by segment:
Plumbing Products	$1,141	$1,006	$271	$179	$2,964	$2,958	$583	$530
Decorative Architectural Products	842	710	179	134	2,364	2,110	475	380
Total	$1,983	$1,716	$450	$313	$5,328	$5,068	$1,058	$910
Operations by geographic area:
North America	$1,599	$1,374	$368	$262	$4,337	$4,033	$899	$759
International, principally Europe	384	342	82	51	991	1,035	159	151
Total	$1,983	$1,716	450	313	$5,328	$5,068	1,058	910
General corporate expense, net			(26)	(24)			(70)	(77)
Operating profit			424	289			988	833
Other income (expense), net			(44)	(48)			(132)	(136)
Income from continuing operations before income taxes			$380	$241			$856	$697

(A)    Inter-segment sales were not material.

N. OTHER INCOME (EXPENSE), NET

    Other, net, which is included in other income (expense), net, was as follows, in millions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Income from cash and cash investments	$—	$1	$2	$2
Equity investment income, net	1	1	1	1
Foreign currency transaction gains (losses)	1	(5)	(6)	(3)
Net periodic pension and post-retirement benefit cost	(9)	(6)	(25)	(17)
Dividend income	3	—	7	—
Other items, net	—	—	(1)	—
Total other, net	$(4)	$(9)	$(22)	$(17)

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

O. INCOME PER COMMON SHARE

    Reconciliations of the numerators and denominators used in the computations of basic and diluted income per common share were as follows, in millions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Numerator (basic and diluted):
Income from continuing operations	$275	$163	$618	$481
Less: Allocation to unvested restricted stock awards	1	1	5	3
Income from continuing operations attributable to common shareholders	274	162	613	478

(Loss) income from discontinued operations, net	—	(37)	411	1
Less: Allocation to unvested restricted stock awards	—	—	3	—
(Loss) income from discontinued operations, net attributable to common shareholders	—	(37)	408	1

Net income attributable to common shareholders	$274	$125	$1,021	$479

Denominator:
Basic common shares (based upon weighted average)	261	286	265	289
Add: Stock option dilution	—	1	1	1
Diluted common shares	261	287	266	290

    For the three-month and nine-month periods ended September 30, 2020 and 2019, we allocated dividends and undistributed earnings to the unvested restricted stock awards.

    Additionally, 106,000 and 685,000 common shares for the three-month and nine-month periods ended September 30, 2020, respectively, and 855,000 and 1.2 million common shares for the three-month and nine-month periods ended September 30, 2019, respectively, related to stock options, and 20,000 common shares related to performance restricted stock units for the three-month and nine-month periods ended September 30, 2019 were excluded from the computation of diluted income per common share due to their antidilutive effect.

    In September 2019, our Board of Directors authorized the repurchase, for retirement, of up to $2.0 billion of shares of our common stock in open-market transactions or otherwise. In the first nine months of 2020, we repurchased and retired 16.5 million shares of our common stock for approximately $602 million. This included 0.4 million shares to offset the dilutive impact of restricted stock units granted in the first nine months of the year as well as 1.2 million shares received at no additional cost from the settlement of the accelerated stock repurchase transaction initiated in November 2019. At September 30, 2020, we had $900 million remaining under the 2019 repurchase authorization.

    On the basis of amounts paid (declared), cash dividends per common share were $0.135 ($0.140) and $0.405 ($0.410) for the three-month and nine-month periods ended September 30, 2020, respectively, and $0.120 ($0.135) and $0.360 ($0.375) for the three-month and nine-month periods ended September 30, 2019, respectively.

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

Q. INCOME TAXES

Our effective tax rate was 23 percent and 27 percent for the three-month periods and 24 percent and 26 percent for the nine-month periods ended September 30, 2020 and 2019, respectively. The decrease in the rate was primarily due to a $10 million and $13 million reduction in income tax expense in the three-month and nine-month periods ended September 30, 2020, respectively, resulting from IRS guidance released during the third quarter of 2020 that allows us to exclude certain high-taxed foreign income from the U.S. tax effects on Global Intangible Low-taxed Income.

MASCO CORPORATION
Item 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIRD QUARTER 2020 AND THE FIRST NINE MONTHS 2020 VERSUS THIRD QUARTER 2019 AND THE FIRST NINE MONTHS 2019
SALES AND OPERATIONS

    The following table sets forth our net sales and operating profit (loss) by business segment and geographic area, dollars in millions:

	Three Months Ended September 30,		Percent Change
	2020	2019	2020	vs.	2019
Net Sales:
Plumbing Products	$1,141	$1,006	13%
Decorative Architectural Products	842	710	19%
Total	$1,983	$1,716	16%

North America	$1,599	$1,374	16%
International, principally Europe	384	342	12%
Total	$1,983	$1,716	16%

	Nine Months Ended September 30,		Percent Change
	2020	2019	2020	vs.	2019
Net Sales:
Plumbing Products	$2,964	$2,958	—%
Decorative Architectural Products	2,364	2,110	12%
Total	$5,328	$5,068	5%

North America	$4,337	$4,033	8%
International, principally Europe	991	1,035	(4)%
Total	$5,328	$5,068	5%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating Profit (Loss): (A)
Plumbing Products	$271	$179	$583	$530
Decorative Architectural Products	179	134	475	380
Total	$450	$313	$1,058	$910

North America	$368	$262	$899	$759
International, principally Europe	82	51	159	151
Total	450	313	1,058	910
General corporate expense, net	(26)	(24)	(70)	(77)
Operating profit	$424	$289	$988	$833

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

    The following discussion of consolidated results of operations and segment and geographic results refers to the three-month and nine-month periods ended September 30, 2020 compared to the same periods of 2019.

NET SALES

    Net sales increased 16 percent for the three-month period ended September 30, 2020 and five percent for the nine-month period ended September 30, 2020. Excluding the effect of currency translation, net sales increased 15 percent and five percent for the three-month and nine-month periods ended September 30, 2020, respectively. The following table reconciles reported net sales to net sales, excluding the effect of currency translation, in millions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net sales, as reported	$1,983	$1,716	$5,328	$5,068
Currency translation	(13)	—	9	—
Net sales, excluding the effect of currency translation	$1,970	$1,716	$5,337	$5,068

    North American net sales increased 16 percent and eight percent for the three-month and nine-month periods ended September 30, 2020. Higher sales volume of paints and other coating products, plumbing products and builders' hardware products, in aggregate, increased sales by 17 percent and nine percent for the three-month and nine-month periods, respectively. Such increases were slightly offset by lower net selling prices of paints and other coating products, which decreased sales by one percent for both periods.

    International net sales increased 12 percent for the three-month period ended September 30, 2020. In local currencies (including sales in currencies outside their respective functional currencies), net sales increased nine percent. Higher sales volume of plumbing products increased sales by nine percent. International net sales decreased four percent for the nine-month period ended September 30, 2020. In local currencies, net sales decreased four percent. Lower sales volume and unfavorable sales mix of plumbing products, in aggregate, decreased sales by four percent.

    Net sales in the Plumbing Products segment increased 13 percent for the three-month period ended September 30, 2020. Higher sales volume increased sales by 12 percent. Favorable foreign currency translation further increased sales by one percent. Net sales in the Plumbing Products segment was flat for the nine-month period ended September 30, 2020. Higher sales volume and net selling prices, in aggregate, increased net sales by one percent, offset by unfavorable sales mix, which decreased sales by one percent.

    Net sales in the Decorative Architectural Products segment increased 19 percent for the three-month period ended September 30, 2020, due mostly to higher sales volume of paints and other coating products, and to a lesser extent, builders' hardware products and lighting products. This increase was slightly offset by unfavorable net selling prices of paints and other coating products and builders' hardware products. Net sales in the Decorative Architectural Products segment increased 12 percent for the nine-month period ended September 30, 2020, due mostly to higher sales volume of paints and other coating products, and to a lesser extent, builders' hardware products. This increase was slightly offset by unfavorable net selling prices of paints and other coating products and lower sales volume of lighting products.

OPERATING PROFIT

    Our gross profit margin was 37.9 percent and 36.2 percent for the three-month and nine-month periods ended September 30, 2020, respectively, compared to 35.6 percent for both comparable periods of 2019. Gross profit margins for the three-month period ended September 30, 2020 were positively impacted by increased sales volume, cost savings initiatives, including actions taken to mitigate the coronavirus disease 2019 ("COVID-19") pandemic impact, as well as decreased commodity costs, partially attributed to tariff mitigation. Such increases were partially offset by lower net selling prices. Gross profit margins for the nine-month period ended September 30, 2020 were positively impacted by increased sales volume and cost savings initiatives, including actions taken to mitigate the impact of the COVID-19 pandemic. Such increases were partially offset by lower net selling prices, unfavorable sales mix and increased commodity costs, primarily attributed to tariffs.

    Selling, general and administrative expenses, as a percentage of sales, were 16.5 percent and 17.6 percent for the three-month and nine-month periods ended September 30, 2020, respectively, compared to 18.8 percent and 19.0 percent for the comparable periods of 2019. Selling, general and administrative expenses were positively impacted by cost containment activities including those actions taken to mitigate the COVID-19 pandemic impact and leverage of fixed expenses due primarily to increased sales volume.

    Operating profit in the Plumbing Products segment for the three-month period ended September 30, 2020 was positively impacted by increased sales volume, cost savings initiatives, including actions taken to mitigate the COVID-19 pandemic impact and decreased commodity costs, partially attributed to tariff mitigation. Operating profit in the Plumbing Products segment for the nine-month period ended September 30, 2020 was positively impacted by cost savings initiatives, including actions taken to mitigate the COVID-19 pandemic impact, favorable net selling prices and higher sales volume. These positive impacts were partially offset by increases in commodity costs, primarily attributed to tariffs.

    Operating profit in the Decorative Architectural Products segment for the three-month period ended September 30, 2020 benefited primarily from increased sales volume, as well as cost savings initiatives, including actions taken to mitigate the COVID-19 pandemic impact and decreased commodity costs. These positive impacts were partially offset by lower net selling prices. Operating profit in the Decorative Architectural Products segment for the nine-month period ended September 30, 2020 benefited primarily from increased sales volume, as well as cost savings initiatives, including actions taken to mitigate the COVID-19 pandemic impact. Additionally, operating profit was positively impacted by the non-recurrence of a 2019 non-cash impairment charge related to an other indefinite-lived intangible asset for a trademark associated with lighting products. These positive impacts were partially offset by unfavorable net selling prices and higher fixed expenses in our lighting business.

OTHER INCOME (EXPENSE), NET

    Interest expense for the three-month and nine-month periods ended September 30, 2020 was $40 million and $110 million, respectively, compared to $39 million and $119 million for the three-month and nine-month periods ended September 30, 2019, respectively. In the third quarter of 2020, we recognized a loss on debt extinguishment of $6 million on the early retirement of our 3.5% Notes due April 1, 2021, which was recorded to interest expense. This increase was offset by lower interest charges due to the extinguishment of our 7.125% Notes due March 15, 2020 in the fourth quarter of 2019.

    Other, net, for the three-month and nine-month periods ended September 30, 2020 included $9 million and $25 million, respectively, of net periodic pension and post-retirement benefit cost, $3 million and $7 million, respectively, of dividend income related to preferred stock of ACProducts Holding, Inc., and $1 million of foreign currency transaction gains for the three-month period and $6 million of foreign currency transaction losses for the nine-month period. Other, net, for the three-month and nine-month periods ended September 30, 2019 included $6 million and $17 million, respectively, of net periodic pension and post-retirement benefit cost and $5 million and $3 million, respectively of foreign currency transaction losses.

INCOME AND INCOME PER COMMON SHARE FROM CONTINUING OPERATIONS — ATTRIBUTABLE TO MASCO CORPORATION

    Income from continuing operations for the three-month and nine-month periods ended September 30, 2020 was $275 million and $618 million, respectively, compared to $163 million and $481 million for the comparable periods of 2019. Diluted income per common share for the three-month and nine-month periods ended September 30, 2020 was $1.05 and $2.31, respectively, per common share, compared with $0.56 and $1.65, respectively, per common share for the comparable periods of 2019.

    Our effective tax rate was 23 percent and 24 percent for the three-month and nine-month periods ended September 30, 2020, respectively. Our tax rates were lower than our normalized tax rate of 26 percent due primarily to a $10 million reduction in income tax expense in both periods, resulting from IRS guidance released during the third quarter of 2020, that allows us to exclude certain high-taxed foreign income from the U.S. tax effects on Global Intangible Low-taxed Income. Also, our effective tax rate for the nine-month period was lower than our normalized tax rate due to an additional $5 million income tax benefit on stock-based compensation.

Our effective tax rate was 27 percent and 26 percent for the three-month and nine-month periods ended September 30, 2019, respectively. Our normalized tax rate for 2019 was 26 percent.

OTHER FINANCIAL INFORMATION

    Our current ratio was 2.0 to 1 and 1.8 to 1 at September 30, 2020 and December 31, 2019, respectively. The increase in our current ratio is due primarily to increased cash on hand as a result of the temporary suspension of our share repurchase activity beginning in the first quarter of 2020. We have announced our intention to resume our share repurchase activity in the fourth quarter as part of our strategic initiative to drive long-term shareholder value. We anticipate using approximately $100 million of cash for share repurchases in the fourth quarter, for a total of approximately $700 million of share repurchases in 2020.

    For the nine-month period ended September 30, 2020, net cash provided by operating activities was $573 million. Cash provided by operations of $590 million was affected by the income tax expense of $179 million resulting from the gain recorded in connection with the divestiture of Cabinetry. Additionally, cash from operating activities was affected by increased receivables and payables as a result of increased demand for our products in the third quarter of 2020.

    For the nine-month period ended September 30, 2020, net cash used for financing activities was $721 million, primarily due to $602 million for the repurchase and retirement of our common stock (including 0.4 million shares repurchased to offset the dilutive impact of restricted stock units granted in 2020), $400 million for the early retirement of our 3.5% Notes due April 1, 2021, $108 million for the payment of cash dividends, $23 million for dividends paid to noncontrolling interest and $25 million for employee withholding taxes paid on stock-based compensation. These uses of cash were partially offset by the issuances of $300 million of 2.0% Notes due October 1, 2030 and an incremental $100 million on our existing 4.5% Notes due May 15, 2047 that was issued at a premium of $19 million and $26 million of proceeds from the exercise of stock options.

    For the nine-month period ended September 30, 2020, net cash provided by investing activities was $770 million, comprised of $853 million of proceeds from the sale of Cabinetry, net of cash disposed, and $15 million from the finalization of working capital items on the sale of Milgard, partially offset by $72 million for capital expenditures and $24 million for the acquisition of SmarTap, net of cash acquired.

    Our cash and cash investments were $1.3 billion and $697 million at September 30, 2020 and December 31, 2019, respectively. Our cash and cash investments consist of overnight interest-bearing money market demand accounts, time deposit accounts, and money market mutual funds containing government securities and treasury obligations.

    Of the $1.3 billion and $697 million of cash and cash investments held at September 30, 2020 and December 31, 2019, $324 million and $297 million, respectively, was held in our foreign subsidiaries. If these funds were needed for our operations in the U.S., their repatriation into the U.S. would not result in significant additional U.S. income tax or foreign withholding tax, as we have recorded such taxes on substantially all undistributed foreign earnings, except for those that are legally restricted.

On September 18, 2020, we issued $300 million of 2.0% Notes due October 1, 2030 and received proceeds of $300 million, net of discount, for the issuance of the 2030 Notes. Also on September 18, 2020, we issued an incremental $100 million on our existing 4.5% Notes due May 15, 2047 and received proceeds of $119 million, including a premium, for the issuance of the 2047 Notes. The incremental $100 million will form a single series with the existing $300 million of 4.5% Notes due May 15, 2047. The 2030 Notes and 2047 Notes are senior indebtedness and are redeemable at our option at the applicable redemption price. On September 29, 2020, proceeds from the debt issuances were used to repay and early retire $400 million of our 3.5% Notes due April 1, 2021. In connection with this early retirement, we incurred a loss on debt extinguishment of $6 million, which was recorded as interest expense.

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

    The Credit Agreement contains financial covenants requiring us to maintain (A) a net leverage ratio, as adjusted for certain items, not exceeding 4.0 to 1.0, and (B) a minimum interest coverage ratio, as adjusted for certain items, not less than 2.5 to 1.0.  We were in compliance with all covenants and no borrowings were outstanding under our Credit Agreement at September 30, 2020.

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

    All outstanding payments owed under the program are recorded within accounts payable in our condensed consolidated balance sheets. The amounts owed to participating financial institutions under the program and included in accounts payable for our continuing operations were $47 million and $29 million at September 30, 2020 and December 31, 2019, respectively. We account for all payments made under the program as a reduction to our cash flows from operations and reported within our increase in accounts payable and accrued liabilities, net, line within our condensed consolidated statements of cash flows. The amounts settled through the program and paid to participating financial institutions were $97 million and $92 million for our continuing operations during the nine-month periods ended September 30, 2020 and 2019, respectively. A downgrade in our credit rating or changes in the financial markets could limit the financial institutions’ willingness to commit funds to, and participate in, the program. We do not believe such risk would have a material impact on our working capital or cash flows, as substantially all of our payments are made outside of the program.

    The COVID-19 pandemic did not impact our financial performance during the third quarter of 2020 to the extent we anticipated. Operational activity that was previously slowed at certain of our facilities, as a result of the pandemic, have largely resumed operations at normal capacities enabling them to progress on the fulfillment of production and distribution backlogs that developed in the first half of the year as well as to meet current consumer demand.

Many, but not all, of our businesses remained operating in the first nine months of 2020 because the products we provide are critical to infrastructure sectors and the day-to-day operations of homes and businesses in our communities as defined by applicable local orders. However, certain of our facilities experienced full closures ranging from a few days to several weeks, and if certain governmental orders are reimposed or if we are required to close a facility for employee safety reasons, we could experience new or extended closures which might adversely impact our ability to produce and distribute our products. Finally, we may experience supply chain disruptions, particularly disruptions related to our ability to source plumbing, lighting and builders’ hardware products.

We may experience an adverse impact to our fourth quarter of 2020 results due to economic contraction as a result of high unemployment levels and remaining or potential renewed shelter-in-place and social distancing orders. However, given our portfolio of lower ticket, repair and remodel-oriented products, we expect that demand for our products will continue to be solid as we recover from the COVID-19 pandemic.

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

We continue to be committed to the safety and well-being of our employees during this time, and, led by our cross-functional COVID-19 task force, we have employed best practices and followed guidance from the World Health Organization and the Centers for Disease Control and Prevention. We have implemented and are continuing to implement alternative work arrangements to support the health and safety of our employees, including working remotely and avoiding large gatherings. In addition, we have modified work areas and workstations to provide protective measures for employees, are staggering shifts, requiring the use of face coverings, practicing social distancing and increasing the cleaning of our facilities, and in the event that we learn of an employee testing positive for COVID-19, we are completing contact tracing and requiring impacted employees to self-quarantine.

OUTLOOK FOR THE COMPANY

    We continue to execute our strategies of leveraging our strong brand portfolio, industry-leading positions and the Masco Operating System, our methodology to drive growth and productivity, to create long-term shareholder value. We believe that our strong financial position and cash flow generation, together with our investments in our industry-leading branded building products, our continued focus on innovation and disciplined capital allocation, will allow us to drive long-term growth and create value for our shareholders. While we continue to remain uncertain regarding the short-term impact that the COVID-19 pandemic may have on our businesses, we remain confident in the fundamentals of our businesses and long-term strategy.

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

MASCO CORPORATION
Item 4.
CONTROLS AND PROCEDURES

a.     Evaluation of Disclosure Controls and Procedures.

    The Company’s principal executive officer and principal financial officer have concluded, based on an evaluation of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15 that, as of September 30, 2020, the Company's disclosure controls and procedures were effective.

b.     Changes in Internal Control over Financial Reporting.

    In connection with the evaluation of the Company's internal control over financial reporting that occurred during the quarter ended September 30, 2020, which is required under the Securities Exchange Act of 1934 by paragraph (d) of Exchange Rules 13a-15 or 15d-15 (as defined in paragraph (f) of Rule 13a-15), management determined that there was no change that materially affected or is reasonably likely to materially affect internal control over financial reporting.

MASCO CORPORATION

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

Information regarding legal proceedings involving us is set forth in Note P to our condensed consolidated financial statements included in Part I, Item 1 of this Report and is incorporated herein by reference.

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, the reader should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. Except as set forth in our Quarterly Report on Form 10-Q for the quarter period ended June 30, 2020, there have been no material changes to our risk factors from those disclosed in Part I, Item 1A of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

MASCO CORPORATION

PART II.  OTHER INFORMATION, Continued

Item 6. Exhibits

4.1	–	Resolutions establishing the terms of the 2.000% Notes Due 2030 and form of global note. Incorporated by reference to Exhibit 4.1 to Masco Corporation’s Current Report on Form 8-K dated and filed on September 18, 2020.

4.2	–	Resolutions establishing the terms of the 4.500% Notes Due 2047 and form of global note. Incorporated by reference to Exhibit 4.2 to Masco Corporation’s Current Report on Form 8-K dated and filed on September 18, 2020.

4.3	–	Second Supplemental Indenture dated as of September 18, 2020 to the Indenture dated as of February 12, 2001 between Masco Corporation and The Bank of New York Mellon Trust Company, N.A., as successor trustee under agreement originally with Bank One Trust Company, National Association, as Trustee, as supplemented. Incorporated by reference to Exhibit 4.3 to Masco Corporation’s Current Report on Form 8-K dated and filed on September 18, 2020.

31a	–	Certification by Chief Executive Officer Required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934

31b	–	Certification by Chief Financial Officer Required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934

32	–	Certification Required by Rule 13a-14(b) or 15d-14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code

101	–	The following financial information from Masco Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Inline XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Shareholders' Equity, and (vi) Notes to Condensed Consolidated Financial Statements.

104	–	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

MASCO CORPORATION

PART II.  OTHER INFORMATION, Concluded

SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MASCO CORPORATION

By:	/s/ John G. Sznewajs
Name:	John G. Sznewajs
Title:	Vice President, Chief Financial Officer

October 28, 2020