Form 10-K
period 2020-12-31
MASCO CORP /DE/
filed 2021-02-09
CIK 62996

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K
    ☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the fiscal year ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant on June 30, 2020 (based on the closing sale price of $50.21 of the Registrant's Common Stock, as reported by the New York Stock Exchange on such date) was approximately $13,053,334,100.
Number of shares outstanding of the Registrant's Common Stock at January 31, 2021:
257,142,348 shares of Common Stock, par value $1.00 per share

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's definitive Proxy Statement to be filed for its 2021 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

Masco Corporation
2020 Annual Report on Form 10-K

PART I
Item 1.Business.
Masco Corporation is a global leader in the design, manufacture and distribution of branded home improvement and building products. Our portfolio of industry-leading brands includes BEHR® paint; DELTA® and HANSGROHE® faucets, bath and shower fixtures; KICHLER® decorative and outdoor lighting; LIBERTY® branded decorative and functional hardware; and HOT SPRING® spas. We leverage our powerful brands across product categories, sales channels and geographies to create value for our customers and shareholders.
We believe that our solid results of operations and financial position for 2020 resulted from strong consumer demand for our lower ticket, repair and remodel-oriented products and increased spending on repair and remodel activity, along with our continued focus on our three strategic pillars:
•drive the full potential of our core businesses;
•leverage opportunities across our enterprise; and
•actively manage our portfolio.
In 2020, we completed the divestiture of our Masco Cabinetry business ("Cabinetry"), and completed the acquisitions of Kraus USA Inc. ("Kraus"), Work Tools International Inc. and Elder & Jenks, LLC (collectively "Work Tools"), and SmarTap A.Y Ltd. ("SmarTap"). We also entered into an agreement in November 2020 to purchase a majority stake in Easy Sanitary Solutions B.V. ("ESS"). This transaction closed on January 4, 2021. Additionally in 2020, we continued to return value to our shareholders by repurchasing approximately 18.8 million shares of our common stock and increasing our quarterly dividend by approximately 4 percent.
Our Business Segments
We report our financial results in two segments, our Plumbing Products segment and our Decorative Architectural Products segment, which are aggregated by product similarity. Our Decorative Architectural Products segment is impacted by seasonality and normally experiences stronger sales during the second and third calendar quarters, corresponding with the peak season for repair and remodel activity.
Plumbing Products
The businesses in our Plumbing Products segment sell a wide variety of products that are manufactured or sourced by us.
•Our plumbing products include faucets, showerheads, handheld showers, valves, bath hardware and accessories, bathing units, shower bases and enclosures, sinks and toilets. We sell these products to home center and online retailers and to wholesalers and distributors that, in turn, sell them to plumbers, building contractors, remodelers, smaller retailers and consumers. The majority of our faucet, bathing and showering products are sold primarily in North America and Europe under the brand names DELTA®, BRIZO®, PEERLESS®, HANSGROHE®, AXOR®, KRAUS®, GINGER®, NEWPORT BRASS®, BRASSTECH® and WALTEC®. Our BRISTAN™ and HERITAGE™ products are sold primarily in the United Kingdom.
•We manufacture acrylic tubs, bath and shower enclosure units, and shower bases and trays. Our DELTA, PEERLESS and MIROLIN® products are sold primarily to home center retailers in North America. Our MIROLIN products are also sold to wholesalers and distributors in Canada. Our HÜPPE® shower enclosures and shower trays are sold through wholesale channels primarily in Europe.
•Our spas, exercise pools and fitness systems are manufactured and sold under our HOT SPRING®, CALDERA®, FREEFLOW SPAS®, FANTASY SPAS® and ENDLESS POOLS® brands, as well as under other trademarks. Our spa and exercise pools are sold worldwide to independent specialty retailers and distributors and to online mass merchant retailers. Certain exercise pools are also available on a consumer-direct basis in North America and Europe, while our fitness systems are sold through independent specialty retailers as well as on a consumer-direct basis in some areas.

•Included in our Plumbing Products segment are brass, copper and composite plumbing system components and other non-decorative plumbing products that are sold to plumbing, heating and hardware wholesalers, home center and online retailers, hardware stores, building supply outlets and other mass merchandisers. These products are marketed primarily in North America under our BRASSCRAFT®, PLUMB SHOP®, COBRA®, COBRA PRO™ and MASTER PLUMBER® brands and are also sold under private label.
•Within our Plumbing Products segment we develop connected water products that enhance the experience with water in homes and businesses. These systems include touchless activation, voice activation, controlled volume dispensing and provide for monitoring and controlling the temperature and flow of water and are compatible with a wide range of faucets, showerheads and other showering components.
•We also supply high-quality, custom thermoplastic solutions, extruded plastic profiles and specialized fabrications, as well as PEX tubing, to manufacturers, distributors and wholesalers for use in diverse applications that include faucets and plumbing supplies, appliances, oil and gas equipment, building products and automotive components.
We believe that our plumbing products are among the leaders in sales in North America and Europe. Competitors of the majority of our products in this segment include Elkay Manufacturing Company, Fortune Brands Home & Security, Inc.'s Moen, Rohl and Riobel brands, Kohler Co., Lixil Group Corporation’s American Standard and Grohe brands and Spectrum Brands Holdings, Inc.’s Pfister faucets. Competitors of our spas and exercise pools and systems include Artesian Spas, Jacuzzi and Master Spas brands. Foreign manufacturers competing with us are located primarily in Europe and China. We face significant competition from private label products and digitally native brands. Many of the faucet and showering products with which our products compete are manufactured by foreign manufacturers that contribute to price competition. The businesses in our Plumbing Products segment manufacture products primarily in North America and Europe as well as in Asia and source products from Asia and other regions. Competition for our plumbing products is based largely on brand reputation, product features and innovation, product quality, customer service, breadth of product offering and price.
Many of our plumbing products contain brass, the major components of which are copper and zinc. We have multiple sources, both domestic and foreign, for the raw materials used in this segment. We have encountered price volatility for brass, brass components and any components containing copper and zinc. To help reduce the impact of this volatility, from time to time we may enter into long-term agreements with certain significant suppliers or, occasionally, use derivative instruments. In addition, some of the products in this segment that we import have been and may in the future be subject to duties and tariffs.
Decorative Architectural Products
Our Decorative Architectural Products segment primarily includes architectural coatings, including paints, primers, specialty coatings, stains and waterproofing products, as well as paint applicators and accessories. These products are sold in North America, South America and China under the brand names BEHR®, KILZ®, WHIZZ®, Elder & Jenks® and other trademarks to “do‑it‑yourself” and professional customers through home center retailers and other retailers. Net sales of architectural coatings comprised approximately 33 percent, 31 percent and 30 percent of our consolidated net sales from our continuing operations in 2020, 2019, and 2018, respectively. Our BEHR products are sold through The Home Depot, our largest customer overall, as well as this segment’s largest customer. Our Behr business grants Behr brand exclusivity in the retail sales channel in North America to The Home Depot. The granting of exclusivity affects our ability to sell those products and brands to other customers and the loss of this segment’s sales to The Home Depot would have a material adverse effect on this segment’s business and on our consolidated business as a whole.
Our competitors in this segment include large national and international brands such as Benjamin Moore & Co., PPG Industries, Inc.'s Glidden, Olympic, Pittsburgh Paints and PPG brands, The Sherwin‑Williams Company's Minwax, Sherwin-Williams, Thompson’s Water Seal, Valspar and Purdy brands, RPM International, Inc.'s Rust-Oleum and Zinsser brands and the Wooster Brush Company, as well as many regional and other national brands. We believe that brand reputation is an important factor in consumer selection, and that competition in this industry is also based largely on product features and innovation, product quality, customer service, breadth of product offering and price.

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
Our Decorative Architectural Products segment includes branded cabinet and door hardware, functional hardware, wall plates, hook and hook rail products, closet organization systems and picture hanging accessories, which are manufactured for us and sold to home center retailers, mass retailers, online retailers, other specialty retailers, original equipment manufacturers and wholesalers. These products are sold under the LIBERTY®, BRAINERD®, FRANKLIN BRASS® and other trademarks. Our key competitors in North America include Amerock Hardware, Richelieu Hardware Ltd., Top Knobs and private label brands. Decorative bath hardware, shower accessories, mirrors and shower doors are sold under the brand names DELTA® and FRANKLIN BRASS® and other trademarks to home center retailers, mass retailers, online retailers, other specialty retailers and wholesalers. Competitors for these products include Fortune Brands Home & Security, Inc.'s Moen brand, Gatco Fine Bathware, Kohler Co. and private label brands.
This segment also includes decorative indoor and outdoor lighting fixtures, ceiling fans, landscape lighting and LED lighting systems. These products are sold to home center retailers, online retailers, electrical distributors, landscape distributors and lighting showrooms under the brand names KICHLER® and ÉLAN® and under other trademarks. Competitors of these products include Acuity, FX Luminaire, Generation Brands, Hinkley Lighting, Inc., Hubbell Incorporated's Progress Lighting brand, Hunter Fan Company and private label brands.
Certain products in our Decorative Architectural Products segment contain propylene, methyl methacrylate (MMA), titanium dioxide and zinc. We have multiple sources, both domestic and foreign, for the raw materials used in this segment. We have encountered price volatility for propylene and MMA and, to a lesser extent in this segment, zinc. To help reduce the impact of this volatility, from time to time we may enter into long-term agreements with certain significant suppliers or, occasionally, use derivative instruments. We import certain materials and products for this segment that have been and may in the future be subject to duties and tariffs.
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
Laws and Regulations Affecting Our Business
We are subject to federal, state, local and foreign government laws and regulations. For a more detailed description of the various laws and regulations that impact our business, see Item 1A. Risk Factors.
We monitor applicable laws and regulations and incur ongoing expense relating to compliance, however we do not expect that compliance with federal, state, local and foreign regulations, will result in material capital expenditures or have a material adverse effect on our results of operations and financial position.
Human Capital Management
We believe that the performance of our Company is impacted by our human capital management, and as a result we consistently work to attract, select, develop, engage and retain strong, diverse talent. We are focused on three key strategic talent priorities: leadership, diversity, equity and inclusion, and our future workforce. Our Chief Human Resources Officer is responsible for developing and executing our human capital strategy and provides regular updates to our Board of Directors’ Organization and Compensation Committee on our progress toward the achievement of our strategic initiatives. We believe that all of our human capital initiatives work together to assure we have an environment where our employees are engaged, feel a sense of belonging, and can reach their full potential.

Leadership
We support and grow our employees by providing continuous development practices and tools that build and strengthen leadership capabilities. Our leadership framework is designed to serve as the foundation for how we select, develop and measure the performance of our leaders. We have also placed a specific focus on building a coaching culture by enabling frequent and candid feedback discussions about performance and development between employees and their managers, across peers, and within teams.
Diversity, Equity and Inclusion ("DE&I")
We believe a workplace that encourages different voices, perspectives and backgrounds creates better teams, better solutions and more innovation. For the past several years, we have strived to create a culture of inclusion, reduce bias in our talent practices, and invest in and engage with our communities. We are focused on the following three key areas:
•Our workplace: who we are and how it feels to work at Masco
•Our communities: how we can help increase access, equity, and inclusion with our diverse community partners
•Our marketplace: how we represent our consumers and use our buying power to support advancing economic equity
We are refining strategic objectives and expectations within each of these focus areas. We are also developing multiple internal channels to increase communication and opportunity for engagement among our employees. In 2020, we established a global, enterprise DE&I Council and several local councils and employee resource groups at our business units and our corporate headquarters to help implement action plans tailored to their specific needs and challenges.
Future Workforce
We are consistently working to identify the critical capabilities our employees and the organization need to help us achieve our businesses objectives. We leverage our Masco Operating System to ensure our businesses are focused on the right capabilities and are providing the right tools, training and structure to building these new and important skills.
Employee Health and Safety
The safety of our employees is integral to our company. In support of our safety efforts, we identify, assess and investigate incidents and injury data, and each year set a goal to improve key safety performance indicators. We train, promote, consult and communicate with our workforce in this process. In 2020, the Coronavirus Disease 2019 ("COVID-19") pandemic highlighted the importance of employee welfare. Our cross-functional Infectious Illness Response Team reacted quickly to keep our employees safe through the implementation of policies and safety measures that adhered to best practices from the World Health Organization and the Centers for Disease Control.
Our Workforce
At December 31, 2020, we employed approximately 18,000 people.
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
Coronavirus Disease 2019 Risks
The ongoing COVID-19 pandemic is disrupting our business, and has and may continue to impact our results of operations and financial condition.
The spread of COVID-19 has created a global health crisis that has resulted in widespread disruption to economic activity, both in the U.S. and globally.
We operate facilities in the United States and around the world which are being adversely affected by this pandemic. The U.S. federal government and numerous state, local and foreign governments implemented certain measures to attempt to slow and limit the spread of COVID-19, including shelter-in-place and social distancing orders, which are subject to change and the respective governmental authorities may tighten such restrictions at any time. Due to such measures we have experienced, and may continue to experience, the closure of certain of our facilities, delays or disruptions in the supply of raw materials, component parts and services and decreased employee availability, which has resulted and may continue to result in delays in our ability to produce and distribute our products.
In addition, COVID-19 has adversely affected and may continue to adversely affect domestic and international economic activity, including reduced consumer confidence, instability in the credit and financial markets and reduced business and consumer spending, which may adversely affect our results of operations. Economic uncertainly as a result of COVID-19 may also make it difficult for us and our customers and suppliers to accurately forecast and plan future business activities and may weaken the financial position of some of our suppliers and customers.
Due to the uncertain nature and potential duration of the COVID-19 pandemic, we are unable to fully estimate the extent of the impact it may have on the markets in which we operate or our business at this time. The extent of such impact will depend on a number of factors, including the duration and severity of the COVID-19 pandemic, its effect on our customers, suppliers and employees, its effect on domestic and international economies and markets, including consumer discretionary spending, and the response of governmental authorities. We are continuing to take action to mitigate the impact of the COVID-19 pandemic on our business and operations, including through cost reduction measures and other initiatives, however the effectiveness of our mitigation efforts remains uncertain. A continued disruption of our operations and an on-going slowdown in domestic and international economic activity could materially and adversely affect our results of operations and financial condition.
To the extent COVID-19 continues to impact our business, financial position and results of operations, it may also have the effect of heightening certain of the other risks described in this Annual Report on Form 10-K, such as those relating to our international operations and global strategies, our dependence on third-party suppliers, and compliance with covenants under our credit facility.
Strategic Risks
Our business strategy is focused on residential repair and remodeling activity and, to a lesser extent, on new home construction activity, both of which are impacted by a number of economic factors and other factors.
Our business relies on residential repair and remodeling activity and, to a lesser extent, on new home construction activity. A number of factors impact consumers’ spending on home improvement projects as well as new home construction activity, including:
•consumer confidence levels;
•fluctuations in home prices;
•existing home sales;
•unemployment and underemployment levels;
•consumer income and debt levels;

•household formation;
•the availability of skilled tradespeople for repair and remodeling work;
•the availability of home equity loans and mortgages and the interest rates for and tax deductibility of such loans;
•trends in lifestyle and housing design; and
•natural disasters, terrorist acts, pandemics or other catastrophic events.
The fundamentals driving our business are impacted by economic cycles. Adverse changes or uncertainty involving the factors listed above or an economic contraction in the United States and worldwide could result in a decline in spending on residential repair and remodeling activity and a decline in demand for new home construction, which could adversely affect our results of operations and financial position.
We may not achieve all of the anticipated benefits of our strategic initiatives.
We continue to pursue our strategic initiatives of investing in our brands, developing innovative products, and focusing on operational excellence through the Masco Operating System, our methodology to drive growth and productivity. These initiatives are designed to grow revenue, improve profitability and increase shareholder value over the mid- to long-term. Our business performance and results could be adversely affected if we are unable to successfully execute these initiatives or if we are unable to execute these initiatives in a timely and efficient manner. We could also be adversely affected if we have not appropriately prioritized and balanced our initiatives or if we are unable to effectively manage change throughout our organization.
We may not be able to successfully execute our acquisition strategy or integrate businesses that we acquire.
Pursuing the acquisition of businesses complementary to our portfolio is a component of our strategy for future growth. If we are not able to identify suitable acquisition candidates or consummate potential acquisitions within a desired time frame or at acceptable terms and prices, our long-term competitive positioning may be affected. Even if we are successful in acquiring businesses, the businesses we acquire may not be able to achieve the revenue, profitability or growth we anticipate, or we may experience challenges and risks in integrating these businesses into our existing business. Such risks include:
•difficulties realizing expected synergies and economies of scale;
•diversion of management attention and our resources;
•unforeseen liabilities;
•issues or conflicts with our new or existing customers or suppliers; and
•difficulties in retaining critical employees of the acquired businesses.
Future foreign acquisitions may also increase our exposure to foreign currency risks and risks associated with interpretation and enforcement of foreign regulations. Our failure to address these risks could cause us to incur additional costs and fail to realize the anticipated benefits of our acquisitions and could adversely affect our results of operations and financial position.
Business and Operational Risks
Variability in the cost and availability of our raw materials, component parts and finished goods, including the imposition of tariffs could affect our results of operations and financial position.
We purchase substantial amounts of raw materials, component parts and finished goods from outside sources, including international sources, and we manufacture certain of our products outside of the United States. Increases in the cost of the materials we purchase have in the past and may in the future increase the prices for our products, including as a result of new tariffs. For example, the continuing trade dispute between the United States and China has resulted in tariffs which raised the cost of certain of our materials. There is a risk that additional tariffs on imports from China or new tariffs could be imposed, which could further increase the cost of the materials we purchase or import or the products we manufacture internationally. Further, our production could be affected if we or our suppliers are unable to procure our requirements for various commodities, including, among others, brass, resins, titanium dioxide and zinc, or if a shortage of these commodities results in significantly increased costs. Rising energy costs could also increase our production and transportation costs. In addition, water is a significant component of our architectural coatings products and may be subject to restrictions in certain regions. These factors could adversely affect our results of operations and financial position.

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
We are dependent on third-party suppliers for many of our products and components, and our ability to offer a wide variety of products depends on our ability to obtain an adequate and timely supply of these products and components. Failure of our suppliers to timely provide us quality products on commercially reasonable terms, or to comply with applicable legal and regulatory requirements, or our policies regarding our supplier business practices, could have a material adverse effect on our results of operations and financial position or could damage our reputation. Sourcing these products and components from alternate suppliers, including suppliers from new geographic regions, is time-consuming and costly and could result in inefficiencies or delays in our business operations. Accordingly, the loss of critical suppliers, or a substantial decrease in the availability of products or components from our suppliers, could disrupt our business and adversely affect our results of operations and financial position.
Many of the suppliers we rely upon are located in foreign countries, primarily China. The differences in business practices, shipping and delivery requirements, changes in economic conditions and trade policies and laws and regulations, together with the limited number of suppliers, have increased the complexity of our supply chain logistics and the potential for interruptions in our production scheduling. If we are unable to effectively manage our supply chain or if we experience constraints to or disruption in transporting the products or components or we have to pay higher transportation costs for timely delivery of our products or components, our results of operations and financial position could be adversely affected.
There are risks associated with our international operations and global strategies.
In 2020, 19 percent of our sales from continuing operations were made outside of North America (principally in Europe) and transacted in currencies other than the U.S. dollar. In addition to our European operations, we manufacture products in Asia and source products and components from third parties globally. Risks associated with our international operations include:
•differences in culture, economic and labor conditions and practices;
•the policies of the U.S. and foreign governments;
•disruptions in trade relations and economic instability;
•differences in enforcement of contract and intellectual property rights;
•social and political unrest; and
•natural disasters, terrorist attacks, pandemics or other catastrophic events.
We are also affected by domestic and international laws and regulations applicable to companies doing business abroad or importing and exporting goods and materials. These include tax laws, laws regulating competition, anti-bribery/anti-corruption and other business practices, and trade regulations, including duties and tariffs. Compliance with these laws is costly, and future changes to these laws may require significant management attention and disrupt our operations. Additionally, while it is difficult to assess what changes may occur and the relative effect on our international tax structure, significant changes in how U.S. and foreign jurisdictions tax cross-border transactions could adversely affect our results of operations and financial position.

Our results of operations and financial position are also impacted by changes in currency exchange rates. Unfavorable currency exchange rates, particularly the Euro, the Chinese Yuan Renminbi, the Canadian dollar and the British pound sterling, have in the past adversely affected us, and could adversely affect us in the future. Fluctuations in currency exchange rates may present challenges in comparing operating performance from period to period.
Additionally, following the United Kingdom's exit from the European Union, we could experience volatility in the currency exchange rates or a change in the demand for our products and services, particularly in our U.K. and European markets, or there could be disruption of our operations and our customers’ and suppliers’ businesses.
The long-term performance of our businesses relies on our ability to attract, develop and retain talented and diverse personnel.
To be successful, we must invest significant resources to attract, develop and retain highly qualified, talented and diverse employees at all levels, who have the experience, knowledge and expertise to implement our strategic initiatives. We compete for employees with a broad range of employers in many different industries, including large multinational firms, and we may fail in recruiting, developing, motivating and retaining them, particularly when there are low unemployment levels. From time to time, we have been affected by a shortage of qualified personnel in certain geographic areas. Our growth, competitive position and results of operations and financial position could be adversely affected by our failure to attract, develop and retain key employees and diverse talent, to build strong leadership teams, or to develop effective succession planning to assure smooth transitions of those employees and the knowledge and expertise they possess, or by a shortage of qualified employees.
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
Competitive Risks
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
If we do not timely and effectively identify and respond to changing consumer preferences, including a continued shift in consumer purchasing practices toward e-commerce, our relationships with our customers and with consumers could be harmed, the demand for our brands and products could be reduced and our results of operations and financial position could be adversely affected.

Our public image and reputation are important to maintaining our strong brands and could be adversely affected by various factors, including product quality and service, claims and comments in social media or the press, or a negative perception regarding our company practices, including regarding disputes or legal action against us, even if unfounded. Damage to our public image or reputation could adversely affect our sales and results of operations and financial position.
We face significant competition and operate in an evolving competitive landscape.
Our products face significant competition. We believe that brand reputation is an important factor affecting product selection and that we compete on the basis of product features, innovation, quality, customer service, warranty and price. We sell many of our products through home center retailers, online retailers, distributors and independent dealers and rely on these customers to market and promote our products to consumers. Our success with our customers is dependent on our ability to provide quality products and timely delivery. In addition, home center retailers, which have historically concentrated their sales efforts on retail consumers and remodelers, are selling directly to professional contractors and installers, which may adversely affect our margins on our products that contractors and installers would otherwise buy through our dealers and wholesalers.
Certain of our customers are selling products sourced from low-cost foreign manufacturers under their own private label brands, which directly compete with our brands. As this trend continues, we may experience lower demand for our products or a shift in the mix of some products we sell toward more value-priced or opening price point products, which may affect our profitability.
In addition, we face competitive pricing pressure in the marketplace, including sales promotion programs, that could affect our market share or result in price reductions, which could adversely impact our results of operations and financial position.
Further, the growing e-commerce channel brings an increased number of competitors and greater pricing transparency for consumers, as well as conflicts between our existing distribution channels and a need for different distribution methods. These factors could affect our results of operations and financial position. In addition, our relationships with our customers, including our home center customers, may be affected if we increase the amount of business we transact in the e-commerce channel.
If we are unable to maintain our competitive position in our industries, our results of operations and financial position could be adversely affected.
Our sales are concentrated with two significant customers and this concentration may continue to increase. In 2020, our net sales from our continuing operations to The Home Depot were $2.8 billion (approximately 39 percent of our consolidated net sales), and our net sales from our continuing operations to Lowe’s were less than 10 percent of our consolidated net sales. These home center retailers can significantly affect the prices we receive for our products and the terms and conditions on which we do business with them. Additionally, these home center retailers may reduce the number of vendors from which they purchase and could make significant changes in their volume of purchases from us. Although other retailers, dealers, distributors and homebuilders represent other channels of distribution for our products and services, we might not be able to quickly replace, if at all, the loss of a substantial portion of our sales to The Home Depot or the loss of all of our sales to Lowe’s, and any such loss would have a material adverse effect on our business, results of operations and financial position.
In addition, our Behr business grants Behr brand exclusivity in the retail sales channel in North America to The Home Depot, and from time to time, certain of our other businesses grant product and/or brand exclusivity to our customers. The granting of exclusivity affects our ability to sell those products and brands to other customers and can increase the complexity of our product offerings and can increase our costs.
Technology and Intellectual Property Risks
We rely on information systems and technology, and a breakdown of these systems could adversely affect our results of operations and financial position.
We rely on many information systems and technology to process, transmit, store and manage information to support our business activities. We may be adversely affected if our information systems breakdown, fail, or are no longer supported. In addition to the consequences that may occur from interruptions in our systems, global cybersecurity vulnerabilities, threats and more sophisticated and targeted attacks pose a risk to our information technology systems.

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
We continue to invest in new technology systems throughout our company, including implementations of and upgrades to Enterprise Resource Planning (“ERP”) systems at our business units. ERP implementations and upgrades are complex and require significant management oversight, and we have experienced, and may continue to experience, unanticipated expenses and interruptions to our operations during these implementations. Our results of operations and financial position, as well as the effectiveness of our internal controls over financial reporting, could be adversely affected if we do not appropriately select, implement and upgrade our technology systems in a timely manner or if we experience significant unanticipated expenses or disruptions in connection with the implementation and upgrade of ERP systems.
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
Litigation and Regulatory Risks
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
We are subject to a wide variety of federal, state, local and foreign laws and regulations pertaining to:
•securities matters;
•taxation;
•anti-bribery/anti-corruption;
•employment matters;
•minimum wage requirements;
•environment, health and safety matters;
•the protection of employees and consumers;
•product compliance;
•competition practices;
•trade, including duties and tariffs;
•data privacy and the collection and storage of information; and
•climate change and protection of the environment.
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

Item 1B.    Unresolved Staff Comments.
None.
Item 2.Properties.
The table below lists principal North American properties as of December 31, 2020.

Business Segment	Manufacturing	Warehouse and Distribution
Plumbing Products	21	8
Decorative Architectural Products	8	18
Totals	29	26
Most of our North American facilities range from single warehouse buildings to complex manufacturing facilities. We own most of our North American manufacturing facilities, none of which is subject to significant encumbrances. A substantial number of our warehouse and distribution facilities are leased.

The table below lists principal properties outside of North America as of December 31, 2020.

Business Segment	Manufacturing	Warehouse and Distribution
Plumbing Products	10	16
Decorative Architectural Products	—	—
Totals	10	16
Most of our international facilities are in China, Germany and the United Kingdom. We own most of our international manufacturing facilities, none of which is subject to significant encumbrances. A substantial number of our international warehouse and distribution facilities are leased.
We lease our corporate headquarters in Livonia, Michigan, and we own a building in Taylor, Michigan that is used by our Masco Technical Services (research and development) department. We also lease an office facility in Luxembourg, which serves as a headquarters for most of our foreign operations.
Each of our operating divisions assesses the manufacturing, distribution and other facilities needed to meet its operating requirements. Our buildings, machinery and equipment have been generally well maintained and are in good operating condition. We believe our facilities have sufficient capacity and are adequate for our production and distribution requirements.
Item 3.Legal Proceedings.
Information regarding legal proceedings involving us is set forth in Note U to the consolidated financial statements included in Item 8 of this Report and is incorporated herein by reference.
Item 4.Mine Safety Disclosures.
Not applicable.

PART II
Item 5.Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
The New York Stock Exchange is the principal market on which our common stock is traded, under the ticker symbol MAS. On January 31, 2021, there were approximately 2,900 holders of record of our common stock.
We expect that our practice of paying quarterly dividends on our common stock will continue, although the payment of future dividends is at the discretion of our Board of Directors and will depend upon our earnings, capital requirements, financial condition and other factors. Subject to declaration by our Board of Directors, we intend to increase the annual dividend to $0.94 per share, beginning in the second quarter of 2021.
In September 2019, our Board of Directors authorized the repurchase, for retirement, of up to $2.0 billion of shares of our common stock in open-market transactions or otherwise. During 2020, we repurchased and retired 18.8 million shares of our common stock (including 0.4 million shares to offset the dilutive impact of restricted stock units granted during the year), for approximately $727 million. At December 31, 2020, we had $774 million remaining under the 2019 authorization. Our Board of Directors authorized the repurchase, for retirement, of up to $2.0 billion shares of our common stock in open-market transactions or otherwise, effective February 10, 2021, replacing the 2019 authorization.
The following table provides information regarding the repurchase of our common stock for the three-month period ended December 31, 2020.

Period	Total Number of Shares Purchased	Average Price Paid Per Common Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Value of Shares That May Yet Be Purchased Under the Plans or Programs
10/1/20 - 10/31/20	93,847	$53.28	93,847	$894,936,955
11/1/20 - 11/30/20	921,892	$54.99	921,892	$844,243,773
12/1/20 - 12/31/20	1,315,241	$53.23	1,315,241	$774,230,631
Total for the quarter	2,330,980		2,330,980	$774,230,631

Performance Graph
The table below compares the cumulative total shareholder return on our common stock with the cumulative total return of (i) the Standard & Poor's 500 Composite Stock Index ("S&P 500 Index"), (ii) The Standard & Poor's Industrials Index ("S&P Industrials Index") and (iii) the Standard & Poor's Consumer Durables & Apparel Index ("S&P Consumer Durables & Apparel Index"), from December 31, 2015 through December 31, 2020, when the closing price of our common stock was $54.93. The graph assumes investments of $100 on December 31, 2015 in our common stock and in each of the three indices and the reinvestment of dividends.

PERFORMANCE GRAPH

INDEXED VALUE
$260.00
$240.00
$220.00
$200.00
$180.00
$160.00
$140.00
$120.00
$100.00
$80.00
2015
2016
2017
2018
2019
2020
Masco
S&P 500 Index
S&P Industrials Index
S&P Consumer Durables & Apparel Index

The table below sets forth the value, as of December 31 for each of the years indicated, of a $100 investment made on December 31, 2015 in each of our common stock, the S&P 500 Index, the S&P Industrials Index and the S&P Consumer Durables & Apparel Index and includes the reinvestment of dividends.

	2016	2017	2018	2019	2020
Masco	$111.73	$155.27	$103.32	$169.58	$194.10
S&P 500 Index	$109.54	$130.81	$122.65	$158.07	$183.77
S&P Industrials Index	$116.08	$137.60	$116.96	$148.34	$161.70
S&P Consumer Durables & Apparel Index	$92.67	$108.05	$93.67	$123.90	$146.71

Item 6.Selected Financial Data.

	Dollars in Millions (Except Per Common Share Data)
	2020	2019	2018	2017	2016
Net sales (1)	$7,188	$6,707	$6,654	$6,014	$5,754
Operating profit (1)	1,295	1,088	1,077	1,029	986
Income from continuing operations attributable to Masco Corporation (1)	810	639	636	426	426
Income per common share from continuing operations (1):
Basic	$3.05	$2.21	$2.06	$1.34	$1.29
Diluted	3.04	2.20	2.05	1.33	1.28
Dividends declared	0.550	0.510	0.450	0.410	0.390
Dividends paid	0.545	0.495	0.435	0.405	0.385
At December 31:
Total assets	$5,777	$5,027	$5,393	$5,534	$5,164
Long-term debt	2,792	2,771	2,971	2,969	2,995
Shareholders' equity (deficit)	421	(56)	69	183	(96)
______________________________

(1)Amounts exclude discontinued operations for all periods presented. Refer to Note C to the consolidated financial statements for further details.

Item 7.Management's Discussion and Analysis of Financial Condition and Results of Operations.
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
In addition to the various factors included in the "Executive Level Overview," "Critical Accounting Policies and Estimates" and "Outlook for the Company" sections, our future performance may be affected by the levels of residential repair and remodel activity, and to a lesser extent, new home construction, our ability to maintain our strong brands and reputation and to develop innovative products, our ability to maintain our competitive position in our industries, our reliance on key customers, the length and severity of the ongoing COVID-19 pandemic, including its impact on domestic and international economic activity, consumer confidence, our production capabilities, our employees and our supply chain, the cost and availability of materials and the imposition of tariffs, our dependence on third-party suppliers, risks associated with our international operations and global strategies, our ability to achieve the anticipated benefits of our strategic initiatives, our ability to successfully execute our acquisition strategy and integrate businesses that we have and may acquire, our ability to attract, develop and retain talented and diverse personnel, risks associated with our reliance on information systems and technology, and our ability to achieve the anticipated benefits from our investments in new technology. These and other factors are discussed in detail in Item 1A. "Risk Factors" of this Report. Any forward-looking statement made by us speaks only as of the date on which it was made. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. Unless required by law, we undertake no obligation to update publicly any forward-looking statements as a result of new information, future events or otherwise.

Executive Level Overview
We design, manufacture and distribute branded home improvement and building products. These products are sold primarily for repair and remodeling activity and, to a lesser extent, new home construction. We sell our products through home center retailers, online retailers, wholesalers and distributors, mass merchandisers, hardware stores, direct to the consumer and homebuilders.
2020 Results
Net sales were positively impacted by increased sales volume across our two segments. Such increases were partially offset by unfavorable net selling prices in our Decorative Architectural Products segment.
Our Plumbing Products segment operating profit was positively impacted by cost saving initiatives, including actions taken to mitigate the COVID-19 pandemic impact, and higher sales volume. These positive impacts were partially offset by increased commodity costs, including tariffs, and an increase in other expenses (such as salaries and legal costs). Our Decorative Architectural Products segment operating profit benefited primarily from higher sales volume mostly due to paints and other coating products, as well as cost savings initiatives, including actions taken to mitigate the COVID-19 pandemic impact. Additionally, operating profit was positively impacted by the non-recurrence of a 2019 non-cash impairment charge related to an other indefinite-lived intangible asset for a trademark associated with lighting products. These positive impacts were partially offset by unfavorable net selling prices, higher fixed expenses in our lighting business, and an increase in other expenses (such as salaries, legal costs, and advertising).

COVID-19 Impact and Response
During 2020, certain aspects of our businesses were adversely affected by the COVID-19 pandemic. Many, but not all, of our businesses remained operating in 2020 because the products we provide are critical to infrastructure sectors and the day-to-day operations of homes and businesses in our communities as defined by applicable local orders. However, some of our facilities experienced reduced capacity due to social distancing requirements and/or full closures ranging from a few days to 6-8 weeks, and if certain governmental orders are reimposed or if we are required to close a facility for employee safety reasons, we could experience new or extended closures which might adversely impact our ability to produce and distribute our products. Operational activity that was previously slowed at certain of our facilities, as a result of the pandemic and governmental orders, largely resumed operations at normal capacities by the third quarter of 2020 enabling them to progress on the fulfillment of production backlogs that developed in the first half of the year as well as to meet current consumer demand. Finally, we may experience supply chain disruptions, particularly disruptions related to our ability to source plumbing, lighting and builders’ hardware products.
Given our portfolio of lower ticket, repair and remodel-oriented product and the increased demand for repair and remodel spending, we experienced strong consumer demand in 2020. These levels of demand may or may not continue and we may experience an adverse impact in our 2021 results due to economic contraction as a result of continued high unemployment levels and remaining or potential renewed shelter-in-place and social distancing orders. The COVID-19 pandemic and the mitigating measures taken by many countries have adversely impacted and could in the future materially adversely impact the Company’s business, results of operations and financial condition.
During 2020, we implemented mitigating efforts to manage operating spend and preserve cash and liquidity including the temporary suspension of our share repurchase activity beginning in the second quarter of 2020, which we resumed in the fourth quarter of 2020. Currently, we have not identified, and will continue to monitor for, any substantive risk attributable to customer credit and have not experienced a significant impact from permanent store closures or retail bankruptcies.
We continue to be committed to the safety and well-being of our employees during this time, and, led by our cross-functional Infectious Illness Response Team, we have employed best practices and followed guidance from the World Health Organization and the Centers for Disease Control and Prevention. We have implemented and are continuing to implement alternative work arrangements to support the health and safety of our employees, including working remotely and avoiding large gatherings. In addition, we have modified work areas and workstations to provide protective measures for employees, are staggering shifts, requiring the use of face coverings, practicing social distancing and increasing the cleaning of our facilities, and in the event that we learn of an employee testing positive for COVID-19, we are completing contact tracing and requiring impacted employees to self-quarantine.

Critical Accounting Policies and Estimates
Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The preparation of these financial statements requires us to make certain estimates and assumptions that affect or could have affected the reported amounts of assets and liabilities, disclosure of any contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We regularly review our estimates and assumptions, which are based upon historical experience, as well as current economic conditions and various other factors (including the anticipated impact of the COVID-19 pandemic) that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of certain assets and liabilities and related disclosures, and future revenues and expenses, that are not readily apparent from other sources. Actual results may differ from these estimates and assumptions.
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
We monitor our exposure for credit losses on customer receivable balances and the credit worthiness of customers on an on-going basis and maintain allowances for doubtful accounts receivable for estimated losses resulting from the inability of our customers to make required payments. Allowances are estimated based upon specific customer balances, where a risk of loss has been identified, and also include a provision for losses based upon historical collection and write-off activity as well as reasonable and supportable forecast information that considers macro-economic factors and industry-specific trends associated with our businesses, among others. A separate allowance is recorded for customer incentive rebates and is generally based upon sales activity.
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

Determining market values using a discounted cash flow method requires us to make significant estimates and assumptions, including long-term projections of cash flows, market conditions and appropriate discount rates. Our judgments are based upon historical experience, current market trends, consultations with external valuation specialists and other information. While we believe that the estimates and assumptions underlying the valuation methodology are reasonable, different estimates and assumptions could result in different outcomes. In estimating future cash flows, we rely on internally generated five-year forecasts for sales and operating profits, and, currently, a two percent to three percent long-term assumed annual growth rate of cash flows for periods after the five-year forecast. We generally develop these forecasts based upon, among other things, recent sales data for existing products, planned timing of new product launches, estimated repair and remodel activity and, to a lesser extent, estimated housing starts. Our assumptions included U.S. Gross Domestic Product growing at approximately 4.2 percent in 2021 and develop into a relatively stable 2.8 percent each year thereafter, and a eurozone Gross Domestic Product growing at approximately 5.2 percent in 2021 and developing into a relatively stable 2.2 percent per annum over the five-year forecast.
We utilize our weighted average cost of capital of approximately 8.0 percent as the basis to determine the discount rate to apply to the estimated future cash flows. Our weighted average cost of capital in 2020 was consistent with 2019. In 2020, based upon our assessment of the risks impacting each of our businesses, we applied a risk premium to increase the discount rate to a range of 10.0 percent to 12.0 percent for our reporting units.
If the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized to the extent that a reporting unit's recorded carrying value exceeds its fair value, not to exceed the carrying amount of goodwill in that reporting unit.
In the fourth quarter of 2020, we estimated that future discounted cash flows projected for all of our reporting units were greater than the carrying values. Accordingly, we did not recognize any impairment charges for goodwill. A 10 percent decrease in the estimated fair value of our reporting units would have resulted in a $6 million impairment to one of our reporting units.
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
We utilize our weighted average cost of capital of approximately 8.0 percent as the basis to determine the discount rate to apply to the estimated future cash flows. In 2020, based upon our assessment of the risks impacting each of our businesses and the nature of the trade name, we applied a risk premium to increase the discount rate to a range of 11.0 percent to 12.5 percent for our other indefinite-lived intangible assets.
In the fourth quarter of 2020, we estimated that future discounted cash flows projected for our other indefinite-lived intangible assets were greater than the carrying values. Accordingly, we did not recognize any impairment charges for other indefinite-lived intangible assets. A 10 percent decrease in the estimated fair value of our other indefinite-lived intangible assets would have resulted in a $3 million impairment for one of our trade names.
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

In December 2019, our Board of Directors approved the termination of our qualified domestic defined-benefit pension plans. As a result of this decision, the projected benefit obligations for these plans were increased to reflect the incremental costs to terminate the plans. Upon termination in 2021, we expect to recognize from accumulated other comprehensive loss approximately $450 million of pre-tax actuarial losses and approximately $95 million of income tax benefit, which includes approximately $11 million of tax expense from the elimination of a disproportionate tax effect.
In December 2020, our discount rate for obligations decreased to a weighted average of 1.7 percent from 2.5 percent. The discount rate for obligations is based primarily upon the expected duration of each defined-benefit pension plan's liabilities matched to the December 31, 2020 Willis Towers Watson Rate Link Curve. For our qualified domestic defined-benefit pension plans, the projected benefit obligations include the estimated incremental cost related to the termination. For these plans, the discount rate was then set equal to the discount rate that results in the same projected benefit obligation resulting from the normal projected benefit obligation calculation plus the estimated incremental cost to terminate. The discount rates we use for our defined-benefit pension plans ranged from 0.7 percent to 2.1 percent, with the most significant portion of the liabilities having a discount rate for obligations of 1.6 percent or higher. Due to the anticipated termination of our qualified domestic defined-benefit pension plans and the related plan assets comprised mostly of fixed income and cash, the assumed asset return for these assets was 2.0 percent.
The net underfunded amount for our qualified defined-benefit pension plans, which is the difference between the projected benefit obligation and plan assets, increased to $255 million at December 31, 2020 from $254 million at December 31, 2019. Our projected benefit obligation for our unfunded, non-qualified, defined-benefit pension plans increased to $162 million at December 31, 2020 from $161 million at December 31, 2019. These unfunded plans are not subject to the funding requirements of the Pension Protection Act of 2006. In accordance with the Pension Protection Act, the Adjusted Funding Target Attainment Percentage for the various defined-benefit pension plans ranges from 113 percent to 117 percent.
The increase in our qualified defined-benefit pension plan projected benefit obligation was primarily impacted by a decrease in the discount rate. During 2020, we contributed $57 million to our qualified defined-benefit pension plans, and our qualified defined-benefit pension plan assets had a positive return of 9.7 percent. Refer to Note N to the consolidated financial statements for additional information.
We expect pension expense for our qualified defined-benefit pension plans to be $470 million in 2021 compared with $30 million in 2020. The expected increase in pension expense is due to the anticipated termination of our qualified domestic defined-benefit pension plans and the recognition of losses currently reported in accumulated other comprehensive loss. If we assumed that the future return on plan assets was 50 basis points lower than the assumed asset return and the discount rate decreased by 50 basis points, the 2021 pension expense would increase by $60 million. Assuming a 0 percent asset return for our qualified domestic defined-benefit pension plans, projected 2021 total qualified defined-benefit pension plan expenses are expected to be approximately $474 million. We expect pension expense for our non-qualified defined-benefit pension plans to be $6 million in 2021, compared to $8 million recognized in 2020.
Consistent with our plan to terminate the qualified domestic defined-benefit pension plans, we currently anticipate contributing approximately $140 million in 2021. Refer to Note N to the consolidated financial statements for further information regarding the funding of our plans.
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

We maintain a valuation allowance on certain state and foreign deferred tax assets as of December 31, 2020. Should we determine that we would not be able to realize our remaining deferred tax assets in these jurisdictions in the future, an adjustment to the valuation allowance would be recorded in the period such determination is made. The need to maintain a valuation allowance against deferred tax assets may cause greater volatility in our effective tax rate.
Corporate Development Strategy
We expect to maintain a balanced growth strategy pursuing organic growth by maximizing the full potential of our existing businesses and, as appropriate, complementing our existing business with strategic acquisitions. During 2020, we completed the acquisitions of Kraus, Work Tools and SmarTap and signed an agreement to acquire majority interest in ESS.
In addition, we actively manage our portfolio of companies by divesting of those businesses that do not align with our long-term growth strategy. We will continue to review all of our businesses to determine which businesses, if any, may not align with our long-term growth strategy.

Liquidity and Capital Resources
Overview of Capital Structure
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
We had cash and cash investments of approximately $1.3 billion at December 31, 2020. Our cash and cash investments consist of overnight interest bearing money market demand accounts, time deposit accounts, and money market mutual funds containing government securities and treasury obligations. While we attempt to diversify these investments in a prudent manner to minimize risk, it is possible that future changes in the financial markets could affect the security or availability of these investments.
Of the $1.3 billion and $697 million of cash and cash investments we held at December 31, 2020 and 2019, respectively, $385 million and $297 million, respectively, was held in our foreign subsidiaries. If these funds were needed for our operations in the U.S., their repatriation into the U.S. would not result in significant additional U.S. income tax or foreign withholding tax, as we have recorded such taxes on substantially all undistributed foreign earnings, except for those that are legally restricted.
Our current ratio was 1.8 to 1 at both December 31, 2020 and 2019.
Our total debt as a percent of total capitalization was 87 percent and 102 percent at December 31, 2020 and 2019, respectively. Refer to Note L to the consolidated financial statements for additional information.
Senior Indebtedness
On September 18, 2020, we issued $300 million of 2.0% Notes due October 1, 2030 (the "2030 Notes") and received proceeds of $300 million, net of discount, for the issuance of the 2030 Notes. Also on September 18, 2020, we issued an incremental $100 million on our existing 4.5% Notes due May 15, 2047 (the "2047 Notes") and received proceeds of $119 million, including a premium, for the issuance of the 2047 Notes. The incremental $100 million formed a single series with the existing $300 million of 4.5% Notes due May 15, 2047. The 2030 Notes and 2047 Notes are senior indebtedness and are redeemable at our option at the applicable redemption price. On September 29, 2020, proceeds from the debt issuances were used to repay and early retire $400 million of our 3.5% Notes due April 1, 2021. In connection with this early retirement, we incurred a loss on debt extinguishment of $6 million, which was recorded as interest expense in our consolidated statement of operations.
On December 19, 2019, we redeemed and retired $201 million of our 7.125% Notes due March 15, 2020. In connection with this early retirement, we incurred a loss on debt extinguishment of $2 million, which was recorded as interest expense in our consolidated statement of operations.
On April 16, 2018, we repaid and retired all of our $114 million, 6.625% Notes on the scheduled repayment date.

Credit Agreement
On March 13, 2019, we entered into a credit agreement (the "Credit Agreement") with an aggregate commitment of $1.0 billion and a maturity date of March 13, 2024. Under the Credit Agreement, at our request and subject to certain conditions, we can increase the aggregate commitment up to an additional $500 million with the current lenders or new lenders. See Note L to the consolidated financial statements.
The Credit Agreement contains financial covenants requiring us to maintain (A) a net leverage ratio, as adjusted for certain items, not exceeding 4.0 to 1.0, and (B) a minimum interest coverage ratio, as adjusted for certain items, not less than 2.5 to 1.0.  We were in compliance with all covenants and no borrowings were outstanding under our Credit Agreement at December 31, 2020.
Acquisitions
During 2020, we acquired substantially all of the net assets of Kraus and Work Tools, and all of the share capital of SmarTap for a combined $175 million of cash and $5 million of debt.
Additionally, we entered into an agreement to acquire a 75.1% equity interest in ESS for approximately €45 million ($55 million) subject to working capital and other adjustments. A cash payment was made to a third-party notary for $52 million on December 29, 2020 for the acquisition of this equity interest in advance of the transaction closing on January 4, 2021.
On March 9, 2018, we acquired substantially all of the net assets of the L.D. Kichler Co. ("Kichler"). The purchase price, net of $2 million cash acquired, consisted of $549 million paid with cash on hand.
Divestitures
During 2020, we completed the divestiture of our Cabinetry business for proceeds of $853 million, net of cash disposed.
During 2019, we completed the divestitures of our Milgard Windows and Doors business ("Milgard") and our UK Window Group business ("UKWG") for combined proceeds of $722 million.
Share Repurchases
In September 2019, our Board of Directors authorized the repurchase, for retirement, of up to $2.0 billion of shares of our common stock in open-market transactions or otherwise.
During 2020, we repurchased and retired 18.8 million shares of our common stock (including 0.4 million shares to offset the dilutive impact of restricted stock units granted during the year), for approximately $727 million. At December 31, 2020, we had $774 million remaining under the 2019 authorization. Our Board of Directors authorized the repurchase, for retirement, of up to $2.0 billion shares of our common stock in open-market transactions or otherwise, effective February 10, 2021, replacing the 2019 authorization.
During 2019, we repurchased and retired 20.1 million shares of our common stock (including 0.6 million shares to offset the dilutive impact of long-term stock awards granted in 2019), for approximately $896 million.
During 2018, we repurchased and retired 18.6 million shares of our common stock (including 0.7 million shares to offset the dilutive impact of long-term stock awards granted in 2018) for approximately $654 million.
Consistent with past practice and as part of our strategic initiative to drive shareholder value, we anticipate using approximately $800 million of cash for share repurchases (including shares which will be purchased to offset any dilution from restricted stock units granted as part of our compensation programs) in 2021.
Dividend to holder of Common Shares
In the third quarter of 2020, we increased our quarterly dividend to $0.14 per common share from $0.135 per common share.
As part of our capital allocation strategy and subject to declaration by our Board of Directors, we intend to increase the annual dividend to $0.94 per share, beginning in the second quarter of 2021.

Other Liquidity and Capital Resource Activities
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
All outstanding payments owed under the program are recorded within accounts payable in our consolidated balance sheets. The amounts owed to participating financial institutions under the program and included in accounts payable for our continuing operations were $45 million and $29 million at December 31, 2020 and 2019, respectively. We account for all payments made under the program as a reduction to our cash flows from operations and reported within our increase (decrease) in accounts payable and accrued liabilities, net, line within our consolidated statements of cash flows. The amounts settled through the program and paid to participating financial institutions were $146 million, $164 million, and $117 million for our continuing operations during the years ended December 31, 2020, 2019, and 2018, respectively. A downgrade in our credit rating or changes in the financial markets could limit the financial institutions’ willingness to commit funds to, and participate in, the program. We do not believe such risk would have a material impact on our working capital or cash flows, as substantially all of our payments are made outside of the program.
We utilize derivative and hedging instruments to manage our exposure to currency fluctuations, primarily related to the European euro, British pound, the Chinese renminbi and the U.S. dollar; occasionally, we have also used derivative and hedging instruments to manage our exposure to commodity cost fluctuations, primarily zinc and copper, and interest rate fluctuations, primarily related to debt issuances. We review our hedging program, derivative positions and overall risk management on a regular basis. We currently do not have any derivative instruments for which we have designated hedge accounting.

Cash Flows
Significant sources and (uses) of cash in the past three years are summarized as follows, in millions:

	2020	2019	2018
Net cash from operating activities	$953	$833	$1,032
Retirement of notes	(400)	(201)	(114)
Purchase of Company common stock	(727)	(896)	(654)
Cash dividends paid	(145)	(144)	(134)
Dividends paid to noncontrolling interest	(23)	(42)	(89)
Capital expenditures	(114)	(162)	(219)
Debt extinguishment costs	(5)	(2)	—
Acquisition of businesses, net of cash acquired	(227)	—	(549)
Issuance of notes, net of issuance costs	415	—	—
Employee withholding taxes paid on stock-based compensation	(25)	(23)	(42)
Proceeds from disposition of:
Businesses, net of cash disposed	870	722	—
Short-term bank deposits, net	—	—	108
Property and equipment	1	34	14
Financial investments	3	1	5
Payment of debt	(2)	(8)	(1)
Effect of exchange rate changes on cash and cash investments	31	14	4
Other, net	24	12	4
Cash increase (decrease)	$629	$138	$(635)
Our working capital days were as follows:

	At December 31,
	2020	2019
Receivable days	54	54
Inventory days	72	67
Accounts Payable days	71	68
Working capital (receivables plus inventories, less accounts payable) as a percentage of net sales	15.6%	15.7%
Net cash provided by operations of $953 million consisted primarily of net income adjusted for certain non-cash items, including depreciation and amortization expense of $133 million and stock-based compensation expense, as well as changes in working capital amounts and employee withholding taxes paid on stock-based compensation, which is classified as a financing activity. These amounts were partially offset by the net gain on the sale of Cabinetry as well as contributions to our defined-benefit pension plans.
Net cash used for financing activities was $886 million, primarily due to $727 million for the repurchase and retirement of Company common stock (as part of our strategic initiative to drive shareholder value), $400 million for the early retirement of our 3.5% Notes due April 1, 2021, $145 million for the payment of cash dividends, $25 million for employee withholding taxes paid on stock-based compensation and $23 million for dividends paid to noncontrolling interests. These uses of cash were partially offset by the issuances of $300 million of 2.0% Notes due October 1, 2030 and an incremental $100 million on our existing 4.5% Notes due May 15, 2047 that was issued at a premium of $19 million, and $26 million of proceeds from the exercise of stock options.
Net cash provided by investing activities was $531 million, primarily driven by $870 million of proceeds from the sale of Cabinetry, net of cash disposed. These proceeds were partially offset by $175 million for the 2020 acquisitions, net of cash acquired, $114 million for capital expenditures and the $52 million advance payment for the acquisition of ESS that closed on January 4, 2021.

We continue to invest in our manufacturing and distribution operations of those businesses that align with our long-term growth strategy to increase our productivity, improve customer service and support product innovation. Capital expenditures for 2020 were $114 million, compared with $162 million for 2019 and $219 million for 2018. For 2021, capital expenditures, excluding any potential 2021 acquisitions, are expected to be approximately $150 million. Depreciation and amortization expense for 2020 totaled $133 million, compared with $159 million for 2019 and $156 million for 2018. For 2021, depreciation and amortization expense, excluding any potential 2021 acquisitions, is expected to be approximately $155 million. Amortization expense totaled $28 million in 2020, compared with $27 million and $24 million in 2019 and 2018, respectively.
Costs of environmental responsibilities and compliance with existing environmental laws and regulations have not had, nor do we expect them to have, a material effect on our capital expenditures, financial position or results of operations.
We believe that our present cash balance and cash flows from operations, and borrowing availability under our Credit Agreement are sufficient to fund our near-term working capital and other investment needs. We believe that our longer-term working capital and other general corporate requirements will be satisfied through cash flows from operations and, to the extent necessary, from bank borrowings and future financial market activities. However, due to the highly uncertain nature, severity and duration or resurgence of the COVID-19 pandemic and its impact on our customer, suppliers and employees, we are unable to fully estimate the extent of the impact it may have on our future financial condition.

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
The following discussion of consolidated results of operations compares 2020 and 2019. Descriptions of changes between 2019 and 2018 were excluded as there were no changes from what was disclosed in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of the December 31, 2019 Form 10-K.

Sales and Operations
Net sales for 2020 were $7.2 billion, which increased seven percent compared to 2019. Excluding the effect of currency translation, net sales increased seven percent. The following table reconciles reported net sales to net sales excluding the effect of currency translation, in millions:

	Year Ended December 31
	2020	2019
Net sales, as reported	$7,188	$6,707
Currency translation	(13)	—
Net sales, excluding the effect of currency translation	$7,175	$6,707

Net sales for 2020 increased seven percent primarily due to higher sales volume of our paints and other coating products, plumbing products, and to a lesser extent, builders' hardware, which, in aggregate, increased sales by eight percent. This increase was slightly offset by unfavorable net selling prices of paints and other coating products, which decreased sales by one percent.
Our gross profit margins were 36.0 percent, 35.4 percent and 35.0 percent in 2020, 2019 and 2018, respectively. The 2020 gross profit margin was positively impacted by increased sales volume and cost savings initiatives, including actions taken to mitigate the COVID-19 pandemic impact. Such increases were slightly offset by unfavorable net selling prices and increased commodity costs, partially attributed to tariffs.

Selling, general and administrative expenses as a percent of sales were 18.0 percent in 2020 compared with 19.0 percent in 2019 and 18.8 percent in 2018. The decrease in selling, general, and administrative expenses as a percentage of sales in 2020 was primarily driven by cost containment activities including those actions taken to mitigate the COVID-19 pandemic impact and leverage of fixed expenses due primarily to increased sales volume. This improvement was partially offset by an increase in other expenses (such as salaries, legal costs and advertising).
The following table reconciles reported operating profit to operating profit, as adjusted to exclude certain items, dollars in millions:

	2020	2019	2018
Operating profit, as reported	$1,295	$1,088	$1,077
Rationalization charges	11	13	9
Kichler inventory step up adjustment	—	—	40
Impairment charge for other intangible assets	—	9	—
Operating profit, as adjusted	$1,306	$1,110	$1,126
Operating profit margins, as reported	18.0%	16.2%	16.2%
Operating profit margins, as adjusted	18.2%	16.5%	16.9%
Operating profit in 2020 was positively affected by increased sales volume and cost savings initiatives, including actions taken to mitigate the COVID-19 pandemic impact. These positive impacts were partially offset by unfavorable net selling prices, increased commodity costs, partially attributed to tariffs, higher fixed expenses in our lighting business, and an increase in other expenses (such as salaries, legal cost and advertising).
Other Income (Expense), Net
Interest expense was $144 million, $159 million and $156 million in 2020, 2019 and 2018, respectively.
Other, net, for 2020 included $35 million of net periodic pension and post-retirement benefit cost and $10 million of realized foreign currency transaction losses, partially offset by $10 million of dividend income related to preferred stock of ACProducts Holding, Inc. and $9 million of income due from an escrow settlement.
Income Taxes
Our effective tax rate on income from continuing operations was 24 percent, 25 percent and 24 percent in 2020, 2019 and 2018, respectively. As a result of IRS guidance issued in the third quarter of 2020 that allows us to retroactively exclude certain high-taxed foreign income from the U.S. tax effects on Global Intangible Low-taxed Income ("GILTI") back to 2018, we lowered our normalized tax rate from 26 percent to 25 percent for 2020, 2019 and 2018.
Our effective tax rate in 2020 was lower than our normalized tax rate of 25 percent due primarily to a $5 million income tax benefit from a change in judgment regarding the realizability of certain deferred tax assets in our foreign jurisdictions, an additional $4 million tax benefit from stock-based compensation payments and a $6 million tax benefit due to an anticipated refund claim from the retroactive application of the exclusion of certain high-taxed foreign income from the U.S. tax effects on GILTI back to 2018.
Our effective tax rate in 2018 was lower than our normalized tax rate of 25 percent due primarily to an additional $14 million tax benefit from stock-based compensation payments, partially offset by a $6 million tax expense recognized on GILTI, prior to the retroactive exclusion of certain high-taxed foreign income as allowed under the recently issued IRS guidance in 2020.
Refer to Note S to the consolidated financial statements for additional information.
Income and Income Per Common Share from Continuing Operations (Attributable to Masco Corporation)
Income and diluted income per common share from continuing operations for 2020 were $810 million and $3.04 per common share, respectively. Income and diluted income per common share from continuing operations for 2019 were $639 million and $2.20 per common share, respectively. Income and diluted income per common share from continuing operations for 2018 were $636 million and $2.05 per common share, respectively.

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

				Percent Change
	2020	2019	2018	2020 vs. 2019	2019 vs. 2018
Net Sales:
Plumbing Products	$4,136	$3,984	$3,998	4%	—%
Decorative Architectural Products	3,052	2,723	2,656	12%	3%
Total	$7,188	$6,707	$6,654	7%	1%

North America	$5,805	$5,328	$5,208	9%	2%
International, principally Europe	1,383	1,379	1,446	—%	(5)%
Total	$7,188	$6,707	$6,654	7%	1%

	2020	2019	2018
Operating Profit: (A)
Plumbing Products	$806	$708	$715
Decorative Architectural Products	583	480	456
Total	$1,389	$1,188	$1,171

North America	$1,167	$987	$954
International, principally Europe	222	201	217
Total	1,389	1,188	1,171
General corporate expense, net	(94)	(100)	(94)
Total operating profit	$1,295	$1,088	$1,077

(A)Before general corporate expense, net; refer to Note Q to the consolidated financial statements for additional information.

Business Segment Results Discussion
Changes in operating profit in the following Business Segment and Geographic Area Results discussion exclude general corporate expense, net, and compares each respective period to the same period of the immediately preceding year.
Description of changes to sales and operating profit between 2019 and 2018 for the Plumbing Products and Decorative Architectural Products segments, as well as geographic areas, were excluded as there were no changes from what was disclosed in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of the December 31, 2019 Form 10-K.
Plumbing Products
Sales
Net sales in the Plumbing Products segment increased four percent in 2020 due primarily to higher sales volume of North American operations, which increased sales by three percent. Favorable foreign currency translation further increased sales by one percent.
Operating Results
Operating profit in the Plumbing Products segment in 2020 was positively impacted by cost savings initiatives, including actions taken to mitigate the COVID-19 pandemic impact, higher sales volume and favorable net selling prices. These positive impacts were partially offset by increased commodity costs, including tariffs, and an increase in other expenses (such as salaries and legal costs).
Decorative Architectural Products
Sales
Net sales in the Decorative Architectural Products segment increased 12 percent in 2020, due mostly to higher sales volume of paints and other coating products, and to a lesser extent, builders' hardware products. Such increases were slightly offset by unfavorable net selling prices of paints and other coating products.
    Operating Results
Operating profit in the Decorative Architectural Products segment in 2020 benefited primarily from higher sales volume, as well as cost savings initiatives, including actions taken to mitigate the COVID-19 pandemic impact, and decreased commodity costs. Additionally, operating profit was positively impacted by the non-recurrence of a 2019 non-cash impairment charge related to an other indefinite-lived intangible asset for a trademark associated with lighting products. These positive impacts were partially offset by unfavorable net selling prices, higher fixed expenses in our lighting business, and an increase in other expenses (such as salaries, legal costs and advertising).
    Business Rationalizations and Other Initiatives
Over the last several years, we have taken several actions focused on the strategic rationalization of our businesses including business consolidations, plant closures, headcount reductions and other cost savings initiatives. In 2020, 2019 and 2018, we incurred net pre-tax costs and charges related to these initiatives of $11 million, $13 million, and $9 million, respectively.
We continue to realize the benefits of our business rationalizations and continuous improvement initiatives across our enterprise and expect to identify additional opportunities to improve our business operations.
During 2020, 2019 and 2018, our Plumbing Products segment incurred costs and charges of $7 million, $13 million and $9 million, respectively and our Decorative Architectural Products segment incurred costs and charges of $4 million in 2020. The 2020 costs primarily related to business and plant consolidation and severance costs in North America.

Geographic Area Results Discussion

North America
Sales
North American net sales in 2020 increased nine percent. Higher sales volume of paints and other coating products, plumbing products, and to a lesser extent, builders' hardware, in aggregate, increased sales by 10 percent. Such increases were slightly offset by unfavorable net selling prices of paints and other coating products, which decreased sales by one percent.
Operating Results
Operating profit from North American operations in 2020 was positively affected by higher sales volume, cost savings initiatives, including actions taken to mitigate the COVID-19 pandemic impact and favorable sales mix of plumbing products. Additionally, operating profit was positively impacted by the non-recurrence of a 2019 non-cash impairment charge related to an other indefinite-lived intangible asset for a trademark associated with lighting products. These positive impacts were partially offset by unfavorable net selling prices and increased commodity costs, primarily attributable to tariffs. Additionally, operating profit was adversely impacted by higher fixed expenses in our lighting business, and an increase in other expenses (such as salaries, legal costs and advertising).
International, Principally Europe
Sales
Net sales from International operations in 2020 were flat. In local currencies (including sales in foreign currencies outside their respective functional currencies), net sales decreased one percent due to unfavorable sales mix of plumbing products that was partially offset by favorable net selling prices of plumbing products.
Operating Results
Operating profit from International operations in 2020 was positively impacted by cost savings initiatives, including actions taken to mitigate the COVID-19 pandemic impact, and favorable net selling prices. These positive impacts were partially offset by unfavorable sales mix.

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

Contractual Obligations
The following table provides payment obligations related to current contracts at December 31, 2020, in millions:

	Payments Due by Period
	2021	2022-2023	2024-2025	Beyond 2025	Other	Total
Debt (A)	$3	$337	$506	$1,948	$—	$2,794
Interest (A)	130	231	209	614	—	1,184
Operating leases	46	64	36	89	—	235
Currently payable income taxes	16	—	—	—	—	16
Private equity funds (B)	—	—	—	—	4	4
Purchase commitments (C)	307	—	—	—	—	307
Uncertain tax positions, including interest and penalties (D)	—	—	—	—	84	84
Total	$502	$632	$751	$2,651	$88	$4,624
______________________________
(A)We assume that all debt would be held to maturity. Amounts include finance lease obligations.
(B)There is no schedule for the capital commitments to the private equity funds; accordingly, we are unable to make a reasonable estimate as to when capital commitments may be paid.
(C)Excludes contracts that do not require volume commitments and open or pending purchase orders.
(D)Due to the high degree of uncertainty regarding the timing of future cash outflows associated with uncertain tax positions, we are unable to make a reasonable estimate for the year in which cash settlements may occur with applicable tax authorities.
Refer to Note N to the consolidated financial statements for defined-benefit pension plan obligations.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk.
We have considered the provisions of accounting guidance regarding disclosure of accounting policies for derivative financial instruments and disclosure of quantitative and qualitative information about market risk inherent in derivative financial instruments and other financial instruments.
We are exposed to the impact of changes in interest rates and foreign currency exchange rates, particularly changes between the U.S. dollar and the European euro, British pound, Canadian dollar, and Chinese renminbi, and to market price fluctuations related to our financial investments. We have insignificant involvement with derivative financial instruments and use such instruments to the extent necessary to manage exposure to foreign currency fluctuations.
At December 31, 2020, we performed sensitivity analyses to assess the potential loss in the fair values of market risk sensitive instruments resulting from a hypothetical change of 10 percent in foreign currency exchange rates, a 10 percent decline in the market value of our long-term investments, or a 100 basis point change in interest rates. Based upon the analyses performed, such changes would not be expected to materially affect our consolidated financial position, results of operations or cash flows.

Item 8.Financial Statements and Supplementary Data.

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
We assessed the effectiveness of our internal control over financial reporting as of December 31, 2020 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control – Integrated Framework (2013). Based on this assessment, we have determined that our internal control over financial reporting was effective as of December 31, 2020.
PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2020, as stated in their report, which is presented herein. Their report expressed an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2020 and expressed an unqualified opinion on our 2020 consolidated financial statements. This report appears under 'Item 8. Financial Statements and Supplementary Data' under the heading "Report of Independent Registered Public Accounting Firm."

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Masco Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Masco Corporation and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, of comprehensive income (loss), of shareholders' equity and of cash flows for each of the three years in the period ended December 31, 2020, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Goodwill Impairment Assessments

As described in Notes A and H to the consolidated financial statements, the Company’s consolidated goodwill balance was $563 million as of December 31, 2020. Management performs an annual impairment test of goodwill in the fourth quarter of each year, or as events occur or circumstances change that would indicate the carrying value of goodwill may be impaired. Potential impairment is identified by comparing the fair value of a reporting unit to its carrying value, including goodwill. Management estimates fair value by using a discounted cash flow model. The determination of fair value using the discounted cash flow model requires management to make significant estimates and assumptions related to forecasted sales and operating profits, and the discount rate.

The principal considerations for our determination that performing procedures relating to the goodwill impairment assessments is a critical audit matter are (i) the significant judgment by management when developing the fair value measurements of the reporting units; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures to evaluate management’s discounted cash flow model, including significant assumptions related to forecasted sales and the discount rates; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessments, including controls over the valuation of the Company’s reporting units. These procedures also included, among others, testing management’s process for developing the fair value estimates; evaluating the appropriateness of the discounted cash flow model; testing the completeness, accuracy, and relevance of underlying data used in the model; and, evaluating the significant assumptions used by management, including forecasted sales and the discount rates. Professionals with specialized skill and knowledge were used to assist in evaluating the Company’s discount rate assumptions. Evaluating management’s assumption related to forecasted sales involved evaluating whether the assumptions used were reasonable considering (i) the current and past performance of the reporting units, (ii) the consistency with external market and industry data as relates to forecasted sales, and (iii) whether they were consistent with evidence obtained in other areas of the audit.

/s/ PricewaterhouseCoopers LLP

Detroit, Michigan
February 9, 2021
We have served as the Company’s auditor since 1959.

Financial Statements and Supplementary Data

MASCO CORPORATION and Consolidated Subsidiaries
CONSOLIDATED BALANCE SHEETS

December 31, 2020 and 2019
(In Millions, Except Share Data)

	2020	2019
ASSETS
Current Assets:
Cash and cash investments	$1,326	$697
Receivables	1,138	997
Inventories	876	754
Prepaid expenses and other	149	90
Assets held for sale	—	173
Total current assets	3,489	2,711
Property and equipment, net	908	878
Goodwill	563	509
Other intangible assets, net	357	259
Operating lease right-of-use assets	166	176
Other assets	294	139
Assets held for sale	—	355
Total assets	$5,777	$5,027

LIABILITIES
Current Liabilities:
Accounts payable	$893	$697
Notes payable	3	2
Accrued liabilities	1,038	700
Liabilities held for sale	—	149
Total current liabilities	1,934	1,548
Long-term debt	2,792	2,771
Noncurrent operating lease liabilities	149	162
Other liabilities	481	589
Liabilities held for sale	—	13
Total liabilities	5,356	5,083

Commitments and contingencies (Note U)

EQUITY
Masco Corporation's shareholders' equity:
Common shares, par value $1 per share Authorized shares: 1,400,000,000; Issued and outstanding: 2020 – 258,200,000; 2019 – 275,600,000	258	276
Preferred shares authorized: 1,000,000; Issued and outstanding: 2020 and 2019 – None	—	—
Paid-in capital	—	—
Retained earnings (deficit)	79	(332)
Accumulated other comprehensive loss	(142)	(179)
Total Masco Corporation's shareholders' equity (deficit)	195	(235)
Noncontrolling interest	226	179
Total equity	421	(56)
Total liabilities and equity	$5,777	$5,027

See notes to consolidated financial statements.

MASCO CORPORATION and Consolidated Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2020, 2019 and 2018
(In Millions, Except Per Common Share Data)

	2020	2019	2018
Net sales	$7,188	$6,707	$6,654
Cost of sales	4,601	4,336	4,327
Gross profit	2,587	2,371	2,327
Selling, general and administrative expenses	1,292	1,274	1,250
Impairment charge for other intangible assets	—	9	—
Operating profit	1,295	1,088	1,077
Other income (expense), net:
Interest expense	(144)	(159)	(156)
Other, net	(20)	(15)	(14)
	(164)	(174)	(170)
Income from continuing operations before income taxes	1,131	914	907
Income tax expense	269	230	221
Income from continuing operations	862	684	686
Income from discontinued operations, net	414	296	98
Net income	1,276	980	784
Less: Net income attributable to noncontrolling interest	52	45	50
Net income attributable to Masco Corporation	$1,224	$935	$734

Income per common share attributable to Masco Corporation:
Basic:
Income from continuing operations	$3.05	$2.21	$2.06
Income from discontinued operations, net	1.55	1.03	0.32
Net income	$4.60	$3.24	$2.38
Diluted:
Income from continuing operations	$3.04	$2.20	$2.05
Income from discontinued operations, net	1.55	1.02	0.32
Net income	$4.59	$3.22	$2.37

Amounts attributable to Masco Corporation:
Income from continuing operations	$810	$639	$636
Income from discontinued operations, net	414	296	98
Net income	$1,224	$935	$734

See notes to consolidated financial statements.

MASCO CORPORATION and Consolidated Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

For the Years Ended December 31, 2020, 2019 and 2018
(In Millions)

	2020	2019	2018
Net income	$1,276	$980	$784
Less: Net income attributable to noncontrolling interest	52	45	50
Net income attributable to Masco Corporation	$1,224	$935	$734
Other comprehensive income (loss), net of tax (Note P):
Cumulative translation adjustment	$72	$6	$(31)
Interest rate swaps	1	2	2
Pension and other post-retirement benefits	(18)	(64)	9
Other comprehensive income (loss), net of tax	55	(56)	(20)
Less: Other comprehensive income (loss) attributable to the noncontrolling interest:
Cumulative translation adjustment	$20	$(1)	$(15)
Pension and other post-retirement benefits	(2)	(3)	(2)
	18	(4)	(17)
Other comprehensive income (loss) attributable to Masco Corporation	$37	$(52)	$(3)
Total comprehensive income	$1,331	$924	$764
Less: Total comprehensive income attributable to noncontrolling interest	70	41	33
Total comprehensive income attributable to Masco Corporation	$1,261	$883	$731

See notes to consolidated financial statements.

MASCO CORPORATION and Consolidated Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2020, 2019 and 2018
(In Millions)

	2020	2019	2018
CASH FLOWS FROM (FOR) OPERATING ACTIVITIES:
Net income	$1,276	$980	$784
Depreciation and amortization	133	159	156
Display amortization	2	12	21
Deferred income taxes	(3)	(41)	4
Employee withholding taxes paid on stock-based compensation	25	23	42
Gain on disposition of investments, net	(3)	(1)	(4)
Gain on disposition of businesses, net	(602)	(298)	—
Pension and other post-retirement benefits	(32)	(45)	(47)
Impairment of goodwill and other intangible assets	—	16	—
Stock-based compensation	45	35	27
Dividends paid-in-kind	(10)	—	—
Increase in receivables	(141)	(37)	(46)
(Increase) decrease in inventories	(89)	58	(11)
Increase (decrease) in accounts payable and accrued liabilities, net	332	(27)	108
Other, net	20	(1)	(2)
Net cash from operating activities	953	833	1,032

CASH FLOWS FROM (FOR) FINANCING ACTIVITIES:
Retirement of notes	(400)	(201)	(114)
Purchase of Company common stock	(727)	(896)	(654)
Cash dividends paid	(145)	(144)	(134)
Dividends paid to noncontrolling interest	(23)	(42)	(89)
Issuance of notes, net of issuance costs	415	—	—
Debt extinguishment costs	(5)	(2)	—
Proceeds from the exercise of stock options	26	27	14
Employee withholding taxes paid on stock-based compensation	(25)	(23)	(42)
Payment of debt	(2)	(8)	(1)
Credit Agreement and other financing costs	—	(2)	—
Net cash for financing activities	(886)	(1,291)	(1,020)

CASH FLOWS FROM (FOR) INVESTING ACTIVITIES:
Capital expenditures	(114)	(162)	(219)
Acquisition of businesses, net of cash acquired	(227)	—	(549)
Proceeds from disposition of:
Businesses, net of cash disposed	870	722	—
Short-term bank deposits	—	—	108
Property and equipment	1	34	14
Other financial investments	3	1	5
Other, net	(2)	(13)	(10)
Net cash from (for) investing activities	531	582	(651)
Effect of exchange rate changes on cash and cash investments	31	14	4

CASH AND CASH INVESTMENTS:
Increase (decrease) for the year	629	138	(635)
At January 1	697	559	1,194
At December 31	$1,326	$697	$559

See notes to consolidated financial statements.

MASCO CORPORATION and Consolidated Subsidiaries
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

For the Years Ended December 31, 2020, 2019 and 2018
(In Millions, Except Per Common Share Data)

	Total	Common Shares ($1 par value)	Paid-In Capital	Retained (Deficit) Earnings	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interest
Balance, January 1, 2018	$183	$310	$—	$(298)	$(65)	$236
Reclassification of disproportionate tax effects (Refer to Note P)	—			59	(59)
Total comprehensive income (loss)	764			734	(3)	33
Shares issued	(9)	3	(4)	(8)
Shares retired:
Repurchased	(654)	(19)	(26)	(609)
Surrendered (non-cash)	(19)			(19)
Cash dividends declared	(137)			(137)
Dividends paid to noncontrolling interest	(89)					(89)
Stock-based compensation	30		30
Balance, December 31, 2018	$69	$294	$—	$(278)	$(127)	$180
Total comprehensive income (loss)	924			935	(52)	41
Shares issued	15	3	12
Shares retired:
Repurchased	(896)	(20)	(42)	(834)
Surrendered (non-cash)	(10)	(1)		(9)
Cash dividends declared	(146)			(146)
Dividends paid to noncontrolling interest	(42)					(42)
Stock-based compensation	30		30
Balance, December 31, 2019	$(56)	$276	$—	$(332)	$(179)	$179
Cumulative effect of adoption of new credit loss standard (refer to Note A)	(1)			(1)
Balance, January 1, 2020	$(57)	$276	$—	$(333)	$(179)	$179
Total comprehensive income	1,331			1,224	37	70
Shares issued	14	2	12
Shares retired:
Repurchased	(727)	(19)	(53)	(655)
Surrendered (non-cash)	(14)	(1)		(13)
Cash dividends declared	(144)			(144)
Dividends paid to noncontrolling interest	(23)					(23)
Stock-based compensation	41		41
Balance, December 31, 2020	$421	$258	$—	$79	$(142)	$226

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
Use of Estimates and Assumptions in the Preparation of Financial Statements.    The preparation of financial statements in conformity with accounting principles generally accepted ("GAAP") in the United States of America requires us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from these estimates and assumptions.
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

MASCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

A. ACCOUNTING POLICIES (Continued)
Receivables.    We do business with a number of customers, including certain home center retailers. We monitor our exposure for credit losses on customer receivable balances and other financial investments measured at amortized cost and the credit worthiness of customers on an on-going basis, including requiring the completion of credit applications and performing periodic reviews of our open accounts receivable. We record allowances for doubtful accounts for estimated losses resulting from the inability of our customers to fulfill their required payment obligation to us. Allowances are estimated based upon specific customer balances, where a risk of loss has been identified, and also include a provision for losses based upon historical collection experience and write-off activity as well as reasonable and supportable forecast information that considers macro-economic factors and industry-specific trends associated with our businesses, among others. A separate allowance is recorded for customer incentive rebates and is generally based upon sales activity. Receivables are presented net of certain allowances (including allowances for doubtful accounts) of $48 million and $36 million at December 31, 2020 and 2019, respectively. Our receivables balances are generally due in less than one year.
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
Depreciation.    Depreciation expense is computed principally using the straight-line method over the estimated useful lives of the assets. Annual depreciation rates are as follows: buildings and land improvements, 2 to 10 percent, computer hardware and software, 17 to 33 percent, and machinery and equipment, 5 to 33 percent. Depreciation expense, including discontinued operations, was $105 million in 2020 and $132 million in both 2019 and 2018.
Leases. We determine if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use assets (“ROU assets”), accrued liabilities and noncurrent operating lease liabilities on our consolidated balance sheet. Finance lease ROU assets are included in property and equipment, net, notes payable, and long-term debt on our consolidated balance sheet.
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

MASCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

A. ACCOUNTING POLICIES (Continued)
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
Goodwill and Other Intangible Assets.    We perform our annual impairment testing of goodwill in the fourth quarter of each year, or as events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We have defined our reporting units and completed the impairment testing of goodwill at the operating segment level. Our operating segments are reporting units that engage in business activities, for which discrete financial information, including five-year forecasts, are available. We compare the fair value of the reporting units to the carrying value of the reporting units for goodwill impairment testing. Fair value is determined using a discounted cash flow method, which includes significant unobservable inputs (Level 3 inputs), and requires us to make significant estimates and assumptions, including long-term projections of cash flows, market conditions and appropriate discount rates. Our judgments are based upon historical experience, current market trends, consultations with external valuation specialists and other information. In estimating future cash flows, we rely on internally generated five-year forecasts for sales and operating profits, and, currently, a two percent to three percent long-term assumed annual growth rate of cash flows for periods after the five-year forecast. For 2020, we utilized a weighted average cost of capital of approximately 8.0 percent as the basis to determine the discount rate to apply to the estimated future cash flows. Based upon our assessment of the risks impacting each of our businesses, we applied a risk premium to increase the discount rate to a range of 10.0 percent to 12.0 percent for our reporting units. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized to the extent that a reporting unit's carrying value exceeds its fair value, not to exceed the carrying amount of goodwill in that reporting unit.
We review our other indefinite-lived intangible assets for impairment annually in the fourth quarter, or as events occur or circumstances change that indicate the assets may be impaired without regard to the business unit. Potential impairment is identified by comparing the fair value of an other indefinite-lived intangible asset to its carrying value. We utilize a relief-from-royalty model to estimate the fair value of other indefinite-lived intangible assets. We consider the implications of both external (e.g., market growth, competition and local economic conditions) and internal (e.g., product sales and expected product growth) factors and their potential impact on cash flows related to the intangible asset in both the near- and long-term. We also consider the profitability of the business, among other factors, to determine the royalty rate for use in the impairment assessment. We utilize our weighted average cost of capital of approximately 8.0 percent as the basis to determine the discount rate to apply to the estimated future cash flows. In 2020, based upon our assessment of the risks impacting each of our businesses and the nature of the trade name, we applied a risk premium to increase the discount rate to a range of 11.0 percent to 12.5 percent for our other indefinite-lived intangible assets.
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

MASCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

A. ACCOUNTING POLICIES (Continued)
Acquisitions.    In accordance with accounting guidance for the provisions in Financial Accounting Standards Board ("FASB") ASC 805, "Business Combinations," we allocate the purchase price of an acquired business to its identifiable assets and liabilities based on estimated fair values. The excess of the purchase price over the amount allocated to the assets and liabilities, if any, is recorded as goodwill. In addition, any contingent consideration is fair valued as of the date of the acquisition and is recorded as part of the purchase price. This estimate is updated in future periods and any changes in the estimate, which are not considered an adjustment to the purchase price, are recorded in our consolidated statements of operations.
We use all available information to estimate fair values. We typically engage external valuation specialists to assist in the fair value determination of identifiable intangible assets and any other significant assets or liabilities. We adjust the preliminary purchase price allocation, as necessary, up to one year after the acquisition closing date as we obtain more information regarding assets acquired and liabilities assumed based on facts and circumstances that existed as of the acquisition date.
Our purchase price allocation methodology contains uncertainties because it requires us to make assumptions and to apply judgment to estimate the fair value of acquired assets and assumed liabilities. We estimate the fair value of assets and liabilities based upon the carrying value of the acquired assets and assumed liabilities and widely accepted valuation techniques, including discounted cash flows. Unanticipated events or circumstances may occur which could affect the accuracy of our fair value estimates, including assumptions regarding industry economic factors and business strategies.
Other estimates used in determining fair value include, but are not limited to, future cash flows or income related to intangibles, market rate assumptions and appropriate discount rates. Our estimates of fair value are based upon assumptions believed to be reasonable, but that are inherently uncertain, and therefore, may not be realized. Accordingly, there can be no assurance that the estimates, assumptions, and values reflected in the valuations will be realized, and actual results could vary materially.
Refer to Note B for additional information regarding acquisitions.
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
Refer to Note I for additional information regarding fair value of financial instruments.
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
Certain factors and related assumptions in determining our warranty liability involve judgments and estimates and are sensitive to changes in the factors described above. We believe that the warranty accrual is appropriate; however, actual claims incurred could differ from our original estimates which would require us to adjust our previously established accruals. Refer to Note U for additional information on our warranty accrual.
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

MASCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

A. ACCOUNTING POLICIES (Continued)
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
We measure compensation expense for stock awards and RSUs at the market price of our common stock at the grant date. We measure compensation expense for stock options using a Black-Scholes option pricing model. We measure compensation expense for PRSUs at the expected payout of the awards. We recognize forfeitures related to stock awards, stock options, RSUs and PRSUs as they occur.
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
In December 2019, our Organization and Compensation Committee of the Board of Directors (the "Compensation Committee") amended the terms of equity awards under our 2014 Long Term Stock Incentive Plan to provide that newly issued stock options, RSUs and phantom stock awards vest over a three-year period and redefined retirement-eligibility as age 65 or age 55 with at least 10 years of continuous service. As such, compensation expense for equity awards granted in 2020 and thereafter is recognized ratably over the shorter of the vesting period, typically three years, or the length of time until the grantee becomes retirement eligible. For prior year grants, expense was recognized ratably over the shorter of the vesting period of the stock awards, stock options and phantom stock awards, typically five years, or the length of time until the grantee became retirement-eligible, generally at age 65. Expense for PRSUs is recognized ratably over the three-year vesting period of the units.
Refer to Note M for additional information on stock-based compensation.
Noncontrolling Interest.    We owned 68 percent of Hansgrohe SE at both December 31, 2020 and 2019. The aggregate noncontrolling interest, net of dividends, at December 31, 2020 and 2019 has been recorded as a component of equity on our consolidated balance sheets.
Discontinued Operations. We report financial results for discontinued operations separately from continuing operations to distinguish the financial impact of disposal transactions from ongoing operations. Discontinued operations reporting occurs only when the disposal of a component or a group of components represents a strategic shift that will have a major effect on our operations and financial results. In our consolidated statements of cash flows, the cash flow from discontinued operations are not separately classified. Refer to Note C for further information regarding our discontinued operations.

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
Reclassifications. Certain prior year amounts have been reclassified to conform to the 2020 presentation in the consolidated financial statements.
Recently Adopted Accounting Pronouncements. In June 2016, the FASB issued ASU 2016-13, "Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments," which modifies the methodology for recognizing loss impairments on certain types of financial instruments, including receivables. The new methodology requires an entity to estimate the credit losses expected over the life of an exposure. Additionally, ASU 2016-13 amends the current available-for-sale security other-than-temporary impairment model for debt securities. We adopted ASU 2016-13 and recorded a cumulative-effect adjustment to opening retained earnings on January 1, 2020. The adoption of the standard did not have a material effect on our financial position or results of operations.
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
In March 2020, the FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting," which provides optional guidance and expedients for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments are intended to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The amendments in this update are elective and are effective upon issuance. As of December 31, 2020 we have not elected any of the expedients set out in ASU 2020-04. To the extent we modify a contract going forward during the transition period we would consider applying the new standard.
We consider the applicability and impact of all ASUs. ASUs not listed above were assessed and determined not to be applicable.

MASCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

B. ACQUISITIONS
In the first quarter of 2020, we acquired all of the share capital of SmarTap A.Y Ltd. ("SmarTap") for approximately $24 million in cash. SmarTap is a developer of a smart bathing system that monitors and controls the temperature and flow of water. This acquisition provides an adaptable solution for a wide range of products as it is compatible with showerheads, hand showers, spouts and shower jets. This business is included in the Plumbing Products segment. In connection with this acquisition, we recognized $10 million of definite-lived intangible assets, primarily related to technology, which is being amortized on a straight-line basis over a weighted average amortization period of 5 years. We also recognized $14 million of goodwill, which is not tax deductible, and is related primarily to the expected synergies from combining the operations into our business.
In the fourth quarter of 2020, we acquired substantially all of the net assets of Kraus USA Inc. ("Kraus"), a designer and distributor of sinks, faucets and accessories for the kitchen and bathroom, for approximately $103 million and an additional cash payment of up to $50 million contingent upon the achievement of certain financial performance metrics for the year ending December 31, 2022. The range of the undiscounted amounts we could be required to pay is between $0 and $50 million. As of the closing date of the acquisition, the contingent consideration was assigned a fair value of approximately $8 million. Refer to Note I for additional information regarding the measurement of the contingent consideration liability. This business expands our product offerings to our customers and our online presence under the Kraus brand. This business is included in the Plumbing Products segment. In connection with this acquisition, we recognized $25 million of indefinite-lived intangible assets, which is related to trademarks, and $49 million of definite-lived intangible assets, primarily related to customer relationships. The definite-lived intangible assets are being amortized on a straight-line basis over a weighted average amortization period of 10 years. We also recognized $20 million of goodwill, which is generally tax deductible, and is related primarily to the expected synergies from combining the operations into our business.
In the fourth quarter of 2020, we acquired substantially all of the net assets of Work Tools International Inc. and Elder & Jenks, LLC (collectively, "Work Tools") for approximately $53 million, including $48 million of cash and $5 million of debt that will be paid out in 18 months less any pending or settled indemnity matters. Work Tools will expand our product offering to our customers as it is a leading manufacturer of high-quality precision painting tools and accessories including brushes, rollers and mini rollers for DIY and professionals. This business is included in the Decorative Architectural Products segment. In connection with this acquisition, we recognized $7 million of indefinite-lived intangible assets, which is related to trademarks, and $27 million of definite-lived intangible assets, primarily related to customer relationships. The definite-lived intangible assets are being amortized on a straight-line basis over a weighted average amortization period of 12 years. We also recognized $7 million of goodwill, which is generally tax deductible, and is related primarily to the expected synergies from combining the operations into our business.
On November 10, 2020, we entered into an agreement to acquire a 75.1% equity interest in Easy Sanitary Solutions B.V. ("ESS"), for approximately €45 million ($55 million) subject to working capital and other adjustments. ESS is the inventor, developer and manufacturer of Easy Drain shower channels and offers a wide range of products for barrier-free showering and bathroom wall niches. A cash payment was made to a third-party notary for $52 million on December 29, 2020 for the acquisition of this equity interest in advance of the transaction closing on January 4, 2021. The cash payment was accounted for as prepaid expenses and other in the consolidated balance sheet and included in investing cash flows for the year ended December 31, 2020.

MASCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

B. ACQUISITIONS (Concluded)
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

C. DIVESTITURES
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
On November 6, 2019, we completed the divestiture of our Milgard Windows and Doors business ("Milgard"), a manufacturer and distributor of windows and doors for proceeds of approximately $720 million, net of cash disposed. In connection with the sale, we recognized a gain on the divestiture of $368 million for the year ended December 31, 2019, which is included in income from discontinued operations, net in the consolidated statement of operations.
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

MASCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

C. DIVESTITURES (Continued)
During the second quarter of 2020, a $17 million pre-tax post-closing adjustment related to the finalization of working capital items was recorded to income from discontinued operations, net in the consolidated statement of operations, as a gain on the divestiture of Milgard. As of December 31, 2020, we have received the $17 million in cash, which is presented in investing activities on the consolidated statement of cash flow as proceeds from disposition of businesses, net of cash disposed. All post-closing adjustments related to our divestiture of Milgard were finalized with the buyer in the second quarter of 2020.
On November 14, 2019, we entered into a definitive agreement to sell Masco Cabinetry LLC ("Cabinetry"), a manufacturer of cabinetry products. We completed the divestiture of Cabinetry on February 18, 2020 for proceeds of approximately $989 million, including $853 million, net of cash disposed. The remaining $136 million was accounted for as preferred stock issued by a holding company of the buyer; refer to Note I for additional information. The working capital adjustment was finalized with the buyer in the second quarter of 2020, resulting in no significant changes to net proceeds. In connection with the sale, we recognized a gain on the divestiture of $585 million for the year ended December 31, 2020, which is included in income from discontinued operations, net in the consolidated statement of operations. We determined that the previously reported Cabinetry Products segment met the criteria to be classified as a discontinued operation as Cabinetry represented all of our cabinet businesses and all remaining businesses in the Cabinetry Products segment.
We determined that the assets and liabilities for Cabinetry, Milgard and UKWG met the held for sale criteria in accordance with ASC 205-20, Discontinued Operations, during 2019. We ceased recording depreciation and amortization for the held for sale assets upon meeting the held for sale criteria.
As the combined sale of UKWG and Milgard and the sale of Cabinetry each represented a strategic shift that will have a major effect on our operations and financial results, these businesses were presented in discontinued operations separate from continuing operations for all periods presented. In addition, depreciation and amortization, capital expenditures, and significant non-cash operating and investing activities related to discontinued operations were separately disclosed.
The results of the windows businesses recorded in (loss) income from discontinued operations before income tax was income of $2 million and $40 million for the years ended December 31, 2020 and 2018, respectively and a loss of $1 million for the year ended December 31, 2019. The results of the cabinetry business recorded in (loss) income from discontinued operations before income tax was a loss of $7 million for the year ended December 31, 2020 and income of $107 million and $95 million for the years ended December 31, 2019 and 2018, respectively.
The major classes of line items constituting income from discontinued operations, net, in millions:

	For the Years Ended December 31,
	2020	2019	2018
Net sales	$101	$1,528	$1,705
Cost of sales	78	1,184	1,343
Gross profit	23	344	362
Selling, general and administrative expenses	28	232	228
Impairment charge for goodwill (A)	—	7	—
Other income (expense), net	—	1	1
(Loss) income from discontinued operations	(5)	106	135
Gain on disposal of discontinued operations, net	602	298	—
Income before income tax	597	404	135
Income tax expense	(183)	(108)	(37)
Income from discontinued operations, net	$414	$296	$98

(A)    In the first quarter of 2019, we recognized a $7 million non-cash goodwill impairment charge related to a decline in the long-term outlook of our windows and doors business in the United Kingdom.

MASCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

C. DIVESTITURES (Concluded)

The carrying amount of major classes of assets and liabilities included as part of the Cabinetry discontinued operations and reported as held for sale, were as follows, in millions:

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
Other selected financial information for Cabinetry, Milgard and UKWG during the period owned by us, were as follows, in millions:

	For the Years Ended December 31,
	2020	2019	2018
Depreciation and amortization	$—	$29	$36
Capital expenditures	1	34	38
ROU assets obtained in exchange for new lease obligations	—	3	—

In conjunction with the divestiture of Milgard and Cabinetry, we entered into Transition Services Agreements to provide administrative services to the buyers. As of December 31, 2020, our Transition Service Agreement with Milgard and Cabinetry concluded. The fees for services rendered under each of the Transition Service Agreements were not material to our results of operations.

MASCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

D. REVENUE
Our revenues are derived primarily from sales to customers in North America and Internationally, principally Europe. Net sales from these geographic markets, by segment, were as follows, in millions:

	Year Ended December 31, 2020
	Plumbing Products	Decorative Architectural Products	Total
Primary geographic markets:
North America	$2,753	$3,052	$5,805
International, principally Europe	1,383	—	1,383
Total	$4,136	$3,052	$7,188

	Year Ended December 31, 2019
	Plumbing Products	Decorative Architectural Products	Total
Primary geographic markets:
North America	$2,605	$2,723	$5,328
International, principally Europe	1,379	—	1,379
Total	$3,984	$2,723	$6,707

	Year Ended December 31, 2018
	Plumbing Products	Decorative Architectural Products	Total
Primary geographic markets:
North America	$2,552	$2,656	$5,208
International, principally Europe	1,446	—	1,446
Total	$3,998	$2,656	$6,654

We recognized increases to revenue of $7 million, $2 million, and $4 million in 2020, 2019, and 2018, respectively, for variable consideration related to performance obligations settled in previous periods.
We record contract assets for items for which we have satisfied our performance obligation but our receipt of payment is contingent upon delivery or other circumstances other than the passage of time. Our contract assets are recorded in prepaid expenses and other in our consolidated balance sheets. Our contract assets generally become unconditional and are reclassified to receivables in the quarter subsequent to each balance sheet date. Our contract asset balance was $2 million at both December 31, 2020 and 2019.
We record contract liabilities primarily for deferred revenue. Our contract liabilities are recorded in accrued liabilities in our consolidated balance sheets. Our contract liabilities are generally recognized to net sales in the immediately subsequent reporting period. Our contract liability balance was $62 million and $40 million at December 31, 2020 and 2019, respectively.
Changes in the allowance for credit losses deducted from accounts receivable were as follows, in millions:

Year Ended December 31, 2020
Balance at January 1 (after adopting ASU 2016-13)	$5
Provision for expected credit losses during the period	3
Write-offs charged against the allowance	(2)
Recoveries of amounts previously written off	1
Balance at end of year	$7

MASCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

E. INVENTORIES

	(In Millions) At December 31
	2020	2019
Finished goods	$552	$485
Raw materials	242	211
Work in process	82	58
Total	$876	$754
Inventories, which include purchased parts, materials, direct labor and applied overhead, are stated at the lower of cost or net realizable value, with cost determined by use of the first-in, first-out method.

F. LEASES
We have operating and finance leases primarily for corporate offices, manufacturing facilities, warehouses, vehicles, and equipment. Our leases have remaining lease terms up to 22 years, some of which may include one or more renewal options with terms to extend the lease for up to an additional 20 years, and some of which may include options to terminate the leases prior to their expiration.
The components of lease cost included in income from continuing operations were as follows, in millions:

	2020	2019
Operating lease cost	$47	$49
Short-term lease cost	7	6
Variable lease cost	3	3
Finance lease cost:
Amortization of right-of-use assets	3	3
Interest on lease liabilities	1	1
Supplemental cash flow information related to leases was as follows, in millions

	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$47	$58
Operating cash flows for finance leases	1	1
Financing cash flows for finance leases	2	8

ROU assets obtained in exchange for new lease obligations:
Operating leases (A)	27	27
Finance leases	—	—
______________________________
(A)Includes $9 million of ROU assets obtained in exchange for new lease obligations related to the acquisitions of Kraus and Work Tools in the fourth quarter of 2020.

MASCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

F. LEASES (Concluded)
Certain other information related to leases was as follows:

	At December 31
	2020	2019
Weighted-average remaining lease term:
Operating leases	10 years	10 years
Finance leases	10 years	11 years

Weighted-average discount rate:
Operating leases	4.4%	4.6%
Finance leases	3.3%	3.4%
Supplemental balance sheet information related to leases was as follows, in millions:

	At December 31, 2020		At December 31, 2019
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Property and equipment, net	$—	$27	$—	$29
Notes payable	—	2	—	2
Accrued liabilities	39	—	38	—
Long-term debt	—	26	—	28
Gross ROU assets under finance leases recorded within property and equipment, net were $42 million at both December 31, 2020 and 2019, and accumulated amortization associated with these leases was $15 million and $13 million, at December 31, 2020 and 2019, respectively.
At December 31, 2020, future maturities of lease liabilities were as follows, in millions:

	Operating Leases	Finance Leases
Year ending December 31,
2021	$46	$3
2022	37	3
2023	27	3
2024	20	4
2025	16	4
Thereafter	89	16
Total lease payments	235	33
Less: imputed interest	(47)	(5)
Total	$188	$28
Rental expense (under ASC 840) recorded in the consolidated statement of operations totaled approximately $63 million during 2018.

G. PROPERTY AND EQUIPMENT

	(In Millions) At December 31
	2020	2019
Land and improvements	$66	$64
Buildings	522	497
Computer hardware and software	249	232
Machinery and equipment	1,184	1,103
	2,021	1,896
Less: Accumulated depreciation	(1,113)	(1,018)
Total	$908	$878

MASCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

H. GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in the carrying amount of goodwill, by segment, were as follows, in millions:

	Gross Goodwill At December 31, 2020	Accumulated Impairment Losses	Net Goodwill At December 31, 2020
Plumbing Products	$613	$(340)	$273
Decorative Architectural Products	365	(75)	290
Total	$978	$(415)	$563

	Gross Goodwill At December 31, 2019	Accumulated Impairment Losses	Net Goodwill At December 31, 2019	Acquisitions	Other (A)	Net Goodwill At December 31, 2020
Plumbing Products	$566	$(340)	$226	$34	$13	$273
Decorative Architectural Products	358	(75)	283	7	—	290
Total	$924	$(415)	$509	$41	$13	$563

	Gross Goodwill At December 31, 2018	Accumulated Impairment Losses	Net Goodwill At December 31, 2018	Acquisitions	Other (A)	Net Goodwill At December 31, 2019
Plumbing Products	$568	$(340)	$228	$—	$(2)	$226
Decorative Architectural Products	358	(75)	283	—	—	283
Total	$926	$(415)	$511	$—	$(2)	$509
______________________________
(A)Other consists of the effect of foreign currency translation.
Other indefinite-lived intangible assets were $109 million and $76 million at December 31, 2020 and 2019, respectively, and principally included registered trademarks. As a result of our 2020 acquisitions, other indefinite-lived intangible assets increased by $32 million as of the acquisition dates. During the first quarter of 2019, we recognized a $9 million impairment charge related to a registered trademark in our Decorative Architectural Products segment due to a change in the long-term net sales projections of lighting products.
We completed our annual impairment testing of goodwill and other indefinite-lived intangible assets in the fourth quarters of 2020, 2019 and 2018. There was no impairment of goodwill for any of our reporting units or of our other indefinite-lived intangible assets in any of these years, other than as disclosed above.
The carrying value of our definite-lived intangible assets was $248 million (net of accumulated amortization of $73 million) at December 31, 2020 and $183 million (net of accumulated amortization of $48 million) at December 31, 2019 and principally included customer relationships with a weighted average amortization period of 15 years in 2020 and 17 years in 2019. Amortization expense, including discontinued operations, related to the definite-lived intangible assets was $24 million, $23 million and $20 million in 2020, 2019 and 2018, respectively. As a result of our 2020 acquisitions, definite-lived intangible assets increased by $86 million, as of the acquisition dates.
At December 31, 2020, amortization expense related to the definite-lived intangible assets during each of the next five years was as follows: 2021 – $27 million; 2022 – $23 million; 2023 – $22 million, 2024 – $22 million and 2025 –$17 million.

MASCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

I. FAIR VALUE OF FINANCIAL INSTRUMENTS
Preferred Stock of ACProducts Holding, Inc. In conjunction with our divestiture of Cabinetry, we received preferred stock of ACProducts Holding, Inc., the holding company of the buyer, with a liquidation preference of $150 million. The preferred stock has a coupon of 8 percent until the first anniversary of issuance, 9 percent after the first anniversary and until the second anniversary of issuance, and 10 percent after the second anniversary of issuance and until the seventh anniversary of issuance. After which, the rate will increase by 50 basis points up to a maximum of 15 percent for each annual period occurring during and after the seventh anniversary until all shares have been redeemed in full.
We do not have the ability to exercise significant influence, and the fair value of the preferred stock is not readily available. We elected to measure this investment at cost (less impairment, if any) adjusted for observable price changes in orderly transactions for the identical or similar investments of the same issuer for subsequent measurements of fair value. As the preferred stock was received in conjunction with the sale of Cabinetry, we determined the cost to be the fair value of the preferred stock at the time of sale.
The fair value of the preferred stock was measured on a non-recurring basis, and estimated using discounted cash flow and option pricing models (Level 3 inputs). The significant unobservable inputs used to value the preferred stock included: time to exit (deemed maturity) since the preferred stock is not mandatorily redeemable, discount rate used to determine the present value of expected cash flows, which included the spread on company specific debt and the risk-free rate of return, the liquidation preference and the coupon rate. On the date of acquisition, the fair value of this investment was determined to be $136 million and was included in other assets in our consolidated balance sheet.
Dividends earned on this investment are included within other income (expense), net in our consolidated statement of operations with a corresponding increase to our basis in the investment. We had dividend income of $10 million for the year ended December 31, 2020. As such, the preferred stock was reported at the carrying value of $146 million in other assets in our consolidated balance sheet at December 31, 2020.
Kraus Acquisition Contingent Consideration. As described in Note B, we may be obligated to pay up to an additional $50 million for the Kraus acquisition. The fair value of the liability was estimated to be $8 million as of December 31, 2020, the acquisition date, using probability weighted discounted cash flows and a discount rate that reflects the uncertainty surrounding the expected outcomes, which we believe is appropriate and representative of a market participant assumption. This amount was included within the purchase consideration and will be remeasured at fair value as of each reporting date until the obligation is settled. The measurement of the liability for contingent consideration is based on significant inputs that are not observable in the market, and is therefore classified as Level 3 inputs. Examples of utilized unobservable inputs are estimated future revenues and earnings of the acquired business and an applicable discount rate. The estimate of the liability may fluctuate if there are changes in the forecast of the acquired business' future revenues and earnings, as a result of actual levels achieved or in the discount rate used to determine the present value of contingent future cash flows. Any subsequent remeasurement of the estimate will be recorded in other, net within other income (expense), net in the consolidated statement of operations.
Fair Value of Debt. The fair value of our short-term and long-term fixed-rate debt instruments is based principally upon modeled market prices for the same or similar issues, which are Level 1 inputs. The aggregate estimated market value of our short-term and long-term debt at December 31, 2020 was approximately $3.3 billion, compared with the aggregate carrying value of $2.8 billion. The aggregate estimated market value of our short-term and long-term debt at December 31, 2019 was approximately $3.0 billion, compared with the aggregate carrying value of $2.8 billion.

MASCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

J. OTHER ASSETS

	(In Millions) At December 31
	2020	2019
Preferred stock of ACProducts Holding, Inc. (Note I)	$146	$—
Equity method investments	11	11
In-store displays, net	1	5
Deferred tax assets (Note S)	109	99
Other	27	24
Total	$294	$139
We recognized amortization expense, including discontinued operations, related to in-store displays of $2 million, $12 million and $21 million in 2020, 2019 and 2018, respectively. Cash spent for displays was $11 million and $10 million in 2019 and 2018, respectively, and is included in other, net within investing activities on the consolidated statements of cash flows.

K. ACCRUED LIABILITIES

	(In Millions) At December 31
	2020	2019
Salaries, wages and commissions	$193	$141
Advertising and sales promotion	293	189
Interest	35	36
Warranty (Note U)	34	31
Employee retirement plans	182	41
Insurance reserves	29	37
Property, payroll and other taxes	32	18
Dividends payable	36	37
Deferred revenue	62	40
Product returns	23	25
Operating lease liabilities (Note F)	39	38
Other	80	67
Total	$1,038	$700

MASCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

L. DEBT

	(In Millions) At December 31
	2020	2019
Notes and debentures:
3.500%, due April 1, 2021	$—	$399
5.950%, due March 15, 2022	326	326
4.450%, due April 1, 2025	500	500
4.375%, due April 1, 2026	498	498
3.500%, due November 15, 2027	300	300
7.750%, due August 1, 2029	235	235
2.000%, due October 1, 2030	300	—
6.500%, due August 15, 2032	200	200
4.500%, due May 15, 2047	418	299
Other	33	30
Prepaid debt issuance costs	(15)	(14)
	2,795	2,773
Less: Current portion	3	2
Total long-term debt	$2,792	$2,771
All of the notes and debentures above are senior indebtedness and, other than the 7.75% Notes due 2029, are redeemable at our option.
On September 18, 2020, we issued $300 million of 2.0% Notes due October 1, 2030 (the "2030 Notes") and received proceeds of $300 million, net of discount, for the issuance of the 2030 Notes. Also on September 18, 2020, we issued an incremental $100 million of our existing 4.5% Notes due May 15, 2047 (the "2047 Notes") and received proceeds of $119 million, including a premium, for the issuance of the 2047 Notes. The incremental $100 million formed a single series with the existing $300 million of 4.5% Notes due May 15, 2047. The 2030 Notes and 2047 Notes are senior indebtedness and are redeemable at our option at the applicable redemption price. On September 29, 2020, proceeds from the debt issuances were used to repay and early retire $400 million of our 3.5% Notes due April 1, 2021. In connection with this early retirement, we incurred a loss on debt extinguishment of $6 million, which was recorded as interest expense in our consolidated statement of operations.
On December 19, 2019, proceeds from the UKWG and Milgard divestitures were used to repay and early retire $201 million of our 7.125% Notes due March 15, 2020. In connection with this early retirement, we incurred a loss on debt extinguishment of $2 million for the year ended December 31, 2019, which was recorded as interest expense in our consolidated statement of operations.
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
The Credit Agreement provides for an unsecured revolving credit facility available to us and one of our foreign subsidiaries, in U.S. dollars, European euros, British Pounds Sterling, Canadian dollars and certain other currencies for revolving credit loans, swingline loans and letters of credit. Borrowings under the revolving credit loans denominated in any agreed upon currency other than U.S. dollars are limited to $500 million, equivalent. We can also borrow swingline loans up to $100 million and obtain letters of credit of up to $25 million; outstanding letters of credit under the Credit Agreement reduce our borrowing capacity. At December 31, 2020, we had no outstanding standby letters of credit under the Credit Agreement.

MASCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

L. DEBT (Concluded)
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
In order for us to borrow under the Credit Agreement, there must not be any default in our covenants in the Credit Agreement (i.e., in addition to the two financial covenants, principally limitations on subsidiary debt, negative pledge restrictions, legal compliance requirements and maintenance of properties and insurance) and our representations and warranties in the Credit Agreement must be true in all material respects on the date of borrowing (i.e., principally no material adverse change or litigation likely to result in a material adverse change, since December 31, 2018, no material ERISA or environmental non-compliance, and no material tax deficiency). We were in compliance with all covenants and no borrowings were outstanding at December 31, 2020.
At December 31, 2020, the debt maturities during each of the next five years were as follows: 2021 – $3 million; 2022– $334 million; 2023 – $3 million; 2024 – $3 million and 2025 – $503 million.
Interest paid was $136 million, $157 million and $155 million in 2020, 2019 and 2018, respectively. These amounts exclude $5 million and $2 million of debt extinguishment costs related to the early retirement of debt, which were recorded as interest expense and paid in 2020 and 2019, respectively.

M. STOCK-BASED COMPENSATION
Our 2014 Long Term Stock Incentive Plan (the "2014 Plan") provides for the issuance of stock-based incentives in various forms to our employees and non-employee Directors. At December 31, 2020, outstanding stock-based incentives were in the form of long-term stock awards, stock options, restricted stock units, performance restricted stock units and phantom stock awards.
Pre-tax compensation expense (income) included in income from continuing operations for these stock-based incentives was as follows, in millions:

	2020	2019	2018
Long-term stock awards	$14	$20	$20
Stock options	7	4	3
Restricted stock units	13	—	—
Performance restricted stock units	5	3	4
Phantom stock awards and stock appreciation rights	4	4	(2)
Total	$43	$31	$25
At December 31, 2020, 13.4 million shares of our common stock were available under the 2014 Plan for the granting of long-term stock awards, stock options, restricted stock units and performance restricted stock units.

MASCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

M. STOCK-BASED COMPENSATION (Continued)
Long-Term Stock Awards.    Prior to the amendment of our 2014 Plan in December 2019, we granted long-term stock awards to our key employees and non-employee Directors. These grants did not cause net share dilution due to our practice of repurchasing and retiring an equal number of shares in the open market. We did not grant shares of long-term stock awards during 2020.
Our long-term stock award activity was as follows, shares in millions:

	2020	2019	2018
Unvested stock award shares at January 1	2	2	3
Weighted average grant date fair value	$34	$30	$24
Stock award shares granted	—	1	1
Weighted average grant date fair value	$—	$36	$41
Stock award shares vested	1	1	2
Weighted average grant date fair value	$32	$25	$21
Stock award shares forfeited	—	—	—
Weighted average grant date fair value	$35	$35	$31
Unvested stock award shares at December 31	1	2	2
Weighted average grant date fair value	$36	$34	$30
At December 31, 2020, 2019 and 2018, there was $21 million, $41 million and $46 million, respectively, of total unrecognized compensation expense related to unvested stock awards; such awards had a weighted average remaining vesting period of two years at December 31, 2020 and three years at both December 31, 2019 and 2018.
The total market value (at the vesting date) of stock award shares which vested during both 2020 and 2019 was $31 million and during 2018 was $56 million.

MASCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

M. STOCK-BASED COMPENSATION (Continued)
Stock Options.    Stock options are granted to certain key employees. The exercise price equals the market price of our common stock at the grant date and expire no later than 10 years after the grant date.
We granted 420,840 shares of stock options during 2020 with a grant date weighted-average exercise price of approximately $48 per share. During 2020, 60,838 stock option shares were forfeited (including options that expired unexercised).
Our stock option activity was as follows, shares in millions:

	2020		2019		2018
Option shares outstanding, January 1	3		4		5
Weighted average exercise price	$27		$21		$16
Option shares granted	1		1		—
Weighted average exercise price	$48		$36		$42
Option shares exercised	2		2		1
Aggregate intrinsic value on date of exercise (A)	$29	million	$33	million	$55	million
Weighted average exercise price	$17		$13		$11
Option shares forfeited	—		—		—
Weighted average exercise price	$40		$34		$31
Option shares outstanding, December 31	2		3		4
Weighted average exercise price	$33		$27		$21
Weighted average remaining option term (in years)	6		6		5
Option shares vested and expected to vest, December 31	2		3		4
Weighted average exercise price	$33		$27		$21
Aggregate intrinsic value (A)	$51	million	$63	million	$36	million
Weighted average remaining option term (in years)	6		6		5
Option shares exercisable (vested), December 31	1		2		3
Weighted average exercise price	$28		$21		$16
Aggregate intrinsic value (A)	$35	million	$47	million	$34	million
Weighted average remaining option term (in years)	5		4		4
______________________________
(A)Aggregate intrinsic value is calculated using our stock price at each respective date, less the exercise price (grant date price) multiplied by the number of shares.
At December 31, 2020, 2019 and 2018, there was $6 million, $9 million and $8 million, respectively, of unrecognized compensation expense (using the Black-Scholes option pricing model at the grant date) related to unvested stock options; such options had a weighted average remaining vesting period of two years at December 31, 2020 and three years at both December 31, 2019 and 2018.
The weighted average grant date fair value of option shares granted and the assumptions used to estimate those values using a Black-Scholes option pricing model were as follows:

	2020	2019	2018
Weighted average grant date fair value	$10.67	$8.81	$12.34
Risk-free interest rate	1.53%	2.57%	2.72%
Dividend yield	1.14%	1.35%	1.02%
Volatility factor	24.00%	25.00%	29.00%
Expected option life	6 years	6 years	6 years

MASCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

M. STOCK-BASED COMPENSATION (Concluded)
The following table summarizes information for stock option shares outstanding and exercisable at December 31, 2020, shares in millions:

Option Shares Outstanding				Option Shares Exercisable
Range of Prices	Number of Shares	Weighted Average Remaining Option Term	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$10 - 18	—	2 years	$18	—	$18
$19 - 34	1	5 years	$26	1	$25
$35 - 48	1	8 years	$41	—	$39
$10 - 48	2	6 years	$33	1	$28

Restricted Stock Units. Restricted stock units are granted to our key employees and non-employee Directors. These grants did not cause net share dilution due to our practice of repurchasing and retiring an equal number of shares in the open market. The grant date fair value is based on the fair value of our common stock. We granted 445,670 restricted stock units during 2020 with a weighted average grant date fair value of $47 per share. In 2020, 11,100 restricted stock units were forfeited.
At December 31, 2020, there was $7 million of unrecognized compensation expense related to unvested restricted stock units; such units had a weighted average remaining vesting period of two years.
Performance Restricted Stock Units. Under our Long Term Incentive Program, we grant performance restricted stock units to certain senior executives. These performance restricted stock units will vest and share awards will be issued at no cost to the employees, subject to our achievement of specified return on invested capital performance goals, and beginning with the 2020 grant, an additional earning per share metric over a three-year period that have been established by our Compensation Committee for the performance period. To receive the award, the recipient must be employed through the share award date. Performance restricted stock units are granted at a target number; based on our performance, the number of performance restricted stock units that vest can be adjusted downward to zero and upward to a maximum of 200% of the target number.
During 2020, we granted 133,390 performance restricted stock units with a grant date fair value of approximately $34 per share, 151,724 performance restricted stock units were issued and 10,680 performance restricted stock units were forfeited. At December 31, 2020, there were 102,990 shares vested, but unissued. During 2019, we granted 126,680 performance restricted stock units with a grant date fair value of approximately $39 per share, and 15,600 performance restricted stock units were forfeited. During 2018, we granted 113,260 performance restricted stock units with a grant date fair value of approximately $42 per share, and 11,600 performance restricted stock units were forfeited.
Phantom Stock Awards and Stock Appreciation Rights. Certain non-U.S. employees are granted phantom stock awards and historically have been granted SARs.
We recognized expense of $4 million in both 2020 and 2019, and income of $1 million in 2018 related to phantom stock awards. In 2020, 2019 and 2018, we granted 82,630, 79,500, and 98,140 shares, respectively, of phantom stock awards with an aggregate fair value of $3 million in both 2020 and 2019 and $4 million in 2018, and paid cash of $3 million in both 2020 and 2019, and $6 million in 2018 to settle phantom stock awards.
Information related to phantom stock awards was as follows, in millions:

	At December 31,
	2020	2019
Accrued compensation cost liability	$6	$5
Unrecognized compensation cost	$4	$3
Equivalent common shares	—	—

We recognized income of $1 million in 2018 related to SARs. During 2020, 2019 and 2018, we did not grant any SARs. We paid cash of $2 million, and $5 million in 2019, and 2018, respectively, to settle SARs. At December 31, 2020 and 2019, there were no outstanding SARs.

MASCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

N. EMPLOYEE RETIREMENT PLANS
We sponsor qualified defined-benefit and defined-contribution retirement plans for most of our employees. In addition to our qualified defined-benefit pension plans, we have unfunded non-qualified defined-benefit pension plans covering certain employees and former employees, which provide for benefits in addition to those provided by the qualified pension plans. Substantially all salaried employees participate in non-contributory defined-contribution retirement plans, to which payments are determined annually by the Compensation Committee.
Pre-tax expense included in income from continuing operations related to our retirement plans was as follows, in millions:

	2020	2019	2018
Defined-contribution plans	$46	$40	$37
Defined-benefit pension plans	38	24	17
	$84	$64	$54
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
Changes in the projected benefit obligation and fair value of plan assets, and the funded status of our defined-benefit pension plans were as follows, in millions:

	2020		2019
	Qualified	Non-Qualified	Qualified	Non-Qualified
Changes in projected benefit obligation:
Projected benefit obligation at January 1	$1,034	$161	$896	$155
Service cost	3	—	3	—
Interest cost	23	5	33	6
Actuarial loss, net	85	10	149	13
Foreign currency exchange	18	—	(3)	—
Benefit payments	(45)	(13)	(44)	(13)
Divestitures	—	(1)	—	—
Projected benefit obligation at December 31	$1,118	$162	$1,034	$161
Changes in fair value of plan assets:
Fair value of plan assets at January 1	$780	$—	$670	$—
Actual return on plan assets	67	—	105	—
Foreign currency exchange	8	—	(1)	—
Company contributions	57	13	56	13
Expenses, other	(4)	—	(6)	—
Benefit payments	(45)	(13)	(44)	(13)
Fair value of plan assets at December 31	$863	$—	$780	$—
Funded status at December 31	$(255)	$(162)	$(254)	$(161)

MASCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

N. EMPLOYEE RETIREMENT PLANS (Continued)
Amounts in our consolidated balance sheets were as follows, in millions:

	At December 31, 2020		At December 31, 2019
	Qualified	Non-Qualified	Qualified	Non-Qualified
Other assets	$1	$—	$1	$—
Accrued liabilities (A)	(135)	(12)	(1)	(13)
Other liabilities (A)	(121)	(150)	(254)	(148)
Total net liability	$(255)	$(162)	$(254)	$(161)
______________________________
(A)As a result of the planned termination of the qualified domestic defined-benefit pension plans in 2021, the liabilities associated with these plans have been reported as current liabilities at December 31, 2020.
Unrealized loss included in accumulated other comprehensive loss before income taxes was as follows, in millions:

	At December 31, 2020		At December 31, 2019
	Qualified	Non-Qualified	Qualified	Non-Qualified
Net loss	$540	$65	$520	$57
Net prior service cost	3	—	4	—
Total	$543	$65	$524	$57
Information for defined-benefit pension plans with an accumulated benefit obligation in excess of plan assets was as follows, in millions:

	At December 31
	2020		2019
	Qualified	Non-Qualified	Qualified	Non-Qualified
Projected benefit obligation	$1,100	$162	$1,019	$161
Accumulated benefit obligation	1,100	162	1,019	161
Fair value of plan assets	844	—	763	—
The projected benefit obligation was in excess of plan assets for all of our qualified defined-benefit pension plans at December 31, 2020 and 2019 which had an accumulated benefit obligation in excess of plan assets.
Net periodic pension cost for our defined-benefit pension plans, with the exception of service cost, is recorded in other income (expense), net, in our consolidated statement of operations. Net periodic pension cost for our defined-benefit pension plans was as follows, in millions:

	2020		2019		2018
	Qualified	Non-Qualified	Qualified	Non-Qualified	Qualified	Non-Qualified
Service cost	$3	$—	$3	$—	$3	$—
Interest cost	28	5	39	6	36	6
Expected return on plan assets	(24)	—	(44)	—	(48)	—
Recognized prior service cost	1	—	—	—	—	—
Recognized net loss	22	3	18	2	17	3
Net periodic pension cost	$30	$8	$16	$8	$8	$9

MASCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

N. EMPLOYEE RETIREMENT PLANS (Continued)
We expect to recognize $464 million of pre-tax net loss from accumulated other comprehensive loss into net periodic pension cost in 2021 related to our defined-benefit pension plans. This includes the full recognition of accumulated actuarial losses for our qualified domestic defined-benefit pension plans upon its expected termination. For plans in which almost all of the plan's participants are inactive, pre-tax net loss within accumulated other comprehensive loss is amortized using the straight-line method over the remaining life expectancy of the inactive plan participants. For plans which do not have almost all inactive participants, pre-tax net loss within accumulated other comprehensive loss is amortized using the straight-line method over the average remaining service period of the active employees expected to receive benefits from the plan.
Plan Assets.    Our qualified defined-benefit pension plan weighted average asset allocation, which is based upon fair value, was as follows:

	2020	2019
Equity securities	15%	41%
Debt securities	49%	54%
Other	36%	5%
Total	100%	100%
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
Following is a description of the valuation methodologies used for assets measured at fair value. There have been no changes in the methodologies used at December 31, 2020 compared to December 31, 2019.
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

MASCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

N. EMPLOYEE RETIREMENT PLANS (Continued)
The following tables set forth, by level within the fair value hierarchy, the qualified defined-benefit pension plan assets at fair value as of December 31, 2020 and 2019, as well as those valued at NAV using the practical expedient, which approximates fair value, in millions.

	At December 31, 2020
	Level 1	Level 2	Level 3	Valued at NAV	Total
Plan Assets
Common and Preferred Stocks:
United States	$26	$—	$—	$87	$113
International	15	—	—	—	15
Private Equity and Hedge Funds – International	—	—	1	—	1
Corporate Debt Securities:
United States	—	143	—	—	143
International	—	23	—	—	23
Government and Other Debt Securities:
United States	—	214	—	—	214
International	—	46	—	—	46
Common Collective Trust Fund – United States	—	292	—	—	292
Buy-in Annuity - International	—	14	—	—	14
Short-Term and Other Investments – International	2	—	—	—	2
Total Plan Assets	$43	$732	$1	$87	$863

	At December 31, 2019
	Level 1	Level 2	Level 3	Valued at NAV	Total
Plan Assets
Common and Preferred Stocks:
United States	$85	$—	$—	$82	$167
International	47	—	—	110	157
Private Equity and Hedge Funds:
United States	—	—	2	—	2
International	—	—	17	—	17
Corporate Debt Securities:
United States	74	—	—	124	198
International	—	1	—	—	1
Government and Other Debt Securities:
United States	—	3	—	148	151
International	29	38	—	—	67
Common Collective Trust Fund – United States	—	4	—	—	4
Buy-in Annuity - International	—	12	—	—	12
Short-Term and Other Investments:
United States	2	—	—	—	2
International	2	—	—	—	2
Total Plan Assets	$239	$58	$19	$464	$780

MASCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

N. EMPLOYEE RETIREMENT PLANS (Continued)
Changes in the fair value of the qualified defined-benefit pension plan Level 3 assets, were as follows, in millions:

	2020	2019
Fair Value, January 1	$19	$59
Purchases	—	4
Sales	(18)	(41)
Unrealized losses	—	(3)
Fair Value, December 31	$1	$19
Assumptions.   Weighted average major assumptions used in accounting for our defined-benefit pension plans were as follows:

	2020	2019	2018
Discount rate for obligations	1.70%	2.50%	3.80%
Expected return on plan assets	2.00%	3.00%	7.00%
Rate of compensation increase	—%	—%	—%
Discount rate for net periodic pension cost	2.50%	3.80%	3.30%
The discount rate for obligations for 2020, 2019 and 2018 is based primarily upon the expected duration of each defined-benefit pension plan's liabilities matched to the December 31, 2020, 2019 and 2018 Willis Towers Watson Rate Link Curve. At December 31, 2020, such rates for our defined-benefit pension plans ranged from 0.7 percent to 2.1 percent, with the most significant portion of the liabilities having a discount rate for obligations of 1.6 percent or higher. At December 31, 2019, such rates for our defined-benefit pension plans ranged from 1.1 percent to 3.0 percent, with the most significant portion of the liabilities having a discount rate for obligations of 2.4 percent or higher. At December 31, 2018, such rates for our defined‑benefit pension plans ranged from 1.5 percent to 4.2 percent, with the most significant portion of the liabilities having a discount rate for obligations of 4.1 percent or higher. The decrease in the weighted average discount rate from 2019 to 2020 is principally due to lower long-term interest rates in the bond markets. The decrease in the weighted average discount rate from 2018 to 2019 is principally the corresponding cost to terminate the domestic qualified defined-benefit pension plans, as well as, lower long-term interest rates in the bond markets.
For 2020, we chose to set the expected long-term rate of return on plan assets equal to the discount rate for each domestic qualified defined-benefit pension plan, net of investment fees but not administrative expenses. The discount rate approximated the long-term expected rate of return provided by our investment consultants as a result of the decision to terminate these plans in 2021 and the plan assets comprised mostly of fixed income and cash. For 2020 our weighted average projected long-term rate of return on plan assets for the foreign qualified defined-benefit pension plans was 2.9 percent. For 2019 and 2018, our projected long-term rate of return on plan assets were 3.00 percent and 7.00 percent, respectively. The actual annual rate of return on our pension plan assets was positive 9.7 percent, positive 17.7 percent and negative 4.9 percent in 2020, 2019 and 2018, respectively. For the 10-year period ended December 31, 2020, the actual annual rate of return on our pension plan assets was 7.2 percent.
The investment objectives seek to minimize the volatility of the value of our plan assets relative to pension liabilities and to ensure plan assets are sufficient to pay plan benefits. In 2020, we made substantial progress toward achieving our targeted asset allocation: 60 percent fixed-income and 40 percent cash, as we prepare to distribute funds for the upcoming settlement of the qualified domestic defined-benefit pension plans. In the first quarter of 2021 we anticipate that a lump sum payment window will open and following that any remaining liabilities of the plan are anticipated to be transferred to an insurer through the purchase of an annuity contract by a third party administrator.

MASCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

N. EMPLOYEE RETIREMENT PLANS (Concluded)
The asset allocation of the investment portfolio was developed with the objective of achieving our expected rate of return and reducing volatility of asset returns, and considered the freezing of future benefits. The fixed-income portfolio is invested in corporate bonds, bond index funds and U.S. Treasury securities. Although we would expect alternative investments to yield a higher rate of return than the targeted overall long-term return, these investments are subject to greater volatility and would be less liquid than financial instruments that trade on public markets. As such, and as a result of the decision to terminate the domestic qualified defined-benefit pension plans, we sold most of our alternative investments.
The fair value of our plan assets is subject to risk including significant concentrations of risk in our plan assets related to equity, interest rate and operating risk. In order to ensure plan assets are sufficient to pay benefits, a portion of our foreign qualified plans' assets are allocated to equity investments that are expected, over time, to earn higher returns with more volatility than fixed-income investments which more closely match pension liabilities. Within equity, risk is mitigated by targeting a portfolio that is broadly diversified by geography, market capitalization, manager mandate size, investment style and process.
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
Other.    We sponsor certain post-retirement benefit plans that provide medical, dental and life insurance coverage for eligible retirees and dependents based upon age and length of service. Substantially all of these plans were frozen as of January 1, 2010. The aggregate present value of the unfunded accumulated post-retirement benefit obligation was $10 million at both December 31, 2020 and 2019.
Cash Flows.    At December 31, 2020, we expect to contribute approximately $140 million to our domestic qualified defined-benefit pension plans in 2021, which will exceed ERISA requirements and effectively settle these plans. We also expect to contribute approximately $1 million and $12 million in 2021 to our foreign and non-qualified (domestic) defined-benefit pension plans, respectively.
At December 31, 2020, the benefits expected to be paid in each of the next five years, and in aggregate for the five years thereafter, relating to our defined-benefit pension plans, were as follows, in millions:

	Qualified Plans	Non-Qualified Plans
2021 (A)	$895	$12
2022	5	12
2023	6	12
2024	6	12
2025	6	12
2026 - 2030	38	50
_______________________
(A)The qualified benefit payments include the projected benefit obligations of the qualified domestic defined-benefit pension plans we plan to settle in 2021.

MASCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

O. SHAREHOLDERS' EQUITY
In September 2019, our Board of Directors authorized the repurchase, for retirement, of up to $2.0 billion of shares of our common stock in open-market transactions or otherwise. During 2020, we repurchased and retired 18.8 million shares of our common stock (including 0.4 million shares to offset the dilutive impact of restricted stock units granted in 2020), for cash aggregating $727 million. At December 31, 2020, we had $774 million remaining under the 2019 authorization. Our Board of Directors authorized the repurchase, for retirement, of up to $2.0 billion shares of our common stock in open-market transactions or otherwise, effective February 10, 2021, replacing the 2019 authorization.
During 2019, we repurchased and retired 20.1 million shares of our common stock (including 0.6 million shares to offset the dilutive impact of long-term stock awards granted in 2019) for cash aggregating $896 million. During 2018, we repurchased and retired 18.6 million shares of our common stock (including 0.7 million shares to offset the dilutive impact of long-term stock awards granted in 2018) for cash aggregating $654 million.
On the basis of amounts paid (declared), cash dividends per common share were $0.545 ($0.550) in 2020, $0.495 ($0.510) in 2019 and $0.435 ($0.450) in 2018.
Accumulated Other Comprehensive Loss.    The components of accumulated other comprehensive loss attributable to Masco Corporation were as follows, in millions:

	At December 31
	2020	2019
Cumulative translation adjustments, net	$325	$273
Unrealized loss on interest rate swaps, net	(7)	(8)
Unrecognized net loss and prior service cost, net	(460)	(444)
Accumulated other comprehensive loss	$(142)	$(179)

The cumulative translation adjustment, net, is reported net of income tax benefit of $1 million at both December 31, 2020 and 2019. The unrealized loss on interest rate swaps, net, is reported net of income tax expense of $5 million and $4 million at December 31, 2020 and 2019, respectively. The unrecognized net loss and prior service cost, net, is reported net of income tax benefit of $124 million and $117 million at December 31, 2020 and 2019, respectively.

MASCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

P. RECLASSIFICATIONS FROM ACCUMULATED OTHER COMPREHENSIVE LOSS
The reclassifications from accumulated other comprehensive loss to the consolidated statements of operations were as follows, in millions:

Accumulated Other Comprehensive Loss	2020	2019	2018	Statement of Operations Line Item
Amortization of defined-benefit pension and other post-retirement benefits:
Actuarial losses, net and prior service cost	$26	$20	$20	Other income (expense), net
Tax (benefit)	(7)	(5)	(5)
Net of tax	$19	$15	$15

Interest rate swaps	$2	$2	$2	Interest expense
Tax (benefit)	(1)	—	—
Net of tax	$1	$2	$2

In addition to the above amounts, we reclassified $9 million of deferred currency translation losses from accumulated other comprehensive loss to the consolidated statement of operations in conjunction with the liquidation of certain UK dormant entities upon receiving final regulatory approval in 2020. Additionally, we reclassified $14 million of deferred currency translation losses from accumulated other comprehensive loss to the consolidated statement of operations in conjunction with the disposition of UKWG in September 2019. In addition, as of March 31, 2018, we adopted ASU 2018-02, "Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income." As a result of the adoption, we reclassified $59 million of the disproportionate tax benefit related to various defined-benefit plans from accumulated other comprehensive loss to retained earnings (deficit).

Q. SEGMENT INFORMATION
Our reportable segments are as follows:
Plumbing Products –  principally includes faucets, plumbing system components and valves, showerheads and handheld showers, bath hardware and accessories, bath units, tubs and shower bases and enclosures, sinks, toilets, spas, exercise pools and fitness systems and water handling systems.
Decorative Architectural Products –  principally includes paints and other coating products, paint applicators and accessories, lighting fixtures, ceiling fans, landscape lighting and LED lighting systems, and cabinet and other hardware.
The above products are sold to the residential repair and remodel and to a lesser extent the new home construction markets through home center retailers, online retailers, wholesalers and distributors, mass merchandisers, hardware stores, direct to the consumer and homebuilders.
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
As described in Note C, our previously reported Windows and Other Specialty Products as well as Cabinetry Products segments were classified as discontinued operations in 2019.

MASCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Q. SEGMENT INFORMATION (Concluded)
Information by segment and geographic area was as follows, in millions:

	Net Sales (1)(2)(3)(4)			Operating Profit (5)			Assets at December 31 (6)
	2020	2019	2018	2020	2019	2018	2020	2019	2018
Our operations by segment were:
Plumbing Products	$4,136	$3,984	$3,998	$806	$708	$715	$2,822	$2,375	$2,253
Decorative Architectural Products	3,052	2,723	2,656	583	480	456	1,633	1,526	1,534
Total	$7,188	$6,707	$6,654	$1,389	$1,188	$1,171	$4,455	$3,901	$3,787
Our operations by geographic area were:
North America	$5,805	$5,328	$5,208	$1,167	$987	$954	$3,101	$2,785	$2,729
International, principally Europe	1,383	1,379	1,446	222	201	217	1,354	1,116	1,058
Total, as above	$7,188	$6,707	$6,654	1,389	1,188	1,171	4,455	3,901	3,787
General corporate expense, net (5)				(94)	(100)	(94)
Operating profit, as reported				1,295	1,088	1,077
Other income (expense), net				(164)	(174)	(170)
Income from continuing operations before income taxes				$1,131	$914	$907
Corporate assets							1,322	598	411
Assets held for sale							—	528	1,195
Total assets							$5,777	$5,027	$5,393

	Property Additions (7)			Depreciation and Amortization
	2020	2019	2018	2020	2019	2018
Our operations by segment were:
Plumbing Products	$86	$108	$120	$84	$80	$77
Decorative Architectural Products	25	18	54	41	41	35
	111	126	174	125	121	112
Unallocated amounts, principally related to corporate assets	2	2	7	8	9	8
Discontinued operations	1	34	38	—	29	36
Total	$114	$162	$219	$133	$159	$156
______________________________
(1)Included in net sales were export sales from the U.S. of $274 million, $244 million and $237 million in 2020, 2019 and 2018, respectively.
(2)Excluded from net sales were intra-company sales between segments of less than one percent in 2020, 2019 and 2018.
(3)Included in net sales were sales to one customer of $2,812 million, $2,481 million and $2,457 million in 2020, 2019 and 2018, respectively. Such net sales were included in each of our segments.
(4)Net sales from our operations in the U.S. were $5,592 million, $5,127 million and $5,034 million in 2020, 2019 and 2018, respectively.
(5)General corporate expense, net included those expenses not specifically attributable to our segments.
(6)Long-lived assets of our operations in the U.S. and Europe were $1,301 million and $522 million, $1,198 million and $470 million, and $1,119 million and $446 million at December 31, 2020, 2019 and 2018, respectively.
(7)Property additions exclude amounts paid for long-lived assets as part of acquisitions. Refer to Note B for further information.

MASCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

R. OTHER INCOME (EXPENSE), NET
Other, net, which is included in other income (expense), net, was as follows, in millions:

	2020	2019	2018
Income from cash and cash investments and short-term bank deposits	$3	$3	$5
Equity investment income, net	3	1	3
Realized gains from private equity funds	—	—	1
Foreign currency transaction (losses) gains (1)	(10)	2	(8)
Net periodic pension and post-retirement benefit cost	(35)	(21)	(14)
Dividend income	10	—	—
Other items, net (2)	9	—	(1)
Total other, net	$(20)	$(15)	$(14)
_________________________________________________
(1)Included in foreign currency transaction (losses) gains for 2020 was a $9 million deferred currency translation loss reclassified from accumulated other comprehensive loss in conjunction with the liquidation of certain UK dormant entities upon receiving final regulatory approval in 2020.
(2)Included in other items, net for 2020 was $9 million of miscellaneous income related to an escrow settlement.

MASCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

S. INCOME TAXES

			(In Millions)
	2020	2019	2018
Income from continuing operations before income taxes:
U.S.	$892	$684	$670
Foreign	239	230	237
	$1,131	$914	$907
Income tax expense:
Currently payable:
U.S. Federal	$170	$155	$115
State and local	33	46	29
Foreign	69	70	74
Deferred:
U.S. Federal	(9)	(23)	12
State and local	11	(15)	—
Foreign	(5)	(3)	(9)
	$269	$230	$221
Deferred tax assets at December 31:
Receivables	$9	$7
Inventories	17	15
Other assets, including stock-based compensation	17	15
Accrued liabilities	82	48
Noncurrent operating lease liabilities	35	39
Other long-term liabilities	96	137
Net operating loss carryforward	56	63
Tax credit carryforward	9	9
	321	333
Valuation allowance	(35)	(38)
	286	295
Deferred tax liabilities at December 31:
Property and equipment	67	73
Operating lease right-of-use assets	39	42
Intangibles	74	71
Investment in foreign subsidiaries	10	10
Other investments	3	—
Other	4	22
	197	218
Net deferred tax asset at December 31	$89	$77
The net deferred tax asset consisted of net deferred tax assets (included in other assets) of $109 million and $99 million, and net deferred tax liabilities (included in other liabilities) of $20 million and $22 million, at December 31, 2020 and 2019, respectively.
We continue to maintain a valuation allowance on certain state and foreign deferred tax assets as of December 31, 2020. Should we determine that we would not be able to realize our remaining deferred tax assets, or the deferred tax assets that currently have a valuation allowance become realizable in these jurisdictions in the future, an adjustment to the valuation allowance would be recorded in the period such determination is made.

MASCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

S. INCOME TAXES (Continued)
The current portion of the state and local income tax includes a $9 million, $8 million and $8 million tax benefit from the reversal of an accrual for uncertain tax positions resulting primarily from the expiration of applicable statutes of limitations in 2020, 2019 and 2018, respectively. The deferred portion of the state and local taxes includes a $1 million tax benefit in 2019 and 2018, resulting from changes in valuation allowances against state and local deferred tax assets. The deferred portion of the foreign taxes includes a $5 million, $4 million and $2 million tax benefit in 2020, 2019 and 2018, respectively, from a change in the valuation allowances against foreign deferred tax assets.
Our capital allocation strategy includes reinvesting in our business, balancing share repurchases with potential acquisitions and maintaining an appropriate dividend. In order to provide greater flexibility in the execution of our capital allocation strategy, we may repatriate earnings from certain foreign subsidiaries. Our deferred tax balance on investment in foreign subsidiaries reflects the impact of all taxable temporary differences, including those related to substantially all undistributed foreign earnings, except those that are legally restricted, and consists primarily of foreign withholding taxes.
Of the $65 million and $72 million deferred tax assets related to the net operating loss and tax credit carryforwards at December 31, 2020 and 2019, respectively, $35 million and $44 million, respectively, will expire between 2021 and 2036 and $30 million and $28 million, respectively, have no expiration.
A reconciliation of the U.S. Federal statutory tax rate to the income tax expense on income from continuing operations before income taxes was as follows:

	2020	2019	2018
U.S. Federal statutory tax rate	21%	21%	21%
State and local taxes, net of U.S. Federal tax benefit	3	3	3
Higher taxes on foreign earnings	1	2	2
U.S. and foreign taxes on distributed and undistributed foreign earnings	—	1	1
Stock-based compensation	(1)	(1)	(2)
Other, net	—	(1)	(1)
Effective tax rate	24%	25%	24%
Income taxes paid were $442 million, $384 million and $231 million in 2020, 2019 and 2018, respectively.

MASCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

S. INCOME TAXES (Concluded)
A reconciliation of the beginning and ending liability for uncertain tax positions, including related interest and penalties, is as follows, in millions:

	Uncertain Tax Positions	Interest and Penalties	Total
Balance at January 1, 2019	$58	$9	$67
Current year tax positions:
Additions	14	—	14
Reductions	(1)	—	(1)
Prior year tax positions:
Additions	1	—	1
Lapse of applicable statute of limitations	(9)	—	(9)
Interest and penalties recognized in income tax expense	—	1	1
Balance at December 31, 2019	$63	$10	$73
Current year tax positions:
Additions	22	—	22
Reductions	(2)	—	(2)
Prior year tax positions:
Additions	2	—	2
Reductions	(2)	—	(2)
Lapse of applicable statute of limitations	(9)	—	(9)
Balance at December 31, 2020	$74	$10	$84
If recognized, $58 million and $50 million of the liability for uncertain tax positions at December 31, 2020 and 2019, respectively, net of any U.S. Federal tax benefit, would impact our effective tax rate.
Of the $84 million and $73 million total liability for uncertain tax positions (including related interest and penalties) at December 31, 2020 and 2019, respectively, $81 million and $68 million are recorded in other liabilities, respectively, and $3 million and $5 million are recorded as a net offset to other assets, respectively.
We file income tax returns in the U.S. Federal jurisdiction, and various local, state and foreign jurisdictions. We continue to participate in the Compliance Assurance Process ("CAP"). CAP is a real-time audit of the U.S. Federal income tax return that allows the Internal Revenue Service ("IRS"), working in conjunction with us, to determine tax return compliance with the U.S. Federal tax law prior to filing the return. This program provides us with greater certainty about our tax liability for a given year within months, rather than years, of filing our annual tax return and greatly reduces the need for recording a liability for U.S. Federal uncertain tax positions. The IRS has completed their examination of our consolidated U.S. Federal tax returns through 2019. With few exceptions, we are no longer subject to state or foreign income tax examinations on filed returns for years before 2016.
As a result of tax audit closings, settlements and the expiration of applicable statutes of limitation in various jurisdictions within the next 12 months, we anticipate that it is reasonably possible the liability for uncertain tax positions could be reduced by approximately $9 million.

MASCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

T. INCOME PER COMMON SHARE
Reconciliations of the numerators and denominators used in the computations of basic and diluted earnings per common share were as follows, in millions:

	2020	2019	2018
Numerator (basic and diluted):
Income from continuing operations	$810	$639	$636
Less: Allocation to unvested restricted stock awards	6	4	6
Income from continuing operations attributable to common shareholders	804	635	630
Income from discontinued operations, net	414	296	98
Less: Allocation to unvested restricted stock awards	3	2	1
Income from discontinued operations, net attributable to common shareholders	411	294	97
Net income attributable to common shareholders	$1,215	$929	$727

Denominator:
Basic common shares (based upon weighted average)	264	287	305
Add: Stock option dilution	—	1	2
Diluted common shares	264	288	307

We follow accounting guidance regarding determining whether instruments granted in share-based payment transactions are participating securities. This accounting guidance clarifies that share-based payment awards that entitle their holders to receive non-forfeitable dividends prior to vesting should be considered participating securities. In 2020, we began granting restricted stock units. The dividends associated with the unvested restricted stock units are forfeitable, and consequently, the restricted stock units are not considered a participating security and are not accounted for under the two-class method. We have also granted restricted stock awards that contain non-forfeitable rights to dividends on unvested shares; such unvested restricted stock awards are considered participating securities. As participating securities, the unvested shares are required to be included in the calculation of our basic income per common share, using the two-class method. The two-class method of computing income per common share is an allocation method that calculates income per share for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings. For the years ended December 31, 2020, 2019 and 2018, we allocated dividends and undistributed earnings to the participating securities.
Additionally, 374,000, 854,000 and 710,000 common shares for 2020, 2019 and 2018, respectively, related to stock options and 20,000 common shares for 2018 related to performance restricted stock units were excluded from the computation of diluted income per common share due to their antidilutive effect.
Common shares outstanding included on our balance sheet and for the calculation of income per common share do not include unvested stock awards (1 million and 2 million common shares at December 31, 2020 and 2019, respectively); shares outstanding for legal requirements included all common shares that have voting rights (including unvested stock awards).

MASCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

U. OTHER COMMITMENTS AND CONTINGENCIES
Litigation.   We are involved in claims and litigation, including class actions, mass torts and regulatory proceedings, which arise in the ordinary course of our business. The types of matters may include, among others: competition, product liability, employment, warranty, advertising, contract, personal injury, environmental, intellectual property, and insurance coverage. We believe we have adequate defenses in these matters. We are also subject to product safety regulations, product recalls and direct claims for product liabilities. We believe the likelihood that the outcome of these claims, litigation and product safety matters would have a material adverse effect on us is remote. However, there is no assurance that we will prevail in these matters, and we could, in the future, incur judgments or penalties, enter into settlements of claims or revise our expectations regarding the outcome of these matters, which could materially impact our results of operations.
Warranty.    Changes in our warranty liability were as follows, in millions:

	2020	2019
Balance at January 1	$84	$81
Accruals for warranties issued during the year	34	34
Accruals related to pre-existing warranties	(3)	1
Settlements made (in cash or kind) during the year	(33)	(31)
Other, net (including currency translation and acquisitions)	1	(1)
Balance at December 31	$83	$84
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

MASCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

V. INTERIM FINANCIAL INFORMATION (UNAUDITED)
Our quarterly results attributable to Masco Corporation were as follows:

		Quarters Ended
		(In Millions, Except Per Common Share Data)
	Total Year	December 31	September 30	June 30	March 31
2020
Net sales	$7,188	$1,860	$1,983	$1,764	$1,581
Gross profit	$2,587	$660	$752	$628	$547
Income from continuing operations	$810	$192	$275	$210	$133
Net income (1)	$1,224	$195	$275	$224	$530
Income per common share:
Basic:
Income from continuing operations	$3.05	$0.74	$1.05	$0.80	$0.49
Net income	$4.60	$0.75	$1.05	$0.85	$1.93
Diluted:
Income from continuing operations	$3.04	$0.73	$1.05	$0.80	$0.48
Net income	$4.59	$0.74	$1.05	$0.85	$1.92
2019
Net sales	$6,707	$1,639	$1,716	$1,839	$1,513
Gross profit	$2,371	$565	$611	$673	$522
Income from continuing operations	$639	$158	$163	$211	$107
Net income (2)	$935	$453	$126	$240	$116
Income per common share:
Basic:
Income from continuing operations	$2.21	$0.56	$0.57	$0.73	$0.36
Net income	$3.24	$1.60	$0.44	$0.82	$0.39
Diluted:
Income from continuing operations	$2.20	$0.56	$0.56	$0.72	$0.36
Net income	$3.22	$1.59	$0.44	$0.82	$0.39
______________________________
(1)Net income includes $397 million of income from discontinued operations, net for the quarter ended March 31, 2020, which includes the gain on the sale of the Cabinetry divestiture.
(2)Net income includes $295 million and $(37) million of income (loss) from discontinued operations, net for the quarters ended December 31, 2019 and September 30, 2019, respectively, which includes the gain (loss) on the sale of the Milgard and UKWG divestitures, respectively.
Income per common share amounts for the four quarters of December 31, 2020 and 2019 may not total to the income per common share amounts for the years ended December 31, 2020 and 2019 due to the allocation of income to participating securities.

MASCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONCLUDED)
W. SUBSEQUENT EVENTS
On January 4, 2021, we acquired a 75.1% equity interest in ESS, for approximately €45 million ($55 million), including $52 million of cash and $6 million of debt that will be paid out over two years less any pending or settled indemnity matters. These amounts are subject to working capital and other adjustments. This business will be included in the Plumbing Products segment. In connection with this acquisition, we currently anticipate recognizing approximately $30 million of definite-lived intangible assets, primarily related to customer relationships. We also anticipate recognizing approximately $25 million of goodwill, which is not tax deductible and is related primarily to the expected synergies from combining the operations into our business. Refer to Note B for further information related to this acquisition.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
Not applicable.

Item 9A.    Controls and Procedures.
a.Evaluation of Disclosure Controls and Procedures.
The Company's Principal Executive Officer and Principal Financial Officer have concluded, based on an evaluation of the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15 that, as of December 31, 2020, the Company's disclosure controls and procedures were effective.
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
c.Changes in Internal Control over Financial Reporting.
In connection with the evaluation of the Company's internal control over financial reporting that occurred during the quarter ended December 31, 2020, which is required under the Securities Exchange Act of 1934 by paragraph (d) of Exchange Rules 13a-15 or 15d-15 (as defined in paragraph (f) of Rule 13a-15), management determined that there was no change that materially affected or is reasonably likely to materially affect internal control over financial reporting.

Item 9B.    Other Information.
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Our Code of Ethics applies to all employees, officers and directors including our Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer, and is posted on our website at www.masco.com. Amendments to or waivers of our Code of Ethics for directors and executive officers, if any, will be posted on our website.
Other information required by this Item will be contained in our definitive Proxy Statement for the 2021 Annual Meeting of Stockholders, to be filed before April 28, 2021, and such information is incorporated herein by reference.

Item 11. Executive Compensation.
Information required by this Item will be contained in our definitive Proxy Statement for the 2021 Annual Meeting of Stockholders, to be filed before April 28, 2021 and such information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Equity Compensation Plan Information
We grant equity under our 2014 Long Term Stock Incentive Plan (the "2014 Plan"). The following table sets forth information as of December 31, 2020 concerning the 2014 Plan, which was approved by our stockholders. We do not have any equity compensation plans that have not been approved by our stockholders.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity compensation plans approved by stockholders	2,487,725	$33.44	13,353,205
The remaining information required by this Item will be contained in our definitive Proxy Statement for our 2021 Annual Meeting of Stockholders, to be filed before April 28, 2021, and such information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
Information required by this Item will be contained in our definitive Proxy Statement for the 2021 Annual Meeting of Stockholders, to be filed before April 28, 2021, and such information is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.
Information required by this Item will be contained in our definitive Proxy Statement for the 2021 Annual Meeting of Stockholders, to be filed before April 28, 2021, and such information is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules.
a.    Listing of Documents.
(1)Financial Statements.    Our consolidated financial statements included in Item 8 hereof, as required at December 31, 2020 and 2019, and for the years ended December 31, 2020, 2019 and 2018, consist of the following:
(2)Financial Statement Schedule.
a. Our Financial Statement Schedule appended hereto, as required for the years ended December 31, 2020, 2019 and 2018, consists of the following:

II. Valuation and Qualifying Accounts	90
(3)Exhibits.

Exhibit No.		Incorporated By Reference			Filed Herewith
	Exhibit Description	Form	Exhibit	Filing Date
2.a	Stock Purchase Agreement, dated September 29, 2019, by and between Masco Corporation and MIWD Holding Company LLC.	8-K	2.1	10/03/2019
2.b	Securities Purchase Agreement, dated November 14, 2019, by and between Masco Corporation and ACP Products, Inc.	8-K	2.1	11/18/2019
Note 1:	Disclosure schedules and certain exhibits have been omitted from Exhibit No. 2.a and 2.b pursuant to Item 601(b)(2) of Regulation S-K. Each Agreement as filed identifies such schedules and exhibits, including the general nature of their contents. Masco agrees to furnish a copy of any omitted attachment to the Securities Exchange Commission on a confidential basis upon request.
3.a	Restated Certificate of Incorporation of Masco Corporation.	2015 10-K	3.i	02/12/2016
3.b	Bylaws of Masco Corporation, as Amended and Restated on February 5, 2021.				X
4.a	Indenture dated as of December 1, 1982 between Masco Corporation and The Bank of New York Mellon Trust Company, N.A., as successor trustee under agreement originally with Morgan Guaranty Trust Company of New York, as Trustee, and Supplemental Indenture thereto dated as of July 26, 1994; and Directors' resolutions establishing Masco Corporation's:	2016 10-K	4.a	02/09/2017
4.a.i	7-3/4% Debentures Due August 1, 2029.	2014 10-K	4.a.i(ii)	02/13/2015

Exhibit No.		Incorporated By Reference			Filed Herewith
	Exhibit Description	Form	Exhibit	Filing Date
4.b	Indenture dated as of February 12, 2001 between Masco Corporation and The Bank of New York Mellon Trust Company, N.A., as successor trustee under agreement originally with Bank One Trust Company, National Association, as Trustee, and Supplemental Indenture thereto dated as of November 30, 2006; and Directors' Resolutions establishing Masco Corporation's:	2016 10-K	4.b	02/09/2017
4.b.i	6-1/2% Notes Due August 15, 2032;	2017 10-K	4.b.i	02/08/2018
4.b.ii	5.950% Notes Due March 15, 2022;	2016 10-K	4.b(iii)	02/09/2017
4.b.iii	4.450% Notes Due April 1, 2025;	8-K	4.1	03/23/2015
4.b.iv	4.375% Notes Due April 1, 2026;	8-K	4.2	03/16/2016
4.b.v	3.500% Notes Due November 15, 2027; and	8-K	4.1	06/15/2017
4.b.vi	4.500% Notes Due May 15, 2047.	8-K	4.2	06/15/2017
4.b.vii	Second Supplemental Indenture, dated as of September 18, 2020, between Masco Corporation and The Bank of New York Mellon Trust Company, N.A., as successor trustee.	8-K	4.3	09/18/2020
4.b.viii	4.500% Notes Due May 15, 2047	8-K	4.2	09/18/2020
4.b.ix	2.000% Notes Due October 1, 2030	8-K	4.1	09/18/2020
Note 2:	Other instruments, notes or extracts from agreements defining the rights of holders of long-term debt of Masco Corporation or its subsidiaries have not been filed since (i) in each case the total amount of long-term debt permitted thereunder does not exceed 10 percent of Masco Corporation's consolidated assets, and (ii) such instruments, notes and extracts will be furnished by Masco Corporation to the Securities and Exchange Commission upon request.
4.c	Description of securities.	2019 10-K	4.c	02/11/2020
10.a	Credit Agreement dated as of March 13, 2019 by and among Masco Corporation and Masco Europe S.à r.l. as borrowers, the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Citibank, N.A. and PNC Bank, National Association, as Co-Syndication Agents, and Deutsche Bank Securities, Inc., Royal Bank of Canada, SunTrust Bank, Bank of America, N.A., Fifth Third Bank and Wells Fargo Bank, National Association, as Co-Documentation Agents.	8-K	10	03/19/2019
Note 3:	Exhibits 10.b through 10.k constitute the management contracts and executive compensatory plans or arrangements in which certain of the directors and executive officers of the Company participate.
10.b	Masco Corporation 2005 Long Term Stock Incentive Plan (Amended and Restated May 11, 2010):	2015 10-K	10.b.i	02/12/2016
	Form of Stock Option Grant Agreements:
10.b.i	for grants on or after January 1, 2013;	2017 10-K	10.b.iii	02/08/2018
10.b.ii	for grants during 2012; and	2017 10-K	10.b.iv	02/08/2018
10.b.iii	for grants prior to 2012.	2015 10-K	10.b.i(ii)(C)	02/12/2016

Exhibit No.		Incorporated By Reference			Filed Herewith
	Exhibit Description	Form	Exhibit	Filing Date
10.c	Masco Corporation 2014 Long Term Stock Incentive Plan (Amended and Restated May 9, 2016):	10-Q	10.a	07/26/2016
Form of Restricted Stock Award Agreements:
10.c.i	for awards prior to July 1, 2018; and	8-K	10.b	05/06/2014
10.c.ii	for awards on or after July 1, 2018.	2018 10-K	10.c.ii	02/07/2019
10.c.iii	Form of Restricted Stock Unit Award Agreement for awards granted on or after December 17, 2019.	2019 10-K	10.c.iii	02/11/2020
Form of Stock Option Grant Agreements:
10.c.iv	for grants prior to July 1, 2018;	8-K	10.d	05/06/2014
10.c.v	for grants between July 1, 2018 and December 17, 2019; and	2018 10-K	10.c.iv	02/07/2019
10.c.vi	for grants on or after December 17, 2019.	2019 10-K	10.c.vi	02/11/2020
10.c.vii	Form of Long Term Incentive Program Award Agreement for awards prior to December 17, 2019.	2018 10-K	10.c.v	02/07/2019
10.c.viii	Long-Term Incentive Program under Masco Corporation's 2014 Long Term Stock Incentive Plan (December 17, 2019) and form of Performance Restricted Stock Unit Award Agreement thereunder.	10-Q	10.a	04/29/2020
10.c.ix	Non-Employee Directors Equity Program under Masco Corporation's 2014 Long Term Stock Incentive Plan (Amended and Restated May 9, 2016).	10-Q	10.b	07/26/2016
Form of Restricted Stock Award Agreement for Non-Employee Directors:
10.c.x		for Non-Employee Directors for awards prior to July 1, 2018; and	10.c	05/06/2014
10.c.xi	for Non-Employee Directors for awards after July 1, 2018.	2018 10-K	10.c.viii	02/07/2019
10.c.xii	Non-Employee Directors Equity Program under Masco Corporation's 2014 Long Term Stock Incentive Plan (Amended and Restated February 7, 2020).	2019 10-K	10.c.xiii	02/11/2020
10.c.xiii	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors for grants on or after February 7, 2020.	2019 10-K	10.c.xiv	02/11/2020
10.d	Form of Masco Corporation Supplemental Executive Retirement and Disability Plan and amendments thereto for Richard A. Manoogian.	2015 10-K	10.d.i(i)	02/12/2016
10.e	Form of Masco Corporation Supplemental Executive Retirement and Disability Plan and amendments thereto (includes amendment freezing benefit accruals) for John G. Sznewajs.	2015 10-K	10.d.i(ii)	02/12/2016
10.f	Other compensatory arrangements for executive officers.	2016 10-K	10.f	02/09/2017
10.g	Compensation of Non-Employee Directors.	2019 10-K	10.g	02/11/2020
10.h	Masco Corporation Retirement Benefit Restoration Plan effective January 1, 1995 (as amended and restated December 22, 2010), and amendments thereto effective February 6, 2012 and January 1, 2014.	2016 10-K	10.i	02/09/2017
10.i.i	Letter Agreement dated June 29, 2009 between Richard A. Manoogian and Masco Corporation.	2014 10-K	10.k.i	02/13/2015
10.i.ii	Second Amended and Restated Aircraft Time Sharing Agreement dated June 26, 2019 between Richard A. Manoogian and Masco Corporation.	2019 10-K	10.i.ii	02/11/2020

Exhibit No.		Incorporated By Reference			Filed Herewith
	Exhibit Description	Form	Exhibit	Filing Date
10.j	Agreement dated June 18, 2019 between Joe Gross and Masco Corporation.	10-Q	10	07/25/2019
10.k	Severance and Release Agreement dated February 21, 2020, between Masco Corporation and Joseph B. Gross.	10-Q	10.b	04/29/2020
21	List of Subsidiaries.				X
23	Consent of Independent Registered Public Accounting Firm relating to Masco Corporation's Consolidated Financial Statements and Financial Statement Schedule.				X
31.a	Certification by Chief Executive Officer required by Rule 13a-14(a)/15d-14(a).				X
31.b	Certification by Chief Financial Officer required by Rule 13a-14(a)/15d-14(a).				X
32	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.				X
101	The following financial information from Masco Corporation's Annual Report on Form 10-K for the year ended December 31, 2020, formatted in Inline XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Shareholders' Equity, and (vi) Notes to Consolidated Financial Statements.				X
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)				X

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
February 9, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Principal Executive Officer:
/s/ Keith J. Allman	President and Chief Executive Officer and Director
Keith J. Allman
Principal Financial Officer:
/s/ John G. Sznewajs	Vice President, Chief Financial Officer
John G. Sznewajs
Principal Accounting Officer:
/s/ John P. Lindow	Vice President, Controller and Chief Accounting Officer
John P. Lindow
/s/ J. Michael Losh	Chairman of the Board
J. Michael Losh
/s/ Richard A. Manoogian	Chairman Emeritus
Richard A. Manoogian
/s/ Mark R. Alexander	Director
Mark R. Alexander		February 9, 2021
/s/ Marie A. Ffolkes	Director
Marie A. Ffolkes
/s/ Christopher A. O'Herlihy	Director
Christopher A. O'Herlihy
/s/ Donald R. Parfet	Director
Donald R. Parfet
/s/ Lisa A. Payne	Director
Lisa A. Payne
/s/ John C. Plant	Director
John C. Plant
/s/ Charles K. Stevens, III
Charles K. Stevens, III	Director
/s/ Reginald M. Turner, Jr.	Director
Reginald M. Turner, Jr.

MASCO CORPORATION

SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2020, 2019 and 2018

	(In Millions)
Column A	Column B		Column C			Column D		Column E
			Additions
Description	Balance at Beginning of Period		Charged to Costs and Expenses	Charged to Other Accounts		Deductions		Balance at End of Period
Allowances for doubtful accounts, deducted from accounts receivable in the balance sheet:
2020	$5	(a)	$3	$—		$(1)	(b)	$7
2019	$5		$1	$—		$(2)	(b)	$4
2018	$4		$3	$—		$(2)	(b)	$5
Valuation allowance on deferred tax assets:
2020	$38		$—	$2	(c)	$(5)	(d)	$35
2019	$43		$—	$—		$(5)	(d)	$38
2018	$47		$—	$—		$(4)	(e)	$43
______________________________
(a)Includes a $1 million adjustment related to the cumulative effect of adoption of the new credit loss standard (refer to Note A).
(b)Deductions, representing uncollectible accounts written off, less recoveries of accounts written off in prior years.
(c)$2 million net increase in valuation allowance due to currency translation recorded in other comprehensive income (loss).
(d)$5 million net reduction to valuation allowance recorded as an income tax benefit.
(e)$3 million net reduction to valuation allowance recorded as an income tax benefit and $1 million reduction recorded primarily in other comprehensive income (loss).