Form 10-Q
period 2021-03-31
MASCO CORP /DE/
filed 2021-04-28
CIK 62996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
or
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

    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
    ☐ Yes   ☒ No

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at March 31, 2021
Common stock, par value $1.00 per share	253,785,852

MASCO CORPORATION

INDEX

MASCO CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

March 31, 2021 and December 31, 2020
(In Millions, Except Share Data)

	March 31, 2021	December 31, 2020
ASSETS
Current Assets:
Cash and cash investments	$838	$1,326
Receivables	1,305	1,138
Prepaid expenses and other	97	149
Assets held for sale	18	—
Inventories:
Finished goods	601	552
Raw material	252	242
Work in process	95	82
	948	876
Total current assets	3,206	3,489
Property and equipment, net	894	908
Operating lease right-of-use assets	173	166
Goodwill	588	563
Other intangible assets, net	378	357
Other assets	326	294
Assets held for sale	9	—
Total assets	$5,574	$5,777

LIABILITIES
Current Liabilities:
Accounts payable	$925	$893
Notes payable	6	3
Accrued liabilities	803	1,038
Liabilities held for sale	14	—
Total current liabilities	1,748	1,934
Long-term debt	2,955	2,792
Noncurrent operating lease liabilities	157	149
Other liabilities	458	481
Liabilities held for sale	14	—
Total liabilities	5,332	5,356

Commitments and contingencies (Note P)
Redeemable noncontrolling interest	25	—

EQUITY
Masco Corporation's shareholders' equity:
Common shares, par value $1 per share Authorized shares: 1,400,000,000; Issued and outstanding: 2021 – 253,100,000; 2020 – 258,200,000	253	258
Preferred shares authorized: 1,000,000; Issued and outstanding: 2021 and 2020 – None	—	—
Paid-in capital	—	—
Retained (deficit) earnings	(116)	79
Accumulated other comprehensive loss	(154)	(142)
Total Masco Corporation's shareholders' (deficit) equity	(17)	195
Noncontrolling interest	234	226
Total equity	217	421
Total liabilities and equity	$5,574	$5,777
See notes to condensed consolidated financial statements.

MASCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

For the Three Months Ended March 31, 2021 and 2020
(In Millions, Except Per Common Share Data)

	Three Months Ended March 31,
	2021	2020
Net sales	$1,970	$1,581
Cost of sales	1,270	1,034
Gross profit	700	547
Selling, general and administrative expenses	335	322
Operating profit	365	225
Other income (expense), net:
Interest expense	(202)	(35)
Other, net	(6)	(16)
	(208)	(51)
Income from continuing operations before income taxes	157	174
Income tax expense	43	33
Income from continuing operations	114	141
Income from discontinued operations, net	—	397
Net income	114	538
Less: Net income attributable to noncontrolling interest	20	8
Net income attributable to Masco Corporation	$94	$530

Income per common share attributable to Masco Corporation:
Basic:
Income from continuing operations	$.34	$.49
Income from discontinued operations, net	—	1.44
Net income	$.34	$1.93
Diluted:
Income from continuing operations	$.34	$.48
Income from discontinued operations, net	—	1.44
Net income	$.34	$1.92

Amounts attributable to Masco Corporation:
Income from continuing operations	$94	$133
Income from discontinued operations, net	—	397
Net income	$94	$530
See notes to condensed consolidated financial statements.

MASCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

For the Three Months Ended March 31, 2021 and 2020
(In Millions)

	Three Months Ended March 31,
	2021	2020
Net income	$114	$538
Less: Net income attributable to noncontrolling interest	20	8
Net income attributable to Masco Corporation	$94	$530
Other comprehensive income (loss), net of tax (Note L):
Cumulative translation adjustment	$(36)	$(29)
Interest rate swaps	7	—
Pension and other post-retirement benefits	5	5
Other comprehensive (loss), net of tax	(24)	(24)
Less: Other comprehensive (loss) attributable to noncontrolling interest	(12)	(4)
Other comprehensive (loss) attributable to Masco Corporation	$(12)	$(20)
Total comprehensive income	$90	$514
Less: Total comprehensive income attributable to noncontrolling interest	8	4
Total comprehensive income attributable to Masco Corporation	$82	$510

See notes to condensed consolidated financial statements.

MASCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

For the Three Months Ended March 31, 2021 and 2020
(In Millions)

	Three Months Ended March 31,
	2021	2020
CASH FLOWS FROM (FOR) OPERATING ACTIVITIES:
Cash provided by operations	$323	$7
Increase in receivables	(195)	(183)
Increase in inventories	(78)	(21)
(Decrease) increase in accounts payable and accrued liabilities, net	(139)	105
Net cash for operating activities	(89)	(92)

CASH FLOWS FROM (FOR) FINANCING ACTIVITIES:
Retirement of notes	(1,326)	—
Purchase of Company common stock	(303)	(602)
Cash dividends paid	(36)	(37)
Issuance of notes, net of issuance costs	1,481	—
Debt extinguishment costs	(160)	—
Proceeds from the exercise of stock options	—	20
Employee withholding taxes paid on stock-based compensation	(14)	(22)
(Decrease) increase in debt, net	(1)	2
Net cash for financing activities	(359)	(639)

CASH FLOWS FROM (FOR) INVESTING ACTIVITIES:
Capital expenditures	(30)	(24)
Acquisition of business, net of cash acquired	—	(24)
Proceeds from disposition of:
Businesses, net of cash disposed	—	853
Other financial investments	1	1
Other, net	4	1
Net cash (for) from investing activities	(25)	807

Effect of exchange rate changes on cash and cash investments	(13)	(6)

CASH AND CASH INVESTMENTS:
(Decrease) increase for the period	(486)	70
At January 1	1,326	697
At March 31	$840	$767
See notes to condensed consolidated financial statements.

MASCO CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)

For the Three Months Ended March 31, 2021 and 2020
(In Millions, Except Per Common Share Data)

	Total	Common Shares ($1 par value)	Paid-In Capital	Retained (Deficit) Earnings	Accumulated Other Comprehensive (Loss)	Noncontrolling Interest
Balance, January 1, 2020	$(56)	$276	$—	$(332)	$(179)	$179
Cumulative effect of adoption of new credit loss standard	(1)			(1)
Adjusted balance, January 1, 2020	$(57)	$276	$—	$(333)	$(179)	$179
Total comprehensive income (loss)	514			530	(20)	4
Shares issued	11	1	10
Shares retired:
Repurchased	(602)	(14)	(28)	(560)
Surrendered (non-cash)	(13)			(13)
Cash dividends declared	(36)			(36)
Stock-based compensation	18		18
Balance, March 31, 2020	$(165)	$263	$—	$(412)	$(199)	$183

Balance, January 1, 2021	$421	$258	$—	$79	$(142)	$226
Total comprehensive income (loss)	90			94	(12)	8
Shares issued	—	1	(1)
Shares retired:
Repurchased	(303)	(6)	(27)	(270)
Surrendered (non-cash)	(13)			(13)
Redeemable noncontrolling interest - redemption adjustment	(6)			(6)
Stock-based compensation	28		28
Balance, March 31, 2021	$217	$253	$—	$(116)	$(154)	$234

See notes to condensed consolidated financial statements.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

A. ACCOUNTING POLICIES
In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments, of a normal recurring nature, necessary to fairly state our financial position at March 31, 2021, our results of operations, comprehensive income (loss), cash flows and changes in shareholders' equity for the three-month period ended March 31, 2021 and 2020. The condensed consolidated balance sheet at December 31, 2020 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted ("GAAP") in the United States of America.
Recently Adopted Accounting Pronouncements. In January 2020, the Financial Accounting Standards Board ("FASB") issued ASU 2020-01, "Investments—Equity Securities (Topic 321)," "Investments—Equity Method and Joint Ventures (Topic 323)," and "Derivatives and Hedging (Topic 815): Clarifying the Interactions between Topic 321, Topic 323, and Topic 815," which clarifies that an entity should consider observable transactions when either applying or discontinuing the equity method of accounting for the purposes of applying the measurement alternative in accordance with Topic 321. ASU 2020-01 clarifies that for certain forward contracts or purchased options to acquire investments, an entity should not consider whether, upon settlement of the forward contract or exercise of the purchased option, the underlying securities would be accounted for under the equity method or the fair value option. We adopted ASU 2020-01 prospectively beginning on January 1, 2021. The adoption of the standard did not have a material effect on our financial position or results of operations.

B. ACQUISITIONS
In the first quarter of 2021, we acquired a 75.1% equity interest in Easy Sanitary Solutions B.V. ("ESS"), for approximately €47 million ($58 million), including $52 million of cash and $6 million of debt that will be paid out over two years less any pending or settled indemnity matters. These amounts are subject to working capital and other adjustments. The cash payment was made to a third-party notary on December 29, 2020 for the acquisition of this equity interest in advance of the transaction closing on January 4, 2021. ESS is a manufacturer of shower channel drains and offers a wide range of products for barrier-free showering and bathroom wall niches. This business is included in our Plumbing Products segment. In connection with this acquisition, we recognized $32 million of definite-lived intangible assets, primarily related to customer relationships. The definite-lived intangible assets are being amortized on a straight-line basis over a weighted average amortization period of 10 years. We also recognized $35 million of goodwill, which is not tax deductible, and is related primarily to the expected synergies from combining the operations into our business.
The remaining 24.9% equity interest in ESS is subject to a call and put option that is exercisable by us or the sellers, respectively, any time after December 31, 2023. The redemption value of the call and put option is the same and based on a floating EBITDA value. The call and put options were determined to be embedded within the redeemable noncontrolling interest and was recorded as temporary equity in the condensed consolidated balance sheet as of March 31, 2021. We elected to adjust the redeemable noncontrolling interest to its full redemption amount directly into retained earnings.

In the fourth quarter of 2020, we acquired substantially all of the net assets of Kraus USA Inc. ("Kraus"), a designer and distributor of sinks, faucets and accessories for the kitchen and bathroom, for approximately $103 million and an additional cash payment of up to $50 million contingent upon the achievement of certain financial performance metrics for the year ending December 31, 2022. As of the closing date of the acquisition, the contingent consideration was assigned a fair value of approximately $8 million. This business expands our product offerings to our customers and our online presence under the Kraus brand. This business is included in our Plumbing Products segment. In connection with this acquisition, we recognized $25 million of indefinite-lived intangible assets, which is related to trademarks, and $49 million of definite-lived intangible assets, primarily related to customer relationships. The definite-lived intangible assets are being amortized on a straight-line basis over a weighted average amortization period of 10 years. We also recognized $20 million of goodwill, which is generally tax deductible, and is related primarily to the expected synergies from combining the operations into our business. During the three-month period ended March 31, 2021, we revised the allocation of the purchase price to certain identifiable assets and liabilities based on analysis of information as of the acquisition date that has been made available through March 31, 2021, which resulted in a $1 million decrease to goodwill.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

B. ACQUISITIONS (Concluded)
In the fourth quarter of 2020, we acquired substantially all of the net assets of Work Tools International Inc. and Elder & Jenks, LLC (collectively, "Work Tools") for approximately $53 million, including $48 million of cash and $5 million of debt that will be paid out in 18 months less any pending or settled indemnity matters. Work Tools will expand our product offering to our customers as it is a leading manufacturer of high-quality precision painting tools and accessories including brushes, rollers and mini rollers for DIY and professionals. This business is included in our Decorative Architectural Products segment. In connection with this acquisition, we recognized $7 million of indefinite-lived intangible assets, which is related to trademarks, and $27 million of definite-lived intangible assets, primarily related to customer relationships. The definite-lived intangible assets are being amortized on a straight-line basis over a weighted average amortization period of 12 years. We also recognized $7 million of goodwill, which is generally tax deductible, and is related primarily to the expected synergies from combining the operations into our business. The working capital adjustments were finalized with the seller in the first quarter of 2021, resulting in no significant changes.
In the first quarter of 2020, we acquired all of the share capital of SmarTap A.Y Ltd. ("SmarTap") for approximately $24 million in cash. SmarTap is a developer of a smart bathing system that monitors and controls the temperature and flow of water. This acquisition provides an adaptable solution for a wide range of products as it is compatible with showerheads, hand showers, spouts and shower jets. This business is included in our Plumbing Products segment. In connection with this acquisition, we recognized $10 million of definite-lived intangible assets, primarily related to technology, which is being amortized on a straight-line basis over a weighted average amortization period of 5 years. We also recognized $14 million of goodwill, which is not tax deductible, and is related primarily to the expected synergies from combining the operations into our business.

C. DIVESTITURES
In March 2021, we entered into a definitive agreement to sell Hüppe GmbH ("Hüppe"), a manufacturer of shower enclosures and shower trays. The closing of the sale is expected during the second quarter of 2021, subject to customary closing conditions and regulatory approval. We determined that the assets and liabilities for Hüppe met the held for sale criteria. Accordingly, Hüppe's assets and liabilities were classified in the condensed consolidated balance sheet at March 31, 2021 as assets held for sale or liabilities held for sale. Additionally, we ceased recording depreciation and amortization for the held for sale assets upon meeting the held for sale criteria. The sale of Hüppe does not represent a strategic shift that will have a major effect on our operations and financial results so it was not presented as discontinued operations. This business is included in our Plumbing Products segment.
The carrying amount of major classes of assets and liabilities included as part of Hüppe being reported as held for sale, were as follows, in millions:

March 31, 2021
Cash and cash investments	$2
Receivables	7
Prepaid expenses and other	1
Inventories	8
Property and equipment, net	7
Operating lease right-of-use assets	2
Total assets classified as held for sale	$27

Accounts payable	$7
Accrued liabilities	7
Noncurrent operating lease liabilities	1
Other liabilities	13
Total liabilities classified as held for sale	$28

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

C. DIVESTITURES (Concluded)
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
As the sale of Cabinetry represented a strategic shift having a major effect on our operations and financial results, the business was presented in discontinued operations separate from continuing operations for the three months ended March 31, 2020.
The major classes of line items constituting income from discontinued operations, net, in millions:

	Three Months Ended March 31,
	2021	2020
Net sales	$—	$101
Cost of sales	—	78
Gross profit	—	23
Selling, general and administrative expenses	—	32
(Loss) from discontinued operations	—	(9)
Gain on disposal of discontinued operations	—	585
Income before income tax	—	576
Income tax expense	—	(179)
Income from discontinued operations, net	$—	$397

D. REVENUE
Our revenues are derived primarily from sales to customers in North America and Internationally, principally Europe. Net sales from these geographic markets, by segment, were as follows, in millions:

	Three Months Ended March 31, 2021
	Plumbing Products	Decorative Architectural Products	Total
Primary geographic markets:
North America	$808	$721	$1,529
International, principally Europe	441	—	441
Total	$1,249	$721	$1,970

	Three Months Ended March 31, 2020
	Plumbing Products	Decorative Architectural Products	Total
Primary geographic markets:
North America	$632	$626	$1,258
International, principally Europe	323	—	323
Total	$955	$626	$1,581

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

D. REVENUE (Concluded)

Our contract asset balance was $2 million at both March 31, 2021 and December 31, 2020. Our contract liability balance was $27 million and $62 million at March 31, 2021 and December 31, 2020, respectively.
We recognized $1 million and $3 million of revenue for the three-month periods ended March 31, 2021 and 2020, respectively, related to performance obligations settled in previous years.
Changes in the allowance for credit losses deducted from accounts receivable were as follows, in millions:

	Three Months Ended March 31, 2021	Twelve Months Ended December 31, 2020
Balance at January 1	$7	$5
Provision for expected credit losses during the period	1	3
Write-offs charged against the allowance	(1)	(2)
Recoveries of amounts previously written off	1	1
Other (A)	(1)	—
Balance at end of period	$7	$7

(A)    As a result of Hüppe being considered held for sale, $1 million for the three month period ended March 31, 2021 was removed from allowance for credit losses.

E. DEPRECIATION AND AMORTIZATION
 Depreciation and amortization expense was $43 million and $33 million for the three-month periods ended March 31, 2021 and 2020, respectively.

F. GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in the carrying amount of goodwill for the three-month period ended March 31, 2021, by segment, were as follows, in millions:

	Gross Goodwill At March 31, 2021	Accumulated Impairment Losses	Net Goodwill At March 31, 2021
Plumbing Products (A)	$598	$(301)	$297
Decorative Architectural Products	366	(75)	291
Total	$964	$(376)	$588

(A)    As a result of Hüppe being considered held for sale, both gross goodwill and accumulated impairment losses for the Plumbing Products segment were reduced by $39 million.

	Gross Goodwill At December 31, 2020	Accumulated Impairment Losses	Net Goodwill At December 31, 2020	Acquisitions	Other (B)	Net Goodwill At March 31, 2021
Plumbing Products	$613	$(340)	$273	$34	$(10)	$297
Decorative Architectural Products	365	(75)	290	1	—	291
Total	$978	$(415)	$563	$35	$(10)	$588

(B)    Other consists of the effect of foreign currency translation.

The carrying value of our other indefinite-lived intangible assets was $109 million at both March 31, 2021 and December 31, 2020 and principally included registered trademarks. The carrying value of our definite-lived intangible assets was $269 million (net of accumulated amortization of $79 million) and $248 million (net of accumulated amortization of $73 million) at March 31, 2021 and December 31, 2020, respectively, and principally included customer relationships. The increase in our definite-lived intangible assets is primarily a result of our acquisition of ESS.

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

Dividends earned on this investment are included within other income (expense), net in our condensed consolidated statement of operations with a corresponding increase to our basis in the investment. We had dividend income of $3 million for the three-month period ended March 31, 2021. The preferred stock was reported at the carrying value of $149 million and $146 million in other assets in our condensed consolidated balance sheet at March 31, 2021 and December 31, 2020, respectively.

Fair Value of Debt. The fair value of our short-term and long-term fixed-rate debt instruments is based principally upon modeled market prices for the same or similar issues, which are Level 1 inputs. The aggregate estimated market value of our short-term and long-term debt at March 31, 2021 was approximately $3.1 billion, compared with the aggregate carrying value of $3.0 billion. The aggregate estimated market value of our short-term and long-term debt at December 31, 2020 was approximately $3.3 billion, compared with the aggregate carrying value of $2.8 billion.

H. WARRANTY LIABILITY
Changes in our warranty liability were as follows, in millions:

	Three Months Ended March 31, 2021	Twelve Months Ended December 31, 2020
Balance at January 1	$83	$84
Accruals for warranties issued during the period	8	34
Accruals related to pre-existing warranties	—	(3)
Settlements made (in cash or kind) during the period	(8)	(33)
Other, net (including currency translation and acquisitions)	(1)	1
Balance at end of period	$82	$83

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

I. DEBT
On March 4, 2021, we issued $600 million of 1.500% Notes due February 15, 2028, $600 million of 2.000% Notes due February 15, 2031 and $300 million of 3.125% Notes due February 15, 2051. We received proceeds of $1,495 million, net of discount, for the issuance of these Notes. The Notes are senior indebtedness and are redeemable at our option at the applicable redemption price. On March 22, 2021, proceeds from the debt issuances, together with cash on hand, were used to repay and early retire our $326 million 5.950% Notes due March 15, 2022, $500 million 4.450% Notes due April 1, 2025, and $500 million 4.375% Notes due April 1, 2026. In connection with these early retirements, we incurred a loss on debt extinguishment of $168 million, which was recorded as interest expense.

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
The Credit Agreement provides for an unsecured revolving credit facility available to us and one of our foreign subsidiaries, in U.S. dollars, European euros, British Pounds Sterling, Canadian dollars and certain other currencies for revolving credit loans, swingline loans and letters of credit. Borrowings under the revolving credit loans denominated in any agreed upon currency other than U.S. dollars are limited to $500 million, equivalent. We can also borrow swingline loans up to $100 million and obtain letters of credit of up to $25 million; outstanding letters of credit under the Credit Agreement reduce our borrowing capacity. At March 31, 2021, we had no outstanding standby letters of credit under the Credit Agreement.
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
In order for us to borrow under the Credit Agreement, there must not be any default in our covenants in the Credit Agreement (i.e., in addition to the two financial covenants, principally limitations on subsidiary debt, negative pledge restrictions, legal compliance requirements and maintenance of properties and insurance) and our representations and warranties in the Credit Agreement must be true in all material respects on the date of borrowing (i.e., principally no material adverse change or litigation likely to result in a material adverse change, since December 31, 2018, no material ERISA or environmental non-compliance, and no material tax deficiency). We were in compliance with all covenants and no borrowings were outstanding at March 31, 2021.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

J. STOCK-BASED COMPENSATION

Our 2014 Long Term Stock Incentive Plan provides for the issuance of stock-based incentives in various forms to our employees and non-employee Directors. At March 31, 2021, outstanding stock-based incentives were in the form of long-term stock awards, stock options, restricted stock units, performance restricted stock units, and phantom stock awards.

Pre-tax compensation expense included in income from continuing operations for these stock-based incentives was as follows, in millions:

	Three Months Ended March 31,
	2021	2020
Long-term stock awards	$3	$4
Stock options	4	3
Restricted stock units	19	8
Performance restricted stock units	2	1
Phantom stock awards	2	—
Total	$30	$16

Long-Term Stock Awards. Prior to the amendment of our 2014 Long Term Stock Incentive Plan in December 2019, we granted long-term stock awards to our key employees and non-employee Directors. We did not grant shares of long-term stock awards in the three-month periods ended March 31, 2021 and 2020.

Our long-term stock award activity was as follows, shares in millions:

	Three Months Ended March 31,
	2021	2020
Unvested stock award shares at January 1	1	2
Weighted average grant date fair value	$36	$34

Stock award shares vested	—	1
Weighted average grant date fair value	$34	$32

Stock award shares forfeited	—	—
Weighted average grant date fair value	$37	$35

Unvested stock award shares at March 31	1	1
Weighted average grant date fair value	$37	$36

At March 31, 2021 and 2020, there was $18 million and $32 million, respectively, of total unrecognized compensation expense related to unvested stock awards; such awards had a weighted average remaining vesting period of two years and three years at March 31, 2021 and 2020, respectively.

The total market value (at the vesting date) of stock award shares which vested was $26 million and $29 million during the three-month periods ended March 31, 2021 and 2020, respectively.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

J. STOCK-BASED COMPENSATION (Continued)
Stock Options. Stock options are granted to certain key employees.

We granted 331,970 shares of stock options in the three-month period ended March 31, 2021 with a grant date weighted average exercise price of approximately $56 per share.

Our stock option activity was as follows, shares in millions:

	Three Months Ended March 31,
	2021	2020
Option shares outstanding, January 1	2	3
Weighted average exercise price	$33	$27

Option shares granted	1	1
Weighted average exercise price	$56	$48

Option shares exercised	—	1
Aggregate intrinsic value on date of exercise (A)	$—	$22 million
Weighted average exercise price	$—	$17

Option shares forfeited	—	—
Weighted average exercise price	$11	$42

Option shares outstanding, March 31	3	3
Weighted average exercise price	$36	$32
Weighted average remaining option term (in years)	7	7

Option shares vested and expected to vest, March 31	3	3
Weighted average exercise price	$36	$32
Aggregate intrinsic value (A)	$65 million	$14 million
Weighted average remaining option term (in years)	6	7

Option shares exercisable (vested), March 31	2	1
Weighted average exercise price	$30	$26
Aggregate intrinsic value (A)	$51 million	$13 million
Weighted average remaining option term (in years)	5	6

(A)    Aggregate intrinsic value is calculated using our stock price at each respective date, less the exercise price (grant date price), multiplied by the number of shares.

At March 31, 2021 and 2020, there was $6 million and $9 million, respectively, of unrecognized compensation expense (using the Black-Scholes option pricing model at the grant date) related to unvested stock options; such options had a weighted average remaining vesting period of two years and three years at March 31, 2021 and 2020, respectively.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

J. STOCK-BASED COMPENSATION (Concluded)

The weighted average grant date fair value of option shares granted and the assumptions used to estimate those values using a Black-Scholes option pricing model were as follows:

	Three Months Ended March 31,
	2021	2020
Weighted average grant date fair value	$13.61	$10.67
Risk-free interest rate	0.75%	1.53%
Dividend yield	1.67%	1.14%
Volatility factor	30.00%	24.00%
Expected option life	6 years	6 years
Restricted Stock Units. Restricted stock units are granted to our key employees and non-employee Directors. These grants did not cause net share dilution due to our practice of repurchasing and retiring an equal number of shares in the open market.

We granted 635,840 restricted stock units in the three-month period ended March 31, 2021 with a weighted average grant date fair value of $56 per share. In the three-month period ended March 31, 2021, 126,295 shares were issued and 8,789 restricted stock units were forfeited. During the three-month period ended March 31, 2020, we granted 394,970 restricted stock units with a grant date fair value of approximately $47 per share and 4,760 restricted stock units were forfeited.

At March 31, 2021 and 2020, there was $23 million and $10 million, respectively, of unrecognized compensation expense related to unvested restricted stock units; such units had a weighted average remaining vesting period of two years and three years at March 31, 2021 and 2020, respectively.

The total market value (at the vesting date) of restricted stock units which vested was $7 million during the three-month period ended March 31, 2021.

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

During the three-month period ended March 31, 2021, we granted 85,360 performance restricted stock units with a grant date fair value of approximately $53 per share and 104,757 shares were issued. No performance restricted stock units were forfeited during the three-month period ended March 31, 2021. During the three-month period ended March 31, 2020, we granted 133,390 performance restricted stock units with a grant date fair value of approximately $34 per share and 151,724 shares were issued.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

K. EMPLOYEE RETIREMENT PLANS
Net periodic pension cost for our defined-benefit pension plans, with the exception of service cost, is recorded in other income (expense), net, in our condensed consolidated statement of operations. Net periodic pension cost for our defined-benefit pension plans was as follows, in millions:

	Three Months Ended March 31,
	2021		2020
	Qualified	Non-Qualified	Qualified	Non-Qualified
Service cost	$1	$—	$1	$—
Interest cost	8	1	6	1
Expected return on plan assets	(4)	—	(6)	—
Amortization of net loss	6	1	6	1
Net periodic pension cost	$11	$2	$7	$2

As of January 1, 2010, substantially all of our domestic and foreign qualified and domestic non-qualified defined-benefit pension plans were frozen to future benefit accruals. In December 2019, our Board of Directors approved the termination of our qualified domestic defined-benefit pension plans. These plans are expected to be settled in the second quarter of 2021.

L. RECLASSIFICATIONS FROM ACCUMULATED OTHER COMPREHENSIVE LOSS

The reclassifications from accumulated other comprehensive loss to the condensed consolidated statements of operations were as follows, in millions:

	Amounts Reclassified
Accumulated Other Comprehensive Loss	Three Months Ended March 31,		Statement of Operations Line Item
	2021	2020
Amortization of defined-benefit pension and other post-retirement benefits:
Actuarial losses, net	$7	$7	Other income (expense), net
Tax (benefit)	(2)	(2)
Net of tax	$5	$5

Interest rate swaps (A)	$2	$—	Interest expense
Tax expense	5	—
Net of tax	$7	$—

(A)    Upon full repayment and retirement of the 5.950% Notes due March 15, 2022 in the first quarter of 2021, we recognized the remaining interest rate swap loss and related disproportionate tax expense.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

M. SEGMENT INFORMATION

Information by segment and geographic area was as follows, in millions:

	Three Months Ended March 31,
	2021	2020	2021	2020
	Net Sales (A)		Operating Profit (Loss)
Operations by segment:
Plumbing Products	$1,249	$955	$252	$157
Decorative Architectural Products	721	626	142	95
Total	$1,970	$1,581	$394	$252
Operations by geographic area:
North America	$1,529	$1,258	$308	$210
International, principally Europe	441	323	86	42
Total	$1,970	$1,581	394	252
General corporate expense, net			(29)	(27)
Operating profit			365	225
Other income (expense), net			(208)	(51)
Income from continuing operations before income taxes			$157	$174

(A)    Inter-segment sales were not material.

N. OTHER INCOME (EXPENSE), NET

Other, net, which is included in other income (expense), net, was as follows, in millions:

	Three Months Ended March 31,
	2021	2020
Income from cash and cash investments	$—	$1
Equity investment income, net	2	—
Foreign currency transaction losses	—	(9)
Net periodic pension and post-retirement benefit cost	(11)	(8)
Dividend income	3	—
Total other, net	$(6)	$(16)

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

O. INCOME PER COMMON SHARE

Reconciliations of the numerators and denominators used in the computations of basic and diluted income per common share were as follows, in millions:

	Three Months Ended March 31,
	2021	2020
Numerator (basic and diluted):
Income from continuing operations	$94	$133
Less: Allocation to redeemable noncontrolling interest	6	—
Less: Allocation to unvested restricted stock awards	—	1
Income from continuing operations attributable to common shareholders	88	132

Income from discontinued operations, net	—	397
Less: Allocation to unvested restricted stock awards	—	3
Income from discontinued operations, net attributable to common shareholders	—	394

Net income attributable to common shareholders	$88	$526

Denominator:
Basic common shares (based upon weighted average)	256	273
Add: Stock option dilution	1	1
Diluted common shares	257	274

For the three-month period ended March 31, 2021, we allocated undistributed earnings to the unvested restricted stock awards. For the three-month period ended March 31, 2020, we allocated dividends and undistributed earnings to the unvested restricted stock awards.

Additionally, 188,000 and 582,000 common shares for the three-month periods ended March 31, 2021 and 2020, respectively, related to stock options, and 7,000 restricted stock units for the three-month period ended March 31, 2020 were excluded from the computation of diluted income per common share due to their antidilutive effect.

Effective February 10, 2021, our Board of Directors authorized the repurchase, for retirement, of up to $2.0 billion of shares of our common stock in open-market transactions or otherwise, replacing the previous Board of Directors authorization established in 2019. In the first three months of 2021, we repurchased and retired 5.5 million shares of our common stock (including 0.6 million shares to offset the dilutive impact of restricted stock units granted in the first three months of the year), for approximately $303 million. At March 31, 2021, we had $1.9 billion remaining under the 2021 authorization.

On the basis of amounts paid (declared), cash dividends per common share were $0.140 for the three-month period ended March 31, 2021 and $0.135 ($0.135) for the three-month period ended March 31, 2020, respectively.

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

Q. INCOME TAXES

Our effective tax rate was 27 percent and 19 percent for the three-month periods ended March 31, 2021 and 2020, respectively. The increase in the rate was primarily due to a $5 million income tax expense from the elimination of a disproportionate tax effect from accumulated other comprehensive loss, relating to our interest rate swap, following the retirement of the related debt in March 2021 and a $5 million increase to income tax expense from an anticipated loss on the termination of our qualified domestic defined-benefit pension plans in 2021 providing no tax benefit in certain jurisdictions. The increase in the rate was also due to an additional $4 million income tax benefit on stock-based compensation, recognized in the first quarter of 2020.

MASCO CORPORATION
Item 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FIRST QUARTER 2021 VERSUS FIRST QUARTER 2020
SALES AND OPERATIONS

The following table sets forth our net sales and operating profit (loss) by business segment and geographic area, dollars in millions:

	Three Months Ended March 31,		Percent Change
	2021	2020	2021	vs.	2020
Net Sales:
Plumbing Products	$1,249	$955	31%
Decorative Architectural Products	721	626	15%
Total	$1,970	$1,581	25%

North America	$1,529	$1,258	22%
International, principally Europe	441	323	37%
Total	$1,970	$1,581	25%

	Three Months Ended March 31,
	2021	2020
Operating Profit (Loss): (A)
Plumbing Products	$252	$157
Decorative Architectural Products	142	95
Total	$394	$252

North America	$308	$210
International, principally Europe	86	42
Total	394	252
General corporate expense, net	(29)	(27)
Operating profit	$365	$225

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

The following discussion of consolidated results of operations and segment and geographic results refers to the three-month period ended March 31, 2021 compared to the same period of 2020.

NET SALES

Net sales increased 25 percent for the three-month period ended March 31, 2021. Excluding acquisitions and the effect of currency translation, net sales increased 19 percent for the three-month period ended March 31, 2021. The following table reconciles reported net sales to net sales, excluding acquisitions and the effect of currency translation, in millions:

	Three Months Ended March 31,
	2021	2020
Net sales, as reported	$1,970	$1,581
Acquisitions	(57)	—
Net sales, excluding acquisitions	1,913	1,581
Currency translation	(38)	—
Net sales, excluding acquisitions and the effect of currency translation	$1,875	$1,581

North American net sales increased 22 percent for the three-month period ended March 31, 2021. Higher sales volume of plumbing products, paints and other coating products, builders' hardware products and lighting products, in aggregate, increased sales by 19 percent for the three-month period. The acquisitions of Kraus and Work Tools increased sales by four percent for the three-month period. Favorable currency translation increased sales by one percent. Such increases were slightly offset by unfavorable net selling prices of paints and other coating products and plumbing products, which decreased sales by two percent.

International net sales increased 37 percent for the three-month period ended March 31, 2021. In local currencies (including sales in currencies outside their respective functional currencies), net sales increased 27 percent. Higher sales volume and, to a lesser extent, favorable sales mix of plumbing products increased sales by 23 percent for the three-month period. The acquisition of ESS increased sales by three percent for the three-month period.

Net sales in the Plumbing Products segment increased 31 percent for the three-month period ended March 31, 2021. Higher sales volume increased sales by 21 percent and favorable sales mix increased sales by two percent for the three-month period. The acquisitions of Kraus and ESS increased sales by five percent and favorable foreign currency translation further increased sales by four percent for the three-month period. Such increases were slightly offset by unfavorable net selling prices, which decreased sales by one percent.

Net sales in the Decorative Architectural Products segment increased 15 percent for the three-month period ended March 31, 2021, due mostly to higher sales volume of paints and other coating products, and to a lesser extent, builders' hardware and lighting products. The Work Tools acquisition increased sales by two percent for the three-month period. Such increases were partially offset by unfavorable net selling prices of paints and other coating products and lighting products for the three-month period.

OPERATING PROFIT

Our gross profit margin was 35.5 percent for the three-month period ended March 31, 2021 compared to 34.6 percent for the comparable period of 2020. Gross profit margins for the three-month period ended March 31, 2021 were positively impacted by increased sales volume and cost savings initiatives. Such increases were partially offset by unfavorable net selling prices.

Selling, general and administrative expenses, as a percentage of sales, was 17.0 percent for the three-month period ended March 31, 2021 compared to 20.4 percent for the comparable period of 2020. Selling, general and administrative expenses were positively impacted by cost containment activities, including reduced expenses resulting from the COVID-19 pandemic and leverage of fixed expenses due primarily to increased sales volume.

Operating profit in the Plumbing Products segment for the three-month period ended March 31, 2021 was positively impacted by increased sales volume, as well as cost savings initiatives, including reduced expenses resulting from the COVID-19 pandemic and favorable foreign currency translation. These positive impacts were partially offset by lower net selling prices and increased commodity costs and wages.

Operating profit in the Decorative Architectural Products segment for the three-month period ended March 31, 2021 benefited primarily from increased sales volume, as well as cost savings initiatives, including reduced expenses resulting from the COVID-19 pandemic. These positive impacts were partially offset by lower net selling prices.

OTHER INCOME (EXPENSE), NET

Interest expense for the three-month period ended March 31, 2021 was $202 million compared to $35 million for the three-month period ended March 31, 2020. The increase is due primarily to the $168 million loss on debt extinguishment which was recorded as additional interest expense in connection with the early retirement of debt in the first quarter of 2021.

Other, net, for the three-month period ended March 31, 2021 included $11 million of net periodic pension and post-retirement benefit cost, partially offset by $3 million of dividend income related to preferred stock of ACProducts Holding, Inc., and $2 million of earnings related to equity method investments. Other, net, for the three-month period ended March 31, 2020 included $9 million of foreign currency transaction losses and $8 million of net periodic pension and post-retirement benefit cost.

INCOME TAXES

Our effective tax rate of 27 percent for the three-month period ended March 31, 2021 was higher than our normalized tax rate of 25 percent. The increase was due primarily to a $5 million income tax expense from the elimination of a disproportionate tax effect from accumulated other comprehensive loss, relating to our interest rate swap, following the retirement of the related debt in March 2021 and a $5 million increase to income tax expense from an anticipated loss on the termination of our qualified domestic defined-benefit pension plans in 2021 providing no tax benefit in certain jurisdictions. The increased income tax expense was partially offset by an additional $5 million state income tax benefit from a reduction in the liability for uncertain tax positions resulting from the expiration of statutes of limitation in the first quarter of 2021.

Our effective tax rate of 19 percent for the three-month period ended March 31, 2020 was lower than our normalized tax rate of 25 percent due primarily to an additional $6 million income tax benefit on stock-based compensation and an additional $4 million state income tax benefit from a reduction in the liability for uncertain tax positions resulting from the expiration of statutes of limitation in the first quarter of 2020.

INCOME AND INCOME PER COMMON SHARE FROM CONTINUING OPERATIONS — ATTRIBUTABLE TO MASCO CORPORATION

Income from continuing operations for the three-month period ended March 31, 2021 was $94 million compared to $133 million for the comparable period of 2020. Diluted income per common share for the three-month period ended March 31, 2021 was $0.34 per common share, compared with $0.48 per common share for the comparable period of 2020.

OTHER FINANCIAL INFORMATION

Our current ratio was 1.8 to 1 at both March 31, 2021 and December 31, 2020.

For the three-month period ended March 31, 2021, net cash used for operating activities was $89 million.

For the three-month period ended March 31, 2021, net cash used for financing activities was $359 million, primarily due to $1,326 million for the early retirement of our 5.950% Notes due March 15, 2022, 4.450% Notes due April 1, 2025, and 4.375% Notes due April 1, 2026 and $160 million of related debt extinguishment costs. Net cash used for financing activities was also impacted by $303 million for the repurchase and retirement of our common stock (including 0.6 million shares repurchased to offset the dilutive impact of restricted stock units granted in 2021), $36 million for the payment of cash dividends, and $14 million for employee withholding taxes paid on stock-based compensation. These uses of cash were partially offset by proceeds, net of issuance costs, of $1,481 million due to the issuances of $600 million of 1.500% Notes due February 15, 2028, $600 million of 2.000% Notes due February 15, 2031 and $300 million of 3.125% Notes due February 15, 2051.

For the three-month period ended March 31, 2021, net cash used for investing activities was $25 million, comprised primarily of $30 million for capital expenditures.

Our cash and cash investments were $838 million and $1.3 billion at March 31, 2021 and December 31, 2020, respectively. Our cash and cash investments consist of overnight interest-bearing money market demand accounts, time deposit accounts, and money market mutual funds containing government securities and treasury obligations.

Of the $838 million and $1.3 billion of cash and cash investments held at March 31, 2021 and December 31, 2020, $338 million and $385 million, respectively, was held in our foreign subsidiaries. If these funds were needed for our operations in the U.S., their repatriation into the U.S. would not result in significant additional U.S. income tax or foreign withholding tax, as we have recorded such taxes on substantially all undistributed foreign earnings, except for those that are legally restricted.

On March 4, 2021, we issued $600 million of 1.500% Notes due February 15, 2028, $600 million of 2.000% Notes due February 15, 2031 and $300 million of 3.125% Notes due February 15, 2051. We received proceeds of $1,495 million, net of discount, for the issuance of these Notes. The Notes are senior indebtedness and are redeemable at our option at the applicable redemption price. On March 22, 2021, proceeds from the debt issuances, together with cash on hand, were used to repay and early retire our $326 million 5.950% Notes due March 15, 2022, $500 million 4.450% Notes due April 1, 2025, and $500 million 4.375% Notes due April 1, 2026. In connection with these early retirements, we incurred a loss on debt extinguishment of $168 million, which was recorded as interest expense.

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

The Credit Agreement contains financial covenants requiring us to maintain (A) a net leverage ratio, as adjusted for certain items, not exceeding 4.0 to 1.0, and (B) a minimum interest coverage ratio, as adjusted for certain items, not less than 2.5 to 1.0.  We were in compliance with all covenants and no borrowings were outstanding under our Credit Agreement at March 31, 2021.

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

All outstanding payments owed under the program are recorded within accounts payable in our condensed consolidated balance sheets. The amounts owed to participating financial institutions under the program and included in accounts payable for our continuing operations were $44 million and $45 million at March 31, 2021 and December 31, 2020, respectively. We account for all payments made under the program as a reduction to our cash flows from operations and reported within our (decrease) increase in accounts payable and accrued liabilities, net, line within our condensed consolidated statements of cash flows. The amounts settled through the program and paid to participating financial institutions were $46 million and $30 million for our continuing operations during the three-month periods ended March 31, 2021 and 2020, respectively. A downgrade in our credit rating or changes in the financial markets could limit the financial institutions’ willingness to commit funds to, and participate in, the program. We do not believe such risk would have a material impact on our working capital or cash flows, as substantially all of our payments are made outside of the program.

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
COVID-19 IMPACT AND RESPONSE
During 2020, certain aspects of our businesses were adversely affected by the COVID-19 pandemic. Many, but not all, of our businesses remained operating because the products we provide are critical to infrastructure sectors and day-to-day operations of homes and businesses in our communities as defined by applicable local orders. Operational activity that was previously slowed at certain of our facilities, as a result of the pandemic and governmental orders, largely resumed operations at normal capacities enabling them to progress on the fulfillment of production backlogs that developed as well as to meet current consumer demand, which has continued to be strong in the first quarter of 2021. Finally, we have and may continue to experience supply chain disruptions, particularly disruptions related to our ability to source plumbing, lighting and builders’ hardware products.

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

OUTLOOK FOR THE COMPANY

We continue to execute our strategies of leveraging our strong brand portfolio, industry-leading positions and the Masco Operating System, our methodology to drive growth and productivity, to create long-term shareholder value. We remain confident in the fundamentals of our business and long-term strategy. We believe that our strong financial position and cash flow generation, together with our investments in our industry-leading branded building products, our continued focus on innovation and disciplined capital allocation, will allow us to drive long-term growth and create value for our shareholders.

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

MASCO CORPORATION
Item 4.
CONTROLS AND PROCEDURES

a.     Evaluation of Disclosure Controls and Procedures.

The Company’s principal executive officer and principal financial officer have concluded, based on an evaluation of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15 that, as of March 31, 2021, the Company's disclosure controls and procedures were effective.

b.     Changes in Internal Control over Financial Reporting.

In connection with the evaluation of the Company's internal control over financial reporting that occurred during the quarter ended March 31, 2021, which is required under the Securities Exchange Act of 1934 by paragraph (d) of Exchange Rules 13a-15 or 15d-15 (as defined in paragraph (f) of Rule 13a-15), management determined that there was no change that materially affected or is reasonably likely to materially affect internal control over financial reporting.

MASCO CORPORATION

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

Information regarding legal proceedings involving us is set forth in Note P to our condensed consolidated financial statements included in Part I, Item 1 of this Report and is incorporated herein by reference.

Item 1A. Risk Factors

There have been no material changes to the risk factors of the Company set forth in Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding the repurchase of our common stock for the three-month period ended March 31, 2021 under the 2019 share repurchase authorization:

Period	Total Number Of Shares Purchased	Average Price Paid Per Common Share	Total Number Of Shares Purchased As Part Of Publicly Announced Plans or Programs (A)	Maximum Value Of Shares That May Yet Be Purchased Under The Plans Or Programs
1/1/21 - 1/31/21	2,031,375	$55.45	2,031,375	661,594,923
2/1/21 - 2/9/21	742,102	$55.93	742,102	620,087,704
Total for the quarter	2,773,477	$55.58	2,773,477	620,087,704

(A)    In September 2019, our Board of Directors authorized the repurchase, for retirement, of up to $2.0 billion of shares of our common stock in open-market transactions or otherwise. This authorization was replaced in February 2021.

The following table provides information regarding the repurchase of our common stock for the three-month period ended March 31, 2021 under the 2021 share repurchase authorization:

Period	Total Number Of Shares Purchased	Average Price Paid Per Common Share	Total Number Of Shares Purchased As Part Of Publicly Announced Plans or Programs (A)	Maximum Value Of Shares That May Yet Be Purchased Under The Plans Or Programs
2/10/21 - 2/28/21	1,757,968	$54.05	1,757,968	1,904,983,216
3/1/21 - 3/31/21	1,000,029	$54.22	1,000,029	1,850,760,865
Total for the quarter	2,757,997	$54.11	2,757,997	1,850,760,865

(A)    Effective February 10, 2021, our Board of Directors authorized the repurchase, for retirement, of up to $2.0 billion of shares of our common stock in open-market transactions or otherwise, replacing the previous Board of Directors authorization established in 2019.

MASCO CORPORATION

PART II.  OTHER INFORMATION, Continued

Item 6. Exhibits

4.1	–	Resolutions establishing the terms of the 1.500% Notes Due 2028 and form of global note. Incorporated by reference to Exhibit 4.1 to Masco Corporation’s Current Report on Form 8-K dated and filed on March 4, 2021.

4.2	–	Resolutions establishing the terms of the 2.000% Notes Due 2031 and form of global note. Incorporated by reference to Exhibit 4.2 to Masco Corporation’s Current Report on Form 8-K dated and filed on March 4, 2021.

4.3	–	Resolutions establishing the terms of the 3.125% Notes Due 2051 and form of global note. Incorporated by reference to Exhibit 4.3 to Masco Corporation’s Current Report on Form 8-K dated and filed on March 4, 2021.

31a	–	Certification by Chief Executive Officer Required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934

31b	–	Certification by Chief Financial Officer Required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934

32	–	Certification Required by Rule 13a-14(b) or 15d-14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code

101	–	The following financial information from Masco Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Shareholders' Equity, and (vi) Notes to Condensed Consolidated Financial Statements.

104	–	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

MASCO CORPORATION

PART II.  OTHER INFORMATION, Concluded

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MASCO CORPORATION

By:	/s/ John G. Sznewajs
Name:	John G. Sznewajs
Title:	Vice President, Chief Financial Officer

April 28, 2021