Form 10-Q
period 2021-06-30
MASCO CORP /DE/
filed 2021-07-29
CIK 62996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
or
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

    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
    ☐ Yes   ☒ No

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at June 30, 2021
Common stock, par value $1.00 per share	247,162,958

MASCO CORPORATION

INDEX

MASCO CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

June 30, 2021 and December 31, 2020
(In Millions, Except Share Data)

	June 30, 2021	December 31, 2020
ASSETS
Current Assets:
Cash and cash investments	$769	$1,326
Receivables	1,352	1,138
Prepaid expenses and other	117	149
Inventories:
Finished goods	610	552
Raw material	311	242
Work in process	100	82
	1,021	876
Total current assets	3,259	3,489
Property and equipment, net	896	908
Operating lease right-of-use assets	169	166
Goodwill	592	563
Other intangible assets, net	372	357
Other assets	135	294
Total assets	$5,423	$5,777

LIABILITIES
Current Liabilities:
Accounts payable	$1,021	$893
Notes payable	10	3
Accrued liabilities	747	1,038
Total current liabilities	1,778	1,934
Long-term debt	2,950	2,792
Noncurrent operating lease liabilities	152	149
Other liabilities	458	481
Total liabilities	5,338	5,356

Commitments and contingencies (Note P)
Redeemable noncontrolling interest	25	—

EQUITY
Masco Corporation's shareholders' equity:
Common shares, par value $1 per share Authorized shares: 1,400,000,000; Issued and outstanding: 2021 – 246,500,000; 2020 – 258,200,000	247	258
Preferred shares authorized: 1,000,000; Issued and outstanding: 2021 and 2020 – None	—	—
Paid-in capital	—	—
Retained (deficit) earnings	(640)	79
Accumulated other comprehensive income (loss)	239	(142)
Total Masco Corporation's shareholders' (deficit) equity	(154)	195
Noncontrolling interest	214	226
Total equity	60	421
Total liabilities and equity	$5,423	$5,777
See notes to condensed consolidated financial statements.

MASCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

For the Three and Six Months Ended June 30, 2021 and 2020
(In Millions, Except Per Common Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net sales	$2,179	$1,764	$4,149	$3,345
Cost of sales	1,388	1,136	2,658	2,170
Gross profit	791	628	1,491	1,175
Selling, general and administrative expenses	354	289	689	611
Operating profit	437	339	802	564
Other income (expense), net:
Interest expense	(25)	(35)	(227)	(70)
Other, net	(415)	(2)	(421)	(18)
	(440)	(37)	(648)	(88)
(Loss) income from continuing operations before income taxes	(3)	302	154	476
Income tax expense	12	82	55	115
(Loss) income from continuing operations	(15)	220	99	361
Income from discontinued operations, net	—	14	—	411
Net (loss) income	(15)	234	99	772
Less: Net income attributable to noncontrolling interest	21	10	41	18
Net (loss) income attributable to Masco Corporation	$(36)	$224	$58	$754

(Loss) income per common share attributable to Masco Corporation:
Basic:
(Loss) income from continuing operations	$(0.14)	$0.80	$0.21	$1.27
Income from discontinued operations, net	—	0.05	—	1.53
Net (loss) income	$(0.14)	$0.85	$0.21	$2.80
Diluted:
(Loss) income from continuing operations	$(0.14)	$0.80	$0.20	$1.27
Income from discontinued operations, net	—	0.05	—	1.53
Net (loss) income	$(0.14)	$0.85	$0.20	$2.80

Amounts attributable to Masco Corporation:
(Loss) income from continuing operations	$(36)	$210	$58	$343
Income from discontinued operations, net	—	14	—	411
Net (loss) income	$(36)	$224	$58	$754
See notes to condensed consolidated financial statements.

MASCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

For the Three and Six Months Ended June 30, 2021 and 2020
(In Millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net (loss) income	$(15)	$234	$99	$772
Less: Net income attributable to noncontrolling interest	21	10	41	18
Net (loss) income attributable to Masco Corporation	$(36)	$224	$58	$754
Other comprehensive income (loss), net of tax (Note L):
Cumulative translation adjustment	$37	$12	$1	$(17)
Interest rate swaps	—	1	7	1
Pension and other post-retirement benefits	358	5	363	10
Other comprehensive income (loss), net of tax	395	18	371	(6)
Less: Other comprehensive income (loss) attributable to noncontrolling interest	2	3	(10)	(1)
Other comprehensive income (loss) attributable to Masco Corporation	$393	$15	$381	$(5)
Total comprehensive income	$380	$252	$470	$766
Less: Total comprehensive income attributable to noncontrolling interest	23	13	31	17
Total comprehensive income attributable to Masco Corporation	$357	$239	$439	$749

See notes to condensed consolidated financial statements.

MASCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

For the Six Months Ended June 30, 2021 and 2020
(In Millions)

	Six Months Ended June 30,
	2021	2020
CASH FLOWS FROM (FOR) OPERATING ACTIVITIES:
Cash provided by operations	$610	$283
Increase in receivables	(238)	(342)
Increase in inventories	(147)	(12)
Increase in accounts payable and accrued liabilities, net	14	361
Net cash from operating activities	239	290

CASH FLOWS FROM (FOR) FINANCING ACTIVITIES:
Retirement of notes	(1,326)	—
Purchase of Company common stock	(750)	(602)
Cash dividends paid	(96)	(73)
Dividends paid to noncontrolling interest	(43)	(23)
Issuance of notes, net of issuance costs	1,481	—
Debt extinguishment costs	(160)	—
Proceeds from the exercise of stock options	1	21
Employee withholding taxes paid on stock-based compensation	(14)	(22)
(Decrease) increase in debt, net	(2)	5
Net cash for financing activities	(909)	(694)

CASH FLOWS FROM (FOR) INVESTING ACTIVITIES:
Capital expenditures	(53)	(45)
Acquisition of businesses, net of cash acquired	(1)	(24)
Proceeds from disposition of:
Businesses, net of cash disposed	5	865
Other financial investments	168	1
Other, net	3	2
Net cash from investing activities	122	799

Effect of exchange rate changes on cash and cash investments	(9)	(3)

CASH AND CASH INVESTMENTS:
(Decrease) increase for the period	(557)	392
At January 1	1,326	697
At June 30	$769	$1,089
See notes to condensed consolidated financial statements.

MASCO CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)

For the Three and Six Months Ended June 30, 2021 and 2020
(In Millions, Except Per Common Share Data)

	Total	Common Shares ($1 par value)	Paid-In Capital	Retained (Deficit) Earnings	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interest
Balance, January 1, 2020	$(56)	$276	$—	$(332)	$(179)	$179
Cumulative effect of adoption of new credit loss standard	(1)	—	—	(1)	—	—
Adjusted balance, January 1, 2020	$(57)	$276	$—	$(333)	$(179)	$179
Total comprehensive income (loss)	514	—	—	530	(20)	4
Shares issued	11	1	10	—	—	—
Shares retired:
Repurchased	(602)	(14)	(28)	(560)	—	—
Surrendered (non-cash)	(13)	—	—	(13)	—	—
Cash dividends declared	(36)	—	—	(36)	—	—
Stock-based compensation	18	—	18	—	—	—
Balance, March 31, 2020	$(165)	$263	$—	$(412)	$(199)	$183
Total comprehensive income	252	—	—	224	15	13
Shares retired:
Repurchased	—	(3)	3	—	—	—
Cash dividends declared	(35)	—	—	(35)	—	—
Dividends paid to noncontrolling interest	(23)	—	—	—	—	(23)
Stock-based compensation	8	—	8	—	—	—
Balance, June 30, 2020	$37	$260	$11	$(223)	$(184)	$173

MASCO CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited) (Concluded)

For the Three and Six Months Ended June 30, 2021 and 2020
(In Millions, Except Per Common Share Data)

	Total	Common Shares ($1 par value)	Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interest
Balance, January 1, 2021	$421	$258	$—	$79	$(142)	$226
Total comprehensive income (loss)	90	—	—	94	(12)	8
Shares issued	—	1	(1)	—	—	—
Shares retired:
Repurchased	(303)	(6)	(27)	(270)	—	—
Surrendered (non-cash)	(13)	—	—	(13)	—	—
Redeemable noncontrolling interest - redemption adjustment	(6)	—	—	(6)	—	—
Stock-based compensation	28	—	28	—	—	—
Balance, March 31, 2021	$217	$253	$—	$(116)	$(154)	$234
Total comprehensive income (loss)	380	—	—	(36)	393	23
Shares retired:
Repurchased	(447)	(6)	(12)	(429)	—	—
Cash dividends declared	(59)	—	—	(59)	—	—
Dividends paid to noncontrolling interest	(43)	—	—	—	—	(43)
Stock-based compensation	12	—	12	—	—	—
Balance, June 30, 2021	$60	$247	$—	$(640)	$239	$214
See notes to condensed consolidated financial statements.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

A. ACCOUNTING POLICIES
In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments, of a normal recurring nature, necessary to fairly state our financial position at June 30, 2021, our results of operations and comprehensive income (loss) for the three and six months ended June 30, 2021 and 2020, cash flows for the six months ended June 30, 2021 and 2020 and changes in shareholders' equity for the three and six months ended June 30, 2021 and 2020. The condensed consolidated balance sheet at December 31, 2020 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted ("GAAP") in the United States of America.
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

Recently Issued Accounting Pronouncements. In August 2020, the FASB issued ASU 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity.” ASU 2020-06 simplifies the accounting for convertible instruments by reducing the number of accounting models for convertible debt instruments and convertible preferred stock. ASU 2020-06 is effective for us for annual periods beginning January 1, 2022. We are currently reviewing the provisions of this pronouncement and the impact, if any, the adoption of this guidance has on our financial position or results of operations. The effect will largely depend on the composition and terms of the financial instruments at the time of adoption.

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
The remaining 24.9% equity interest in ESS is subject to a call and put option that is exercisable by us or the sellers, respectively, any time after December 31, 2023. The redemption value of the call and put option is the same and based on a floating EBITDA value. The call and put options were determined to be embedded within the redeemable noncontrolling interest and were recorded as temporary equity in the condensed consolidated balance sheet at June 30, 2021. We elected to adjust the redeemable noncontrolling interest to its full redemption amount directly into retained (deficit) earnings.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

B. ACQUISITIONS (Concluded)

In the fourth quarter of 2020, we acquired substantially all of the net assets of Kraus USA Inc. ("Kraus"), a designer and distributor of sinks, faucets and accessories for the kitchen and bathroom, for approximately $103 million and an additional cash payment of up to $50 million, contingent upon the achievement of certain financial performance metrics for the year ending December 31, 2022. As of the closing date of the acquisition, the contingent consideration was assigned a fair value of approximately $8 million. This business expands our product offerings to our customers and our online presence under the Kraus brand. This business is included in our Plumbing Products segment. In connection with this acquisition, we recognized $25 million of indefinite-lived intangible assets, which is related to trademarks, and $49 million of definite-lived intangible assets, primarily related to customer relationships. The definite-lived intangible assets are being amortized on a straight-line basis over a weighted average amortization period of 10 years. We also recognized $20 million of goodwill, which is generally tax deductible, and is related primarily to the expected synergies from combining the operations into our business. During the first quarter of 2021, we revised the allocation of the purchase price to certain identifiable assets and liabilities based on analysis of information as of the acquisition date, which resulted in a $1 million decrease to goodwill. The working capital adjustments were finalized with the seller in the second quarter of 2021, resulting in no significant changes.
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

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

C. DIVESTITURES
On May 31, 2021, we completed the divestiture of our Hüppe GmbH ("Hüppe") business, a manufacturer of shower enclosures and shower trays. In connection with the divestiture, we recognized a loss of $18 million for the three and six months ended June 30, 2021, which is included in other, net in our condensed consolidated statements of operations. This loss resulted primarily from the recognition of $23 million of currency translation losses that were previously included within accumulated other comprehensive income (loss). The sale of Hüppe does not represent a strategic shift that will have a major effect on our operations and financial results and therefore was not presented as discontinued operations. Prior to the divestiture, the results of the business were included in our Plumbing Products segment.
On November 6, 2019, we completed the divestiture of our Milgard Windows and Doors business ("Milgard"), a manufacturer and distributor of windows and doors for proceeds of approximately $720 million, net of cash disposed. During the three and six months ended June 30, 2020, a $17 million pre-tax post-closing adjustment related to the finalization of working capital items was recorded to income from discontinued operations, net in the condensed consolidated statements of operations, as a gain on the divestiture of Milgard. Of the $17 million, we received $12 million in cash as of June 30, 2020, which is presented in investing activities on the condensed consolidated statement of cash flow as proceeds from disposition of businesses, net of cash disposed. The remaining $5 million was received in five monthly installments throughout the remainder of 2020.
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
As the sale of Milgard and Cabinetry represented a strategic shift having a major effect on our operations and financial results, these businesses were presented in discontinued operations separate from continuing operations for the three and six months ended June 30, 2020, as applicable.
The major classes of line items constituting income from discontinued operations, net, in millions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net sales	$—	$—	$—	$101
Cost of sales	—	—	—	78
Gross profit	—	—	—	23
Selling, general and administrative expenses (A)	—	(1)	—	31
Income (loss) from discontinued operations	—	1	—	(8)
Gain on disposal of discontinued operations	—	17	—	602
Income before income tax	—	18	—	594
Income tax expense	—	(4)	—	(183)
Income from discontinued operations, net	$—	$14	$—	$411

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

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

D. REVENUE
Our revenues are derived primarily from sales to customers in North America and Internationally, principally Europe. Net sales from these geographic markets, by segment, were as follows, in millions:

	Three Months Ended June 30, 2021
	Plumbing Products	Decorative Architectural Products	Total
Primary geographic markets:
North America	$867	$850	$1,717
International, principally Europe	462	—	462
Total	$1,329	$850	$2,179

	Six Months Ended June 30, 2021
	Plumbing Products	Decorative Architectural Products	Total
Primary geographic markets:
North America	$1,675	$1,571	$3,246
International, principally Europe	903	—	903
Total	$2,578	$1,571	$4,149

	Three Months Ended June 30, 2020
	Plumbing Products	Decorative Architectural Products	Total
Primary geographic markets:
North America	$584	$896	$1,480
International, principally Europe	284	—	284
Total	$868	$896	$1,764

	Six Months Ended June 30, 2020
	Plumbing Products	Decorative Architectural Products	Total
Primary geographic markets:
North America	$1,216	$1,522	$2,738
International, principally Europe	607	—	607
Total	$1,823	$1,522	$3,345
Our contract asset balance was $1 million and $2 million at June 30, 2021 and December 31, 2020, respectively. Our contract liability balance was $24 million and $62 million at June 30, 2021 and December 31, 2020, respectively.
We reversed $1 million and $3 million of revenue for the three months ended June 30, 2021 and 2020, respectively, related to performance obligations settled in previous quarters of the same year. We recognized $3 million and $4 million of revenue for the three and six months ended June 30, 2021, respectively, and $2 million and $5 million of revenue for the three and six months ended June 30, 2020, respectively, related to performance obligations settled in previous years.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

D. REVENUE (Concluded)
Changes in the allowance for credit losses deducted from accounts receivable were as follows, in millions:

	Six Months Ended June 30, 2021	Twelve Months Ended December 31, 2020
Balance at January 1	$7	$5
Provision for expected credit losses during the period	1	3
Write-offs charged against the allowance	(1)	(2)
Recoveries of amounts previously written off	1	1
Other (A)	(1)	—
Balance at end of period	$7	$7

(A)    As a result of Hüppe being divested in May 2021, $1 million for the six months ended June 30, 2021 was removed from allowance for credit losses.

E. DEPRECIATION AND AMORTIZATION
 Depreciation and amortization expense was $78 million and $66 million for the six months ended June 30, 2021 and 2020, respectively.

F. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill at June 30, 2021, by segment, was as follows, in millions:

	Gross Goodwill At June 30, 2021	Accumulated Impairment Losses	Net Goodwill At June 30, 2021
Plumbing Products (A)	$602	$(301)	$301
Decorative Architectural Products	366	(75)	291
Total	$968	$(376)	$592

(A)    As a result of Hüppe being divested in May 2021, both gross goodwill and accumulated impairment losses for the Plumbing Products segment were reduced by $39 million.

The changes in the carrying amount of goodwill for the six months ended June 30, 2021, by segment, were as follows, in millions:

	Gross Goodwill At December 31, 2020	Accumulated Impairment Losses	Net Goodwill At December 31, 2020	Acquisitions	Other (B)	Net Goodwill At June 30, 2021
Plumbing Products	$613	$(340)	$273	$34	$(6)	$301
Decorative Architectural Products	365	(75)	290	1	—	291
Total	$978	$(415)	$563	$35	$(6)	$592

(B)    Other consists of the effect of foreign currency translation.

The carrying value of our other indefinite-lived intangible assets was $109 million at both June 30, 2021 and December 31, 2020 and principally included registered trademarks. The carrying value of our definite-lived intangible assets was $263 million (net of accumulated amortization of $59 million) and $248 million (net of accumulated amortization of $73 million) at June 30, 2021 and December 31, 2020, respectively, and principally included customer relationships. The increase in our definite-lived intangible assets is primarily a result of our acquisition of ESS.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

G. FAIR VALUE OF FINANCIAL INVESTMENTS
Preferred Stock of ACProducts Holding, Inc. In conjunction with our divestiture of Cabinetry, we received preferred stock of ACProducts Holding, Inc., the holding company of the buyer, with a liquidation preference of $150 million. We did not have the ability to exercise significant influence, and the fair value of this security was not readily available. We elected to measure this investment at cost (less impairment, if any) adjusted for observable price changes in orderly transactions for identical or similar investments of the same issuer for subsequent measurements of fair value. As the preferred stock was received in conjunction with the sale of Cabinetry, we determined the cost to be the fair value of the preferred stock at the time of sale, which was determined to be $136 million and was included in other assets in our condensed consolidated balance sheet.

In May 2021, we received, in cash, $166 million for the redemption of the preferred stock, including all accrued but unpaid dividends, and recognized a gain of $14 million which was included within other, net in our condensed consolidated statements of operations.

Prior to the redemption, dividends earned on this investment were included within other, net in our condensed consolidated statements of operations with a corresponding increase to our basis in the investment. We had dividend income of $3 million and $6 million for the three and six months ended June 30, 2021, respectively, and $4 million for both the three and six months ended June 30, 2020. The preferred stock was reported at the carrying value of $146 million in other assets in our condensed consolidated balance sheet at December 31, 2020.

Fair Value of Debt. The fair value of our short-term and long-term fixed-rate debt instruments is based principally upon modeled market prices for the same or similar issues, which are Level 1 inputs. The aggregate estimated market value of our short-term and long-term debt at June 30, 2021 was approximately $3.2 billion, compared with the aggregate carrying value of $3.0 billion. The aggregate estimated market value of our short-term and long-term debt at December 31, 2020 was approximately $3.3 billion, compared with the aggregate carrying value of $2.8 billion.

H. WARRANTY LIABILITY
Changes in our warranty liability were as follows, in millions:

	Six Months Ended June 30, 2021	Twelve Months Ended December 31, 2020
Balance at January 1	$83	$84
Accruals for warranties issued during the period	18	34
Accruals related to pre-existing warranties	—	(3)
Settlements made (in cash or kind) during the period	(15)	(33)
Other, net (including currency translation and acquisitions)	(1)	1
Balance at end of period	$85	$83

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

I. DEBT
On March 4, 2021, we issued $600 million of 1.500% Notes due February 15, 2028, $600 million of 2.000% Notes due February 15, 2031 and $300 million of 3.125% Notes due February 15, 2051. We received proceeds of $1,495 million, net of discount, for the issuance of these Notes. The Notes are senior indebtedness and are redeemable at our option at the applicable redemption price. On March 22, 2021, proceeds from the debt issuances, together with cash on hand, were used to repay and early retire our $326 million 5.950% Notes due March 15, 2022, $500 million 4.450% Notes due April 1, 2025, and $500 million 4.375% Notes due April 1, 2026. In connection with these early retirements, we incurred a loss on debt extinguishment of $168 million for the six months ended June 30, 2021, which was recorded as interest expense in the condensed consolidated statement of operations.

On March 13, 2019, we entered into a credit agreement (the “Credit Agreement”) with an aggregate commitment of $1.0 billion and a maturity date of March 13, 2024. Under the Credit Agreement, at our request and subject to certain conditions, we can increase the aggregate commitment up to an additional $500 million with the current lenders or new lenders.
The Credit Agreement provides for an unsecured revolving credit facility available to us and one of our foreign subsidiaries, in U.S. dollars, European euros, British Pounds Sterling, Canadian dollars and certain other currencies for revolving credit loans, swingline loans and letters of credit. Borrowings under the revolving credit loans denominated in any agreed upon currency other than U.S. dollars are limited to $500 million, equivalent. We can also borrow swingline loans up to $100 million and obtain letters of credit of up to $25 million; outstanding letters of credit under the Credit Agreement reduce our borrowing capacity. At June 30, 2021, we had no outstanding standby letters of credit under the Credit Agreement.
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
In order for us to borrow under the Credit Agreement, there must not be any default in our covenants in the Credit Agreement (i.e., in addition to the two financial covenants, principally limitations on subsidiary debt, negative pledge restrictions, legal compliance requirements and maintenance of properties and insurance) and our representations and warranties in the Credit Agreement must be true in all material respects on the date of borrowing (i.e., principally no material adverse change or litigation likely to result in a material adverse change, since December 31, 2018, no material ERISA or environmental non-compliance, and no material tax deficiency). We were in compliance with all covenants and no borrowings were outstanding at June 30, 2021.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

J. STOCK-BASED COMPENSATION

Our 2014 Long Term Stock Incentive Plan provides for the issuance of stock-based incentives in various forms to our employees and non-employee Directors. At June 30, 2021, outstanding stock-based incentives were in the form of long-term stock awards, stock options, restricted stock units, performance restricted stock units and phantom stock awards.

Pre-tax compensation expense included in (loss) income from continuing operations for these stock-based incentives was as follows, in millions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Long-term stock awards	$3	$3	$6	$7
Stock options	1	2	5	5
Restricted stock units	4	3	23	11
Performance restricted stock units	4	—	6	1
Phantom stock awards	—	2	2	2
Total	$12	$10	$42	$26

Long-Term Stock Awards. Prior to the amendment of our 2014 Long Term Stock Incentive Plan in December 2019, we granted long-term stock awards to our key employees and non-employee Directors. We did not grant shares of long-term stock awards in the six months ended June 30, 2021 and 2020.

Our long-term stock award activity was as follows, shares in millions:

	Six Months Ended June 30,
	2021	2020
Unvested stock award shares at January 1	1	2
Weighted average grant date fair value	$36	$34

Stock award shares vested	—	1
Weighted average grant date fair value	$34	$32

Stock award shares forfeited	—	—
Weighted average grant date fair value	$37	$35

Unvested stock award shares at June 30	1	1
Weighted average grant date fair value	$37	$36

At June 30, 2021 and 2020, there was $15 million and $28 million, respectively, of total unrecognized compensation expense related to unvested stock awards; such awards had a weighted average remaining vesting period of two years and three years at June 30, 2021 and 2020, respectively.

The total market value (at the vesting date) of stock award shares which vested was $27 million and $30 million during the six months ended June 30, 2021 and 2020, respectively.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

J. STOCK-BASED COMPENSATION (Continued)
Stock Options. Stock options are granted to certain key employees.

We granted 331,970 shares of stock options in the six months ended June 30, 2021 with a grant date weighted average exercise price of approximately $56 per share.

Our stock option activity was as follows, shares in millions:

	Six Months Ended June 30,
	2021	2020
Option shares outstanding, January 1	2	3
Weighted average exercise price	$33	$27

Option shares granted	1	1
Weighted average exercise price	$56	$48

Option shares exercised	—	1
Aggregate intrinsic value on date of exercise (A)	$1 million	$23 million
Weighted average exercise price	$20	$17

Option shares forfeited	—	—
Weighted average exercise price	$11	$42

Option shares outstanding, June 30	3	3
Weighted average exercise price	$36	$33
Weighted average remaining option term (in years)	6	7

Option shares vested and expected to vest, June 30	3	3
Weighted average exercise price	$36	$33
Aggregate intrinsic value (A)	$62 million	$46 million
Weighted average remaining option term (in years)	6	7

Option shares exercisable (vested), June 30	2	1
Weighted average exercise price	$30	$27
Aggregate intrinsic value (A)	$49 million	$34 million
Weighted average remaining option term (in years)	5	5

(A)    Aggregate intrinsic value is calculated using our stock price at each respective date, less the exercise price (grant date price), multiplied by the number of shares.

At June 30, 2021 and 2020, there was $5 million and $8 million, respectively, of unrecognized compensation expense (using the Black-Scholes option pricing model at the grant date) related to unvested stock options; such options had a weighted average remaining vesting period of two years and three years at June 30, 2021 and 2020, respectively.

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

We granted 660,980 restricted stock units in the six months ended June 30, 2021 with a weighted average grant date fair value of $57 per share. In the six months ended June 30, 2021, 137,995 shares were issued and 13,330 restricted stock units were forfeited. During the six months ended June 30, 2020, we granted 432,170 restricted stock units with a grant date fair value of approximately $47 per share and 5,870 restricted stock units were forfeited.

At June 30, 2021 and 2020, there was $20 million and $9 million, respectively, of unrecognized compensation expense related to unvested restricted stock units; such units had a weighted average remaining vesting period of two years at both June 30, 2021 and 2020.

The total market value (at the vesting date) of restricted stock units which vested was $7 million during the six months ended June 30, 2021.

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

During the six months ended June 30, 2021, we granted 85,360 performance restricted stock units with a grant date fair value of approximately $53 per share and 104,757 shares were issued. No performance restricted stock units were forfeited during the six months ended June 30, 2021. During the six months ended June 30, 2020, we granted 133,390 performance restricted stock units with a grant date fair value of approximately $34 per share and 151,724 shares were issued.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

K. EMPLOYEE RETIREMENT PLANS
Net periodic pension cost for our defined-benefit pension plans, with the exception of service cost, is recorded in other, net, in our condensed consolidated statements of operations. Net periodic pension cost for our defined-benefit pension plans was as follows, in millions:

	Three Months Ended June 30,
	2021		2020
	Qualified	Non-Qualified	Qualified	Non-Qualified
Service cost	$1	$—	$—	$—
Interest cost	5	—	7	1
Expected return on plan assets	(3)	—	(5)	—
Settlement loss	406	—	—	—
Amortization of net loss	5	1	5	1
Net periodic pension cost	$414	$1	$7	$2

	Six Months Ended June 30,
	2021		2020
	Qualified	Non-Qualified	Qualified	Non-Qualified
Service cost	$2	$—	$1	$—
Interest cost	13	1	13	2
Expected return on plan assets	(7)	—	(11)	—
Settlement loss	406	—	—	—
Amortization of net loss	11	2	11	2
Net periodic pension cost	$425	$3	$14	$4

As of January 1, 2010, substantially all of our domestic and foreign qualified and domestic non-qualified defined-benefit pension plans were frozen to future benefit accruals. In December 2019, our Board of Directors approved the termination of our qualified domestic defined-benefit pension plans. In the second quarter of 2021, we settled these plans and made a final contribution of $101 million. The settlement loss included $447 million of pre-tax actuarial losses that were reclassified out of accumulated other comprehensive income (loss) during both the three and six months ended June 30, 2021.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

L. RECLASSIFICATIONS FROM ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The reclassifications from accumulated other comprehensive income (loss) to the condensed consolidated statements of operations were as follows, in millions:

	Amounts Reclassified
Accumulated Other Comprehensive (Income) Loss	Three Months Ended June 30,		Six Months Ended June 30,		Statement of Operations Line Item
	2021	2020	2021	2020
Settlement and amortization of defined-benefit pension and other post-retirement benefits (A):
Actuarial losses, net	$9	$6	$16	$13	Other, net
Settlement loss	447	—	447	—
Tax (benefit)	(98)	(1)	(100)	(3)
Net of tax	$358	$5	$363	$10

Interest rate swaps (B)	$—	$1	$2	$1	Interest expense
Tax expense	—	—	5	—
Net of tax	$—	$1	$7	$1

(A)    In the second quarter of 2021, we settled our qualified domestic defined-benefit pension plans and recognized $447 million of pre-tax actuarial losses from accumulated other comprehensive income (loss) and $96 million of income tax benefit, which included $11 million of related disproportionate tax expense. Additionally, the amortization of defined-benefit pension and post-retirement benefits included $3 million, net of tax, due to the disposition of pension plans in connection with the divestiture of Hüppe.
(B)    Upon full repayment and retirement of the 5.950% Notes due March 15, 2022 in the first quarter of 2021, we recognized the remaining interest rate swap loss and related disproportionate tax expense.

In addition to the above amounts, we reclassified $23 million of currency translation losses from accumulated other comprehensive income (loss) to the condensed consolidated statements of operations in conjunction with the divestiture of Hüppe in the second quarter of 2021.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

M. SEGMENT INFORMATION

Information by segment and geographic area was as follows, in millions:

	Three Months Ended June 30,				Six Months Ended June 30,
	2021	2020	2021	2020	2021	2020	2021	2020
	Net Sales (A)		Operating Profit (Loss)		Net Sales (A)		Operating Profit (Loss)
Operations by segment:
Plumbing Products	$1,329	$868	$273	$155	$2,578	$1,823	$525	$312
Decorative Architectural Products	850	896	188	201	1,571	1,522	330	296
Total	$2,179	$1,764	$461	$356	$4,149	$3,345	$855	$608
Operations by geographic area:
North America	$1,717	$1,480	$370	$321	$3,246	$2,738	$678	$531
International, principally Europe	462	284	91	35	903	607	177	77
Total	$2,179	$1,764	461	356	$4,149	$3,345	855	608
General corporate expense, net			(24)	(17)			(53)	(44)
Operating profit			437	339			802	564
Other income (expense), net			(440)	(37)			(648)	(88)
(Loss) income from continuing operations before income taxes			$(3)	$302			$154	$476

(A)    Inter-segment sales were not material.

N. OTHER INCOME (EXPENSE), NET

Other, net, which is included in other income (expense), net, was as follows, in millions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Loss on sale of business	$(18)	$—	$(18)	$—
Income from cash and cash investments	—	1	—	2
Equity investment income, net	—	—	2	—
Foreign currency transaction gains (losses)	2	2	2	(7)
Net periodic pension and post-retirement benefit cost (A)	(415)	(8)	(426)	(16)
Gain on preferred stock redemption	14	—	14	—
Dividend income	3	4	6	4
Other items, net	(1)	(1)	(1)	(1)
Total other, net	$(415)	$(2)	$(421)	$(18)

(A)    In the second quarter of 2021, we settled our qualified domestic defined-benefit pension plans and recognized $406 million of additional pension expense.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

O. (LOSS) INCOME PER COMMON SHARE

Reconciliations of the numerators and denominators used in the computations of basic and diluted (loss) income per common share were as follows, in millions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator (basic and diluted):
(Loss) income from continuing operations	$(36)	$210	$58	$343
Less: Allocation to redeemable noncontrolling interest	—	—	6	—
Less: Allocation to unvested restricted stock awards	—	2	—	3
(Loss) income from continuing operations attributable to common shareholders	(36)	208	52	340

Income from discontinued operations, net	—	14	—	411
Less: Allocation to unvested restricted stock awards	—	—	—	3
Income from discontinued operations, net attributable to common shareholders	—	14	—	408

Net (loss) income attributable to common shareholders	$(36)	$222	$52	$748

Denominator:
Basic common shares (based upon weighted average)	252	262	254	267
Add: Stock option dilution	—	1	2	1
Diluted common shares	252	263	256	268

For the three and six months ended June 30, 2021, we allocated dividends to the unvested restricted stock awards. For the three and six months ended June 30, 2020, we allocated dividends and undistributed earnings to the unvested restricted stock awards.

Additionally, 2.8 million and 260,000 common shares for the three and six months ended June 30, 2021, respectively, and 762,000 and 672,000 common shares for the three and six months ended June 30, 2020, respectively, related to stock options and 464,000 and 1,000 restricted stock units for the three and six months ended June 30, 2021, respectively, were excluded from the computation of diluted (loss) income per common share due to their antidilutive effect.

Effective February 10, 2021, our Board of Directors authorized the repurchase, for retirement, of up to $2.0 billion of shares of our common stock in open-market transactions or otherwise, replacing the previous Board of Directors authorization established in 2019. In June 2021, we entered into an accelerated stock repurchase transaction whereby we agreed to repurchase a total of $350 million of our common stock with an initial delivery of approximately 5.1 million shares. This transaction was completed on July 29, 2021, at which time we received, at no additional cost, 0.9 million additional shares of our common stock resulting from changes in the volume weighted average stock price of our common stock over the term of the transaction, less a discount. In total, excluding the incremental shares we received in July 2021 from the accelerated stock repurchase transaction, we repurchased and retired 12.2 million shares of our common stock in the six months ended June 30, 2021 for approximately $750 million. This included 0.7 million shares to offset the dilutive impact of restricted stock units granted in the six months ended June 30, 2021. At June 30, 2021, we had $1.4 billion remaining under the 2021 authorization.

On the basis of amounts paid (declared), cash dividends per common share were $0.235 ($0.235) and $0.375 ($0.235) for the three and six months ended June 30, 2021, respectively, and $0.135 ($0.135) and $0.270 ($0.270) for the three and six months ended June 30, 2020, respectively.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Concluded)
P. OTHER COMMITMENTS AND CONTINGENCIES

We are involved in claims and litigation, including class actions, mass torts and regulatory proceedings, which arise in the ordinary course of our business. The types of matters may include, among others: competition, product liability, employment, warranty, advertising, contract, personal injury, environmental, intellectual property and insurance coverage. We believe we have adequate defenses in these matters. We are also subject to product safety regulations, product recalls and direct claims for product liabilities. We believe the likelihood that the outcome of these claims, litigation and product safety matters would have a material adverse effect on us is remote. However, there is no assurance that we will prevail in these matters, and we could, in the future, incur judgments or penalties, enter into settlements of claims or revise our expectations regarding the outcome of these matters, which could materially impact our results of operations.

Q. INCOME TAXES

We recorded a $12 million income tax expense on a $3 million loss from continuing operations for the three months ended June 30, 2021. The unusual relationship between income tax expense and the loss from continuing operations was due primarily to an $11 million income tax expense from the elimination of a disproportionate tax effect from accumulated other comprehensive income (loss), relating to the termination of our qualified domestic defined-benefit pension plans.

Our effective tax rate was 36 percent for the six months ended June 30, 2021. The tax expense for the six months ended June 30, 2021 includes a $5 million and $11 million income tax expense from the elimination of disproportionate tax effects from accumulated other comprehensive income (loss) relating to our interest rate swap following the retirement of the related debt, and the termination of our qualified domestic defined-benefit pension plans, respectively.

Our effective tax rate was 27 percent and 24 percent for the three months and six months ended June 30, 2020. The tax expense for the three months ended June 30, 2020 was impacted by the recording of a $2 million valuation allowance against deferred tax assets in certain jurisdictions. The tax expense for the six months ended June 30, 2020 also includes a $7 million income tax benefit on stock-based compensation and a $6 million state income tax benefit from a reduction in the liability for uncertain tax positions resulting from the expiration of statutes of limitation.

R. SUBSEQUENT EVENT

In July 2021, we acquired all of the share capital of Steamist, Inc., a manufacturer of residential steam bath products, for approximately $56 million in cash. This business will be included in the Plumbing Products segment. In connection with this acquisition, we currently anticipate recognizing approximately $30 million of definite-lived intangible assets, primarily related to customer relationships. We also anticipate recognizing approximately $30 million of goodwill, which is not tax deductible and is related primarily to the expected synergies from combining the operations into our business. These amounts are subject to changes due to working capital and other adjustments, including completing our initial purchase accounting.

MASCO CORPORATION
Item 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SECOND QUARTER 2021 AND THE FIRST SIX MONTHS 2021 VERSUS SECOND QUARTER 2020 AND THE FIRST SIX MONTHS 2020
SALES AND OPERATIONS

The following table sets forth our net sales and operating profit (loss) by business segment and geographic area, dollars in millions:

	Three Months Ended June 30,		Percent Change
	2021	2020	2021	vs.	2020
Net Sales:
Plumbing Products	$1,329	$868	53%
Decorative Architectural Products	850	896	(5)%
Total	$2,179	$1,764	24%

North America	$1,717	$1,480	16%
International, principally Europe	462	284	63%
Total	$2,179	$1,764	24%

	Six Months Ended June 30,		Percent Change
	2021	2020	2021	vs.	2020
Net Sales:
Plumbing Products	$2,578	$1,823	41%
Decorative Architectural Products	1,571	1,522	3%
Total	$4,149	$3,345	24%

North America	$3,246	$2,738	19%
International, principally Europe	903	607	49%
Total	$4,149	$3,345	24%

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating Profit (Loss): (A)
Plumbing Products	$273	$155	$525	$312
Decorative Architectural Products	188	201	330	296
Total	$461	$356	$855	$608

North America	$370	$321	$678	$531
International, principally Europe	91	35	177	77
Total	461	356	855	608
General corporate expense, net	(24)	(17)	(53)	(44)
Operating profit	$437	$339	$802	$564

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

The following discussion of consolidated results of operations and segment and geographic results refers to the three and six months ended June 30, 2021 compared to the same periods of 2020.

NET SALES

Net sales increased 24 percent for both the three and six months ended June 30, 2021. Excluding acquisitions, divestitures and the effect of currency translation, net sales increased 18 percent for both the three and six months ended June 30, 2021. The following table reconciles reported net sales to net sales, excluding acquisitions, divestitures and the effect of currency translation, in millions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net sales, as reported	$2,179	$1,764	$4,149	$3,345
Acquisitions	(54)	—	(111)	—
Divestitures	—	(6)	—	(6)
Net sales, excluding acquisitions and divestitures	2,125	1,758	4,038	3,339
Currency translation	(52)	—	(90)	—
Net sales, excluding acquisitions, divestitures and the effect of currency translation	$2,073	$1,758	$3,948	$3,339

North American net sales increased 16 percent for the three months ended June 30, 2021. Higher sales volume of plumbing products, and to a lesser extent, higher net selling prices of paints and other coating products, higher sales volume of builders' hardware products and favorable sales mix of plumbing products, in aggregate, increased sales by 19 percent. The acquisitions of Kraus and Work Tools increased sales by three percent and favorable currency translation increased sales by one percent. Such increases were offset by lower sales volume of paints and other coating products, which decreased sales by seven percent. North American net sales increased 19 percent for the six months ended June 30, 2021. Higher sales volume of plumbing products, and to a lesser extent, higher sales volume of builders' hardware products and favorable sales mix of plumbing products, in aggregate, increased sales by 16 percent. The acquisitions of Kraus and Work Tools increased sales by three percent and favorable currency translation increased sales by one percent. Such increases were slightly offset by lower sales volume of paints and other coating products, which decreased sales by one percent.

International net sales increased 63 percent and 49 percent for the three and six months ended June 30, 2021, respectively. In local currencies (including sales in currencies outside their respective functional currencies), net sales increased 50 percent and 38 percent for the three and six months ended June 30, 2021, respectively. Higher sales volume and, to a lesser extent, favorable sales mix and net selling prices of plumbing products increased sales by 48 percent and 35 percent for the three and six months ended June 30, 2021, respectively. The acquisition of ESS increased sales by four percent for both the three and six months ended June 30, 2021. These increases were slightly offset by the divestiture of Hüppe which decreased sales by two percent and one percent for the three and six months ended June 30, 2021, respectively.

Net sales in the Plumbing Products segment increased 53 percent and 41 percent for the three and six months ended June 30, 2021, respectively. Higher sales volume increased sales by 40 percent and 30 percent, and favorable sales mix increased sales by three percent for both the three and six months ended June 30, 2021. The acquisitions of Kraus and ESS increased sales by five percent for both the three and six months ended June 30, 2021. Favorable foreign currency translation increased sales by five percent and four percent for the three and six months ended June 30, 2021, respectively. These increases for the three months ended June 30, 2021 were slightly offset by the divestiture of Hüppe which decreased sales by one percent.

Net sales in the Decorative Architectural Products segment decreased five percent for the three months ended June 30, 2021 primarily due to lower sales volume of paints and other coating products. Such decrease was partially offset by higher sales volume of builders' hardware products and favorable net selling prices of paints and other coating products. Net sales in the Decorative Architectural Products segment increased three percent for the six months ended June 30, 2021 due to higher sales volume of builders' hardware and lighting products and favorable net selling prices of paints and other coating products. Such increase was partially offset by lower sales volume of paints and other coating products. The Work Tools acquisition increased sales by one percent for both the three and six months ended June 30, 2021.

OPERATING PROFIT

Our gross profit margin was 36.3 percent and 35.9 percent for the three and six months ended June 30, 2021, respectively, compared to 35.6 percent and 35.1 percent for the comparable period of 2020. Gross profit margins for the three and six months ended June 30, 2021 were positively impacted by increased sales volume and cost savings initiatives. Such increases were partially offset by increased commodity and transportation costs.

Selling, general and administrative expenses, as a percentage of sales, was 16.2 percent and 16.6 percent for the three and six months ended June 30, 2021, respectively, compared to 16.4 percent and 18.3 percent for the comparable period of 2020. Selling, general and administrative expenses for the three months ended June 30, 2021 were positively impacted by leverage of fixed expenses due primarily to increased sales volume, partially offset by increased other expenses (such as salaries, marketing and travel and entertainment costs). Selling, general and administrative expenses for the six months ended June 30, 2021 were positively impacted by leverage of fixed expenses due primarily to increased sales volume and cost containment activities.

Operating profit in the Plumbing Products segment for the three and six months ended June 30, 2021 was positively impacted by increased sales volume, favorable sales mix, as well as cost savings initiatives and favorable foreign currency translation. These positive impacts were partially offset by increased commodity costs, transportation costs and salaries.

Operating profit in the Decorative Architectural Products segment for the three months ended June 30, 2021 was negatively impacted by lower sales volume and increased commodity and transportation costs. These negative impacts were partially offset by higher net selling prices and cost savings initiatives. Operating profit in the Decorative Architectural Products segment for the six months ended June 30, 2021 benefited primarily from cost savings initiatives and favorable sales mix. These positive impacts were partially offset by increased commodity and transportation costs. Additionally, operating profit was positively impacted by lower fixed expenses in our lighting business for the three and six-month periods.

OTHER INCOME (EXPENSE), NET

Interest expense for the three and six months ended June 30, 2021 was $25 million and $227 million, respectively, compared to $35 million and $70 million for the three and six months ended June 30, 2020, respectively. The decrease in interest expense for the three months ended June 30, 2021 as compared to the same period in the prior year is due to interest savings related to debt refinancing in the first quarter of 2021. The increase in interest expense for the six months ended June 30, 2021 as compared to the same period in the prior year is due to the $168 million loss on debt extinguishment which was recorded as additional interest expense in connection with the early retirement of debt in the first quarter of 2021.

Other, net, for the three and six months ended June 30, 2021 was $415 million and $421 million, respectively, compared to $2 million and $18 million for the three and six months ended June 30, 2020, respectively. Other, net, for the three and six months ended June 30, 2021 included $415 million and $426 million of net periodic pension and post-retirement benefit cost, respectively, which includes $406 million of settlement loss related to the termination of our qualified domestic defined-benefit pension plans, and a loss of $18 million related to the divestiture of Hüppe for both periods. These amounts were partially offset by a $14 million gain recognized on the redemption of the preferred stock of ACProducts Holding, Inc. for the three and six months ended June 30, 2021, and $3 million and $6 million of related dividend income for the three and six months ended June 30, 2021, respectively. Other, net, for the three and six months ended June 30, 2020 included $8 million and $16 million, respectively, of net periodic pension and post-retirement benefit cost, $2 million of foreign currency transaction gains for the three-month period and $7 million of foreign currency transaction losses for the six-month period and $4 million of dividend income related to preferred stock of ACProducts Holding, Inc. for both periods.

INCOME TAXES

We recorded a $12 million income tax expense on a $3 million loss from continuing operations for the three months ended June 30, 2021. The difference between our recorded income tax expense and the expected income tax benefit, based on our normalized rate of 25 percent, was due primarily to an $11 million income tax expense from the elimination of a disproportionate tax effect from accumulated other comprehensive income (loss), relating to the termination of our qualified domestic defined-benefit pension plans.

Our effective tax rate of 36 percent for the six months ended June 30, 2021 was higher than our normalized tax rate of 25 percent. The increase was due primarily to a $5 million and $11 million income tax expense from the elimination of disproportionate tax effects from accumulated other comprehensive income (loss) relating to our interest rate swap following the retirement of the related debt, and the termination of our qualified domestic defined-benefit pension plans, respectively.

Our effective tax rate was 27 percent and 24 percent for the three and six months ended June 30, 2020, respectively. Our three month rate was higher than our normalized tax rate of 25 percent due primarily to losses in certain foreign jurisdictions providing no income tax benefit and the recording of a $2 million valuation allowance against deferred tax assets in certain jurisdictions. Our six month rate was lower than our normalized tax rate due primarily to an additional $5 million income tax benefit on stock-based compensation and an additional $3 million state income tax benefit from a reduction in the liability for uncertain tax positions resulting from the expiration of statutes of limitation in the first quarter of 2020.

(LOSS) INCOME AND (LOSS) INCOME PER COMMON SHARE FROM CONTINUING OPERATIONS — ATTRIBUTABLE TO MASCO CORPORATION

(Loss) income from continuing operations for the three and six months ended June 30, 2021 was $(36) million and $58 million, respectively, compared to $210 million and $343 million for the comparable periods of 2020. Diluted (loss) income per common share from continuing operations for the three and six months ended June 30, 2021 was $(0.14) and $0.20, respectively, per common share, compared with $0.80 and $1.27, respectively, per common share for the comparable periods of 2020.

OTHER FINANCIAL INFORMATION

Our current ratio was 1.8 to 1 at both June 30, 2021 and December 31, 2020.

For the six months ended June 30, 2021, net cash provided by operating activities was $239 million. Our cash flows from operations benefited from higher operating profit, offset by changes in working capital and pension contributions related to the settlement of our qualified domestic defined-benefit pension plans.

For the six months ended June 30, 2021, net cash used for financing activities was $909 million, primarily due to $1,326 million for the early retirement of our 5.950% Notes due March 15, 2022, 4.450% Notes due April 1, 2025, and 4.375% Notes due April 1, 2026 and $160 million of related debt extinguishment costs. Net cash used for financing activities was also impacted by $750 million for the repurchase and retirement of our common stock (including 0.7 million shares repurchased to offset the dilutive impact of restricted stock units granted in 2021), $96 million for the payment of cash dividends, $43 million for dividends paid to noncontrolling interest and $14 million for employee withholding taxes paid on stock-based compensation. These uses of cash were partially offset by proceeds, net of issuance costs, of $1,481 million due to the issuances of $600 million of 1.500% Notes due February 15, 2028, $600 million of 2.000% Notes due February 15, 2031 and $300 million of 3.125% Notes due February 15, 2051.

For the six months ended June 30, 2021, net cash provided by investing activities was $122 million, primarily due to the $166 million received, in cash, for the redemption of the preferred stock of ACProducts Holding Inc., partially offset by $53 million of capital expenditures.

Our cash and cash investments were $769 million and $1.3 billion at June 30, 2021 and December 31, 2020, respectively. Our cash and cash investments consist of overnight interest-bearing money market demand accounts, time deposit accounts and money market mutual funds containing government securities and treasury obligations.

Of the $769 million and $1.3 billion of cash and cash investments held at June 30, 2021 and December 31, 2020, $319 million and $385 million, respectively, was held in our foreign subsidiaries. If these funds were needed for our operations in the U.S., their repatriation into the U.S. would not result in significant additional U.S. income tax or foreign withholding tax, as we have recorded such taxes on substantially all undistributed foreign earnings, except for those that are legally restricted.

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

The Credit Agreement contains financial covenants requiring us to maintain (A) a net leverage ratio, as adjusted for certain items, not exceeding 4.0 to 1.0, and (B) a minimum interest coverage ratio, as adjusted for certain items, not less than 2.5 to 1.0.  We were in compliance with all covenants and no borrowings were outstanding under our Credit Agreement at June 30, 2021.

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

All outstanding payments owed under the program are recorded within accounts payable in our condensed consolidated balance sheets. The amounts owed to participating financial institutions under the program and included in accounts payable for our continuing operations were $43 million and $45 million at June 30, 2021 and December 31, 2020, respectively. We account for all payments made under the program as a reduction to our cash flows from operations and reported within our increase in accounts payable and accrued liabilities, net, line within our condensed consolidated statements of cash flows. The amounts settled through the program and paid to participating financial institutions were $93 million and $60 million for our continuing operations during the six months ended June 30, 2021 and 2020, respectively. A downgrade in our credit rating or changes in the financial markets could limit the financial institutions’ willingness to commit funds to, and participate in, the program. We do not believe such risk would have a material impact on our working capital or cash flows, as substantially all of our payments are made outside of the program.

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

COVID-19 IMPACT AND GENERAL BUSINESS CONDITIONS
During 2020, certain aspects of our businesses were adversely affected by the COVID-19 pandemic. Many, but not all, of our businesses remained operating because the products we provide are critical to infrastructure sectors and day-to-day operations of homes and businesses in our communities as defined by applicable local orders. Operational activity that was previously slowed at certain of our facilities as a result of the pandemic and governmental orders, largely resumed normal capacity by the third quarter of 2020. This has enabled us to progress on fulfilling production backorders that developed, as well as to meet current consumer demand, which has continued to be strong in the first half of 2021.

We continue to be committed to the safety and well-being of our employees during this time, and, led by our cross-functional Infectious Illness Response Team, we are employing best practices and following guidance from the World Health Organization, the Centers for Disease Control and Prevention and local authorities, including offering paid leave for many COVID-related absences and requiring unvaccinated employees to wear face coverings and practice social distancing.

Finally, we are experiencing and may continue to experience higher commodity and transportation costs, and supply chain disruptions, particularly disruptions related to our ability to source products, components and raw materials. We are also experiencing and may continue to experience labor cost inflation and constraints in hiring qualified employees. We plan to offset the potential unfavorable impact of these items with productivity improvement and other initiatives.

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

MASCO CORPORATION
Item 4.
CONTROLS AND PROCEDURES

a.     Evaluation of Disclosure Controls and Procedures.

The Company’s principal executive officer and principal financial officer have concluded, based on an evaluation of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15 that, as of June 30, 2021, the Company's disclosure controls and procedures were effective.

b.     Changes in Internal Control over Financial Reporting.

In connection with the evaluation of the Company's internal control over financial reporting that occurred during the quarter ended June 30, 2021, which is required under the Securities Exchange Act of 1934 by paragraph (d) of Exchange Rules 13a-15 or 15d-15 (as defined in paragraph (f) of Rule 13a-15), management determined that there was no change that materially affected or is reasonably likely to materially affect internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding the repurchase of our common stock for the three months ended June 30, 2021 under the 2021 share repurchase authorization:

Period	Total Number Of Shares Purchased	Average Price Paid Per Common Share	Total Number Of Shares Purchased As Part Of Publicly Announced Plans or Programs	Maximum Value Of Shares That May Yet Be Purchased Under The Plans Or Programs
4/1/21 - 4/30/21	5,696	$59.89	5,696	$1,850,419,705
5/1/21 - 5/31/21	1,210,000	$62.69	1,210,000	$1,774,569,967
6/1/21 - 6/30/21 (A)	5,427,806	$68.19	5,427,806	$1,404,421,924
Total for the quarter	6,643,502	$67.18	6,643,502	$1,404,421,924

(A)    In June 2021, we entered into an accelerated stock repurchase transaction whereby we agreed to repurchase a total of $350 million of our common stock with an initial delivery of approximately 5.1 million shares. This transaction was completed on July 29, 2021, at which time we received, at no additional cost, 0.9 million additional shares of our common stock resulting from changes in the volume weighted average stock price of our common stock over the term of the transaction, less a discount. The average price paid per common share does not reflect the holdback shares that we received upon completion of the accelerated stock repurchase transaction. If we had received the additional 0.9 million shares at inception of the accelerated stock repurchase transaction, the total number of shares purchased under this transaction would have been approximately 6.0 million with an average price paid per common share of approximately $58.27.

MASCO CORPORATION

PART II.  OTHER INFORMATION, Continued

Item 6. Exhibits

10	–	Employment Offer Letter dated May 3, 2021 between Richard Marshall and Masco Corporation

31a	–	Certification by Chief Executive Officer Required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934

31b	–	Certification by Chief Financial Officer Required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934

32	–	Certification Required by Rule 13a-14(b) or 15d-14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code

101	–	The following financial information from Masco Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Shareholders' Equity, and (vi) Notes to Condensed Consolidated Financial Statements.

104	–	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

MASCO CORPORATION

PART II.  OTHER INFORMATION, Concluded

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MASCO CORPORATION

By:	/s/ John G. Sznewajs
Name:	John G. Sznewajs
Title:	Vice President, Chief Financial Officer

July 29, 2021