Form 10-Q
period 2021-09-30
MASCO CORP /DE/
filed 2021-10-27
CIK 62996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
or
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

    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
    ☐ Yes   ☒ No

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at September 30, 2021
Common stock, par value $1.00 per share	244,087,493

MASCO CORPORATION

INDEX

MASCO CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

September 30, 2021 and December 31, 2020
(In Millions, Except Share Data)

	September 30, 2021	December 31, 2020
ASSETS
Current Assets:
Cash and cash investments	$854	$1,326
Receivables	1,330	1,138
Prepaid expenses and other	113	149
Inventories:
Finished goods	642	552
Raw material	357	242
Work in process	108	82
	1,107	876
Total current assets	3,404	3,489
Property and equipment, net	887	908
Operating lease right-of-use assets	171	166
Goodwill	617	563
Other intangible assets, net	395	357
Other assets	121	294
Total assets	$5,595	$5,777

LIABILITIES
Current Liabilities:
Accounts payable	$1,037	$893
Notes payable	10	3
Accrued liabilities	832	1,038
Total current liabilities	1,879	1,934
Long-term debt	2,950	2,792
Noncurrent operating lease liabilities	155	149
Other liabilities	485	481
Total liabilities	5,469	5,356

Commitments and contingencies (Note P)
Redeemable noncontrolling interest	25	—

EQUITY
Masco Corporation's shareholders' equity:
Common shares, par value $1 per share Authorized shares: 1,400,000,000; Issued and outstanding: 2021 – 243,500,000; 2020 – 258,200,000	243	258
Preferred shares authorized: 1,000,000; Issued and outstanding: 2021 and 2020 – None	—	—
Paid-in capital	—	—
Retained (deficit) earnings	(595)	79
Accumulated other comprehensive income (loss)	226	(142)
Total Masco Corporation's shareholders' (deficit) equity	(126)	195
Noncontrolling interest	227	226
Total equity	101	421
Total liabilities and equity	$5,595	$5,777
See notes to condensed consolidated financial statements.

MASCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

For the Three and Nine Months Ended September 30, 2021 and 2020
(In Millions, Except Per Common Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net sales	$2,204	$1,983	$6,353	$5,328
Cost of sales	1,451	1,231	4,109	3,401
Gross profit	753	752	2,244	1,927
Selling, general and administrative expenses	368	328	1,057	939
Operating profit	385	424	1,187	988
Other income (expense), net:
Interest expense	(26)	(40)	(253)	(110)
Other, net	(17)	(4)	(438)	(22)
	(43)	(44)	(691)	(132)
Income from continuing operations before income taxes	342	380	496	856
Income tax expense	103	87	158	202
Income from continuing operations	239	293	338	654
Income from discontinued operations, net	—	—	—	411
Net income	239	293	338	1,065
Less: Net income attributable to noncontrolling interest	19	18	60	36
Net income attributable to Masco Corporation	$220	$275	$278	$1,029

Income per common share attributable to Masco Corporation:
Basic:
Income from continuing operations	$0.89	$1.05	$1.08	$2.31
Income from discontinued operations, net	—	—	—	1.54
Net income	$0.89	$1.05	$1.08	$3.85
Diluted:
Income from continuing operations	$0.89	$1.05	$1.07	$2.31
Income from discontinued operations, net	—	—	—	1.54
Net income	$0.89	$1.05	$1.07	$3.85

Amounts attributable to Masco Corporation:
Income from continuing operations	$220	$275	$278	$618
Income from discontinued operations, net	—	—	—	411
Net income	$220	$275	$278	$1,029
See notes to condensed consolidated financial statements.

MASCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

For the Three and Nine Months Ended September 30, 2021 and 2020
(In Millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income	$239	$293	$338	$1,065
Less: Net income attributable to noncontrolling interest	19	18	60	36
Net income attributable to Masco Corporation	$220	$275	$278	$1,029
Other comprehensive (loss) income, net of tax (Note L):
Cumulative translation adjustment	$(20)	$32	$(19)	$15
Interest rate swaps	—	—	7	1
Pension and other post-retirement benefits	2	5	365	15
Other comprehensive (loss) income, net of tax	(18)	37	353	31
Less: Other comprehensive (loss) income attributable to noncontrolling interest	(5)	9	(15)	8
Other comprehensive (loss) income attributable to Masco Corporation	$(13)	$28	$368	$23
Total comprehensive income	$221	$330	$691	$1,096
Less: Total comprehensive income attributable to noncontrolling interest	14	27	45	44
Total comprehensive income attributable to Masco Corporation	$207	$303	$646	$1,052

See notes to condensed consolidated financial statements.

MASCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

For the Nine Months Ended September 30, 2021 and 2020
(In Millions)

	Nine Months Ended September 30,
	2021	2020
CASH FLOWS FROM (FOR) OPERATING ACTIVITIES:
Cash provided by operations	$904	$590
Increase in receivables	(219)	(294)
Increase in inventories	(237)	(66)
Increase in accounts payable and accrued liabilities, net	147	343
Net cash from operating activities	595	573

CASH FLOWS FROM (FOR) FINANCING ACTIVITIES:
Retirement of notes	(1,326)	(400)
Purchase of Company common stock	(878)	(602)
Cash dividends paid	(154)	(108)
Dividends paid to noncontrolling interest	(43)	(23)
Issuance of notes, net of issuance costs	1,481	415
Debt extinguishment costs	(160)	(5)
Proceeds from the exercise of stock options	1	26
Employee withholding taxes paid on stock-based compensation	(14)	(25)
(Decrease) increase in debt, net	(2)	1
Net cash for financing activities	(1,095)	(721)

CASH FLOWS FROM (FOR) INVESTING ACTIVITIES:
Capital expenditures	(82)	(72)
Acquisition of businesses, net of cash acquired	(57)	(24)
Proceeds from disposition of:
Businesses, net of cash disposed	5	868
Other financial investments	170	2
Other, net	7	(4)
Net cash from investing activities	43	770

Effect of exchange rate changes on cash and cash investments	(15)	7

CASH AND CASH INVESTMENTS:
(Decrease) increase for the period	(472)	629
At January 1	1,326	697
At September 30	$854	$1,326
See notes to condensed consolidated financial statements.

MASCO CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)

For the Three and Nine Months Ended September 30, 2021 and 2020
(In Millions, Except Per Common Share Data)

	Total	Common Shares ($1 par value)	Paid-In Capital	Retained (Deficit) Earnings	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interest
Balance, January 1, 2020	$(56)	$276	$—	$(332)	$(179)	$179
Cumulative effect of adoption of new credit loss standard	(1)	—	—	(1)	—	—
Adjusted balance, January 1, 2020	$(57)	$276	$—	$(333)	$(179)	$179
Total comprehensive income (loss)	514	—	—	530	(20)	4
Shares issued	11	1	10	—	—	—
Shares retired:
Repurchased	(602)	(14)	(28)	(560)	—	—
Surrendered (non-cash)	(13)	—	—	(13)	—	—
Cash dividends declared	(36)	—	—	(36)	—	—
Stock-based compensation	18	—	18	—	—	—
Balance, March 31, 2020	$(165)	$263	$—	$(412)	$(199)	$183
Total comprehensive income	252	—	—	224	15	13
Shares retired:
Repurchased	—	(3)	3	—	—	—
Cash dividends declared	(35)	—	—	(35)	—	—
Dividends paid to noncontrolling interest	(23)	—	—	—	—	(23)
Stock-based compensation	8	—	8	—	—	—
Balance, June 30, 2020	$37	$260	$11	$(223)	$(184)	$173
Total comprehensive income	330	—	—	275	28	27
Shares issued	3	1	2	—	—	—
Cash dividends declared	(37)	—	—	(37)	—	—
Stock-based compensation	8	—	8	—	—	—
Balance, September 30, 2020	$341	$261	$21	$15	$(156)	$200

MASCO CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited) (Concluded)

For the Three and Nine Months Ended September 30, 2021 and 2020
(In Millions, Except Per Common Share Data)

	Total	Common Shares ($1 par value)	Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interest
Balance, January 1, 2021	$421	$258	$—	$79	$(142)	$226
Total comprehensive income (loss)	90	—	—	94	(12)	8
Shares issued	—	1	(1)	—	—	—
Shares retired:
Repurchased	(303)	(6)	(27)	(270)	—	—
Surrendered (non-cash)	(13)	—	—	(13)	—	—
Redeemable noncontrolling interest - redemption adjustment	(6)	—	—	(6)	—	—
Stock-based compensation	28	—	28	—	—	—
Balance, March 31, 2021	$217	$253	$—	$(116)	$(154)	$234
Total comprehensive income (loss)	380	—	—	(36)	393	23
Shares retired:
Repurchased	(447)	(6)	(12)	(429)	—	—
Cash dividends declared	(59)	—	—	(59)	—	—
Dividends paid to noncontrolling interest	(43)	—	—	—	—	(43)
Stock-based compensation	12	—	12	—	—	—
Balance, June 30, 2021	$60	$247	$—	$(640)	$239	$214
Total comprehensive income (loss)	220	—	—	220	(13)	13
Shares retired:
Repurchased	(128)	(4)	(8)	(116)	—	—
Cash dividends declared	(59)	—	—	(59)	—	—
Stock-based compensation	8	—	8	—	—	—
Balance, September 30, 2021	$101	$243	$—	$(595)	$226	$227
See notes to condensed consolidated financial statements.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

A. ACCOUNTING POLICIES
In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments, of a normal recurring nature, necessary to fairly state our financial position at September 30, 2021, our results of operations and comprehensive income (loss) for the three and nine months ended September 30, 2021 and 2020, cash flows for the nine months ended September 30, 2021 and 2020 and changes in shareholders' equity for the three and nine months ended September 30, 2021 and 2020. The condensed consolidated balance sheet at December 31, 2020 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted ("GAAP") in the United States of America.
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

B. ACQUISITIONS
In the third quarter of 2021, we acquired all of the share capital of Steamist, Inc. ("Steamist") for approximately $56 million in cash. This amount is subject to working capital and other adjustments. Steamist is a manufacturer of residential steam bath products that are complementary to many of our plumbing products. This business is included in our Plumbing Products segment. In connection with this acquisition, we recognized $31 million of definite-lived intangible assets, primarily related to customer relationships. The definite-lived intangible assets are being amortized on a straight-line basis over a weighted average amortization period of 11 years. We also recognized $29 million of goodwill, which is not tax deductible, and is related primarily to the expected synergies from combining the operations into our business.

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
The remaining 24.9% equity interest in ESS is subject to a call and put option that is exercisable by us or the sellers, respectively, any time after December 31, 2023. The redemption value of the call and put option is the same and based on a floating EBITDA value. The call and put options were determined to be embedded within the redeemable noncontrolling interest and were recorded as temporary equity in the condensed consolidated balance sheet at September 30, 2021. We elected to adjust the redeemable noncontrolling interest to its full redemption amount directly into retained (deficit) earnings.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

B. ACQUISITIONS (Concluded)

In the fourth quarter of 2020, we acquired substantially all of the net assets of Kraus USA Inc. ("Kraus"), a designer and distributor of sinks, faucets and accessories for the kitchen and bathroom, for approximately $103 million and an additional cash payment of up to $50 million to be paid in 2023, contingent upon the achievement of certain financial performance metrics for the year ending December 31, 2022. As of the closing date of the acquisition, the contingent consideration was assigned a fair value of approximately $8 million. Refer to Note G for additional information regarding the subsequent remeasurement of the contingent consideration liability. This business expands our product offerings to our customers and our online presence under the Kraus brand. This business is included in our Plumbing Products segment. In connection with this acquisition, we recognized $25 million of indefinite-lived intangible assets, which is related to trademarks, and $49 million of definite-lived intangible assets, primarily related to customer relationships. The definite-lived intangible assets are being amortized on a straight-line basis over a weighted average amortization period of 10 years. We also recognized $20 million of goodwill, which is generally tax deductible, and is related primarily to the expected synergies from combining the operations into our business. During the first quarter of 2021, we revised the allocation of the purchase price to certain identifiable assets and liabilities based on analysis of information as of the acquisition date, which resulted in a $1 million decrease to goodwill. The working capital adjustments were finalized with the seller in the second quarter of 2021, resulting in no significant changes.
In the fourth quarter of 2020, we acquired substantially all of the net assets of Work Tools International Inc. and Elder & Jenks, LLC (collectively, "Work Tools") for approximately $53 million, including $48 million of cash and $5 million of debt that will be paid out in 18 months less any pending or settled indemnity matters. Work Tools expands our product offering to our customers as it is a leading manufacturer of high-quality precision painting tools and accessories including brushes, rollers and mini rollers for DIY and professionals. This business is included in our Decorative Architectural Products segment. In connection with this acquisition, we recognized $7 million of indefinite-lived intangible assets, which is related to trademarks, and $27 million of definite-lived intangible assets, primarily related to customer relationships. The definite-lived intangible assets are being amortized on a straight-line basis over a weighted average amortization period of 12 years. We also recognized $7 million of goodwill, which is generally tax deductible, and is related primarily to the expected synergies from combining the operations into our business. The working capital adjustments were finalized with the seller in the first quarter of 2021, resulting in no significant changes.
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

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

C. DIVESTITURES
On May 31, 2021, we completed the divestiture of our Hüppe GmbH ("Hüppe") business, a manufacturer of shower enclosures and shower trays. In connection with the divestiture, we recognized a loss of $18 million for the nine months ended September 30, 2021, which is included in other, net in our condensed consolidated statements of operations. This loss resulted primarily from the recognition of $23 million of currency translation losses that were previously included within accumulated other comprehensive income (loss). The sale of Hüppe does not represent a strategic shift that will have a major effect on our operations and financial results and therefore was not presented as discontinued operations. Prior to the divestiture, the results of the business were included in our Plumbing Products segment.
On November 6, 2019, we completed the divestiture of our Milgard Windows and Doors business ("Milgard"), a manufacturer and distributor of windows and doors for proceeds of approximately $720 million, net of cash disposed. During the nine months ended September 30, 2020, a $17 million pre-tax post-closing adjustment related to the finalization of working capital items was recorded to income from discontinued operations, net in the condensed consolidated statements of operations, as a gain on the divestiture of Milgard. Of the $17 million, we received $15 million in cash as of September 30, 2020, which is presented in investing activities on the condensed consolidated statement of cash flow as proceeds from disposition of businesses, net of cash disposed. The remaining $2 million was received in two monthly installments throughout the remainder of 2020.
On November 14, 2019, we entered into a definitive agreement to sell Masco Cabinetry LLC ("Cabinetry"), a manufacturer of cabinetry products. We completed the divestiture of Cabinetry on February 18, 2020 for proceeds of approximately $989 million, including $853 million, net of cash disposed. The remaining $136 million was accounted for as preferred stock issued by a holding company of the buyer; refer to Note G for additional information. In connection with the sale, we recognized a gain on the divestiture of $585 million for the nine months ended September 30, 2020, which is included in income from discontinued operations, net in the condensed consolidated statement of operations.
As the sale of Milgard and Cabinetry represented a strategic shift having a major effect on our operations and financial results, these businesses were presented in discontinued operations separate from continuing operations for the nine months ended September 30, 2020, as applicable. There was no activity for the three months ended September 30, 2021 and 2020.
The major classes of line items constituting income from discontinued operations, net, in millions:

	Nine Months Ended September 30,
	2021	2020
Net sales	$—	$101
Cost of sales	—	78
Gross profit	—	23
Selling, general and administrative expenses	—	31
(Loss) from discontinued operations	—	(8)
Gain on disposal of discontinued operations	—	602
Income before income tax	—	594
Income tax expense	—	(183)
Income from discontinued operations, net	$—	$411

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

D. REVENUE
Our revenues are derived primarily from sales to customers in North America and Internationally, principally Europe. Net sales from these geographic markets, by segment, were as follows, in millions:

	Three Months Ended September 30, 2021
	Plumbing Products	Decorative Architectural Products	Total
Primary geographic markets:
North America	$878	$875	$1,753
International, principally Europe	451	—	451
Total	$1,329	$875	$2,204

	Nine Months Ended September 30, 2021
	Plumbing Products	Decorative Architectural Products	Total
Primary geographic markets:
North America	$2,553	$2,446	$4,999
International, principally Europe	1,354	—	1,354
Total	$3,907	$2,446	$6,353

	Three Months Ended September 30, 2020
	Plumbing Products	Decorative Architectural Products	Total
Primary geographic markets:
North America	$757	$842	$1,599
International, principally Europe	384	—	384
Total	$1,141	$842	$1,983

	Nine Months Ended September 30, 2020
	Plumbing Products	Decorative Architectural Products	Total
Primary geographic markets:
North America	$1,973	$2,364	$4,337
International, principally Europe	991	—	991
Total	$2,964	$2,364	$5,328
Our contract asset balance was $1 million and $2 million at September 30, 2021 and December 31, 2020, respectively. Our contract liability balance was $24 million and $62 million at September 30, 2021 and December 31, 2020, respectively.
We reversed $1 million and $6 million of revenue for the three months ended September 30, 2021 and 2020, respectively, related to performance obligations settled in previous quarters of the same year. We recognized $3 million and $7 million of revenue for the three and nine months ended September 30, 2021, respectively, and $1 million and $6 million of revenue for the three and nine months ended September 30, 2020, respectively, related to performance obligations settled in previous years.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

D. REVENUE (Concluded)
Changes in the allowance for credit losses deducted from accounts receivable were as follows, in millions:

	Nine Months Ended September 30, 2021	Twelve Months Ended December 31, 2020
Balance at January 1	$7	$5
Provision for expected credit losses during the period	1	3
Write-offs charged against the allowance	(1)	(2)
Recoveries of amounts previously written off	1	1
Other (A)	(1)	—
Balance at end of period	$7	$7

(A)    As a result of Hüppe being divested in May 2021, $1 million for the nine months ended September 30, 2021 was removed from allowance for credit losses.

E. DEPRECIATION AND AMORTIZATION
 Depreciation and amortization expense was $114 million and $99 million for the nine months ended September 30, 2021 and 2020, respectively.

F. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill at September 30, 2021, by segment, was as follows, in millions:

	Gross Goodwill At September 30, 2021	Accumulated Impairment Losses	Net Goodwill At September 30, 2021
Plumbing Products (A)	$627	$(301)	$326
Decorative Architectural Products	366	(75)	291
Total	$993	$(376)	$617

(A)    As a result of Hüppe being divested in May 2021, both gross goodwill and accumulated impairment losses for the Plumbing Products segment were reduced by $39 million.

The changes in the carrying amount of goodwill for the nine months ended September 30, 2021, by segment, were as follows, in millions:

	Gross Goodwill At December 31, 2020	Accumulated Impairment Losses	Net Goodwill At December 31, 2020	Acquisitions	Other (B)	Net Goodwill At September 30, 2021
Plumbing Products	$613	$(340)	$273	$63	$(10)	$326
Decorative Architectural Products	365	(75)	290	1	—	291
Total	$978	$(415)	$563	$64	$(10)	$617

(B)    Other consists of the effect of foreign currency translation.

The carrying value of our other indefinite-lived intangible assets was $109 million at both September 30, 2021 and December 31, 2020 and principally included registered trademarks. The carrying value of our definite-lived intangible assets was $286 million (net of accumulated amortization of $70 million) and $248 million (net of accumulated amortization of $73 million) at September 30, 2021 and December 31, 2020, respectively, and principally included customer relationships. The increase in our definite-lived intangible assets is primarily a result of our acquisitions of Steamist and ESS.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

G. FAIR VALUE OF FINANCIAL INVESTMENTS
Preferred Stock of ACProducts Holding, Inc. As described in Note C, in conjunction with our divestiture of Cabinetry, we received preferred stock of ACProducts Holding, Inc., the holding company of the buyer, with a liquidation preference of $150 million. We did not have the ability to exercise significant influence, and the fair value of this security was not readily available. We elected to measure this investment at cost (less impairment, if any) adjusted for observable price changes in orderly transactions for identical or similar investments of the same issuer for subsequent measurements of fair value. As the preferred stock was received in conjunction with the sale of Cabinetry, we determined the cost to be the fair value of the preferred stock at the time of sale, which was determined to be $136 million and was included in other assets in our condensed consolidated balance sheet.

In May 2021, we received, in cash, $166 million for the redemption of the preferred stock, including all accrued but unpaid dividends, and recognized a gain of $14 million which was included within other, net in our condensed consolidated statements of operations.

Prior to the redemption, dividends earned on this investment were included within other, net in our condensed consolidated statements of operations with a corresponding increase to our basis in the investment. We had dividend income of $6 million for the nine months ended September 30, 2021, and $3 million and $7 million for the three and nine months ended September 30, 2020, respectively. The preferred stock was reported at the carrying value of $146 million in other assets in our condensed consolidated balance sheet at December 31, 2020.

Kraus Acquisition Contingent Consideration. As described in Note B, we may be obligated to pay up to an additional $50 million in 2023 for the Kraus acquisition contingent upon the achievement of certain financial performance metrics for the year ending December 31, 2022. The measurement of the liability for contingent consideration is based on significant inputs that are not observable in the market, and is therefore classified as Level 3 inputs. Examples of utilized unobservable inputs are estimated future revenues and earnings of the acquired business and an applicable discount rate. The estimate of the liability may fluctuate if there are changes in the forecast of the acquired business' future revenues and earnings, as a result of actual levels achieved, or in the discount rate used to determine the present value of contingent future cash flows. All subsequent remeasurements from the initial estimate at the time of acquisition are recorded in other, net in our condensed consolidated statement of operations, as described in Note N. The fair value of the liability was estimated to be $22 million and $8 million as of September 30, 2021 and December 31, 2020, respectively, using probability weighted discounted cash flows and a discount rate that reflects the uncertainty surrounding the expected outcomes, which we believe is appropriate and representative of a market participant assumption.

Fair Value of Debt. The fair value of our short-term and long-term fixed-rate debt instruments is based principally upon modeled market prices for the same or similar issues, which are Level 1 inputs. The aggregate estimated market value of our short-term and long-term debt at September 30, 2021 was approximately $3.2 billion, compared with the aggregate carrying value of $3.0 billion. The aggregate estimated market value of our short-term and long-term debt at December 31, 2020 was approximately $3.3 billion, compared with the aggregate carrying value of $2.8 billion.

H. WARRANTY LIABILITY
Changes in our warranty liability were as follows, in millions:

	Nine Months Ended September 30, 2021	Twelve Months Ended December 31, 2020
Balance at January 1	$83	$84
Accruals for warranties issued during the period	28	34
Accruals related to pre-existing warranties	1	(3)
Settlements made (in cash or kind) during the period	(23)	(33)
Other, net (including currency translation and acquisitions)	(2)	1
Balance at end of period	$87	$83

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

I. DEBT
On March 4, 2021, we issued $600 million of 1.500% Notes due February 15, 2028, $600 million of 2.000% Notes due February 15, 2031 and $300 million of 3.125% Notes due February 15, 2051. We received proceeds of $1,495 million, net of discount, for the issuance of these Notes. The Notes are senior indebtedness and are redeemable at our option at the applicable redemption price. On March 22, 2021, proceeds from the debt issuances, together with cash on hand, were used to repay and early retire our $326 million 5.950% Notes due March 15, 2022, $500 million 4.450% Notes due April 1, 2025, and $500 million 4.375% Notes due April 1, 2026. In connection with these early retirements, we incurred a loss on debt extinguishment of $168 million for the nine months ended September 30, 2021, which was recorded as interest expense in the condensed consolidated statement of operations.

On September 18, 2020, we issued $300 million of 2.000% Notes due October 1, 2030 (the "2030 Notes") and received proceeds of $300 million, net of discount, for the issuance of the 2030 Notes. Also on September 18, 2020, we issued an incremental $100 million of our existing 4.500% Notes due May 15, 2047 (the "2047 Notes") and received proceeds of $119 million, including a premium, for the issuance of the 2047 Notes. The incremental $100 million will form a single series with the existing $300 million of 4.500% Notes due May 15, 2047. The 2030 Notes and 2047 Notes are senior indebtedness and are redeemable at our option at the applicable redemption price. On September 29, 2020, proceeds from the debt issuances were used to repay and early retire our $400 million 3.500% Notes due April 1, 2021. In connection with this early retirement, we incurred a loss on debt extinguishment of $6 million for the three and nine months ended September 30, 2020, which was recorded as interest expense in the condensed consolidated statement of operations.

On March 13, 2019, we entered into a credit agreement (the “Credit Agreement”) with an aggregate commitment of $1.0 billion and a maturity date of March 13, 2024. Under the Credit Agreement, at our request and subject to certain conditions, we can increase the aggregate commitment up to an additional $500 million with the current lenders or new lenders.
The Credit Agreement provides for an unsecured revolving credit facility available to us and one of our foreign subsidiaries, in U.S. dollars, European euros, British Pounds Sterling, Canadian dollars and certain other currencies for revolving credit loans, swingline loans and letters of credit. Borrowings under the revolving credit loans denominated in any agreed upon currency other than U.S. dollars are limited to $500 million, equivalent. We can also borrow swingline loans up to $100 million and obtain letters of credit of up to $25 million; outstanding letters of credit under the Credit Agreement reduce our borrowing capacity. At September 30, 2021, we had no outstanding standby letters of credit under the Credit Agreement.
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
In order for us to borrow under the Credit Agreement, there must not be any default in our covenants in the Credit Agreement (i.e., in addition to the two financial covenants, principally limitations on subsidiary debt, negative pledge restrictions, legal compliance requirements and maintenance of properties and insurance) and our representations and warranties in the Credit Agreement must be true in all material respects on the date of borrowing (i.e., principally no material adverse change or litigation likely to result in a material adverse change, since December 31, 2018, no material ERISA or environmental non-compliance, and no material tax deficiency). We were in compliance with all covenants and no borrowings were outstanding at September 30, 2021.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

J. STOCK-BASED COMPENSATION

Our 2014 Long Term Stock Incentive Plan provides for the issuance of stock-based incentives in various forms to our employees and non-employee Directors. At September 30, 2021, outstanding stock-based incentives were in the form of long-term stock awards, stock options, restricted stock units, performance restricted stock units and phantom stock awards.

Pre-tax compensation expense included in income from continuing operations for these stock-based incentives was as follows, in millions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Long-term stock awards	$2	$4	$8	$11
Stock options	1	1	6	6
Restricted stock units	3	1	26	12
Performance restricted stock units	2	2	8	3
Phantom stock awards	1	1	3	3
Total	$9	$9	$51	$35

Long-Term Stock Awards. Prior to the amendment of our 2014 Long Term Stock Incentive Plan in December 2019, we granted long-term stock awards to our key employees and non-employee Directors. We did not grant shares of long-term stock awards in the nine months ended September 30, 2021 and 2020.

Our long-term stock award activity was as follows, shares in millions:

	Nine Months Ended September 30,
	2021	2020
Unvested stock award shares at January 1	1	2
Weighted average grant date fair value	$36	$34

Stock award shares vested	—	1
Weighted average grant date fair value	$34	$32

Stock award shares forfeited	—	—
Weighted average grant date fair value	$37	$35

Unvested stock award shares at September 30	1	1
Weighted average grant date fair value	$37	$36

At September 30, 2021 and 2020, there was $12 million and $25 million, respectively, of total unrecognized compensation expense related to unvested stock awards; such awards had a weighted average remaining vesting period of two years at both September 30, 2021 and 2020.

The total market value (at the vesting date) of stock award shares which vested was $28 million and $31 million during the nine months ended September 30, 2021 and 2020, respectively.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

J. STOCK-BASED COMPENSATION (Continued)
Stock Options. Stock options are granted to certain key employees.

We granted 331,970 shares of stock options in the nine months ended September 30, 2021 with a grant date weighted average exercise price of approximately $56 per share.

Our stock option activity was as follows, shares in millions:

	Nine Months Ended September 30,
	2021	2020
Option shares outstanding, January 1	2	3
Weighted average exercise price	$33	$27

Option shares granted	1	1
Weighted average exercise price	$56	$48

Option shares exercised	—	1
Aggregate intrinsic value on date of exercise (A)	$1 million	$29 million
Weighted average exercise price	$20	$17

Option shares forfeited	—	—
Weighted average exercise price	$11	$42

Option shares outstanding, September 30	3	3
Weighted average exercise price	$36	$34
Weighted average remaining option term (in years)	6	7

Option shares vested and expected to vest, September 30	3	2
Weighted average exercise price	$36	$33
Aggregate intrinsic value (A)	$53 million	$54 million
Weighted average remaining option term (in years)	6	7

Option shares exercisable (vested), September 30	2	1
Weighted average exercise price	$30	$28
Aggregate intrinsic value (A)	$43 million	$35 million
Weighted average remaining option term (in years)	5	5

(A)    Aggregate intrinsic value is calculated using our stock price at each respective date, less the exercise price (grant date price), multiplied by the number of shares.

At September 30, 2021 and 2020, there was $4 million and $7 million, respectively, of unrecognized compensation expense (using the Black-Scholes option pricing model at the grant date) related to unvested stock options; such options had a weighted average remaining vesting period of two years and three years at September 30, 2021 and 2020, respectively.

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

We granted 662,980 restricted stock units in the nine months ended September 30, 2021 with a weighted average grant date fair value of $57 per share. In the nine months ended September 30, 2021, 141,461 shares were issued and 15,487 restricted stock units were forfeited. During the nine months ended September 30, 2020, we granted 437,170 restricted stock units with a grant date fair value of approximately $47 per share and 7,930 restricted stock units were forfeited.

At September 30, 2021 and 2020, there was $18 million and $8 million, respectively, of unrecognized compensation expense related to unvested restricted stock units; such units had a weighted average remaining vesting period of two years at both September 30, 2021 and 2020.

The total market value (at the vesting date) of restricted stock units which vested was $8 million during the nine months ended September 30, 2021.

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

During the nine months ended September 30, 2021, we granted 85,360 performance restricted stock units with a grant date fair value of approximately $53 per share and 104,757 shares were issued. During the nine months ended September 30, 2020, we granted 133,390 performance restricted stock units with a grant date fair value of approximately $34 per share and 151,724 shares were issued. No performance restricted stock units were forfeited during the nine months ended September 30, 2021 and 2020.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

K. EMPLOYEE RETIREMENT PLANS
Net periodic pension cost for our defined-benefit pension plans, with the exception of service cost, is recorded in other, net, in our condensed consolidated statements of operations. Net periodic pension cost for our defined-benefit pension plans was as follows, in millions:

	Three Months Ended September 30,
	2021		2020
	Qualified	Non-Qualified	Qualified	Non-Qualified
Service cost	$1	$—	$1	$—
Interest cost	1	2	5	2
Expected return on plan assets	(1)	—	(6)	—
Amortization of net loss	2	—	7	—
Net periodic pension cost	$3	$2	$7	$2

	Nine Months Ended September 30,
	2021		2020
	Qualified	Non-Qualified	Qualified	Non-Qualified
Service cost	$3	$—	$2	$—
Interest cost	14	3	18	4
Expected return on plan assets	(8)	—	(17)	—
Settlement loss	406	—	—	—
Amortization of net loss	13	2	18	2
Net periodic pension cost	$428	$5	$21	$6

As of January 1, 2010, substantially all of our domestic and foreign qualified and domestic non-qualified defined-benefit pension plans were frozen to future benefit accruals. In December 2019, our Board of Directors approved the termination of our qualified domestic defined-benefit pension plans. In the second quarter of 2021, we settled these plans and made a final contribution of $101 million. The settlement loss included $447 million of pre-tax actuarial losses that were reclassified out of accumulated other comprehensive income (loss) during the nine months ended September 30, 2021.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

L. RECLASSIFICATIONS FROM ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The reclassifications from accumulated other comprehensive income (loss) to the condensed consolidated statements of operations were as follows, in millions:

	Amounts Reclassified
Accumulated Other Comprehensive (Income) Loss	Three Months Ended September 30,		Nine Months Ended September 30,		Statement of Operations Line Item
	2021	2020	2021	2020
Settlement and amortization of defined-benefit pension and other post-retirement benefits (A):
Actuarial losses, net	$2	$7	$18	$20	Other, net
Settlement loss	—	—	447	—
Tax (benefit)	—	(2)	(100)	(5)
Net of tax	$2	$5	$365	$15

Interest rate swaps (B)	$—	$—	$2	$1	Interest expense
Tax expense	—	—	5	—
Net of tax	$—	$—	$7	$1

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

In addition to the above amounts, we reclassified $23 million of currency translation losses from accumulated other comprehensive income (loss) to the condensed consolidated statement of operations in conjunction with the divestiture of Hüppe in the second quarter of 2021. Also, we reclassified $14 million of deferred currency translation losses from accumulated other comprehensive income (loss) to the condensed consolidated statement of operations in conjunction with the disposition of our UK Window Group business in the third quarter of 2020.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

M. SEGMENT INFORMATION

Information by segment and geographic area was as follows, in millions:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	2020	2021	2020	2021	2020	2021	2020
	Net Sales (A)		Operating Profit		Net Sales (A)		Operating Profit
Operations by segment:
Plumbing Products	$1,329	$1,141	$248	$271	$3,907	$2,964	$773	$583
Decorative Architectural Products	875	842	166	179	2,446	2,364	496	475
Total	$2,204	$1,983	$414	$450	$6,353	$5,328	$1,269	$1,058
Operations by geographic area:
North America	$1,753	$1,599	$332	$368	$4,999	$4,337	$1,010	$899
International, principally Europe	451	384	82	82	1,354	991	259	159
Total	$2,204	$1,983	414	450	$6,353	$5,328	1,269	1,058
General corporate expense, net			(29)	(26)			(82)	(70)
Operating profit			385	424			1,187	988
Other income (expense), net			(43)	(44)			(691)	(132)
Income from continuing operations before income taxes			$342	$380			$496	$856

(A)    Inter-segment sales were not material.

N. OTHER INCOME (EXPENSE), NET

Other, net, which is included in other income (expense), net, was as follows, in millions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Loss on sale of business	$—	$—	$(18)	$—
Income from cash and cash investments	—	—	—	2
Equity investment income, net	5	1	7	1
Foreign currency transaction (losses) gains	(4)	1	(2)	(6)
Net periodic pension and post-retirement benefit cost (A)	(4)	(9)	(430)	(25)
Gain on preferred stock redemption	—	—	14	—
Contingent consideration (B)	(14)	—	(14)	—
Dividend income	—	3	6	7
Other items, net	—	—	(1)	(1)
Total other, net	$(17)	$(4)	$(438)	$(22)

(A)    In the second quarter of 2021, we settled our qualified domestic defined-benefit pension plans and recognized $406 million of additional pension expense. Refer to Note K for additional information.
(B)    In the third quarter of 2021, we recognized $14 million of expense from the revaluation of contingent consideration related to a prior acquisition. Refer to Note G for additional information.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

O. INCOME PER COMMON SHARE

Reconciliations of the numerators and denominators used in the computations of basic and diluted income per common share were as follows, in millions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator (basic and diluted):
Income from continuing operations	$220	$275	$278	$618
Less: Allocation to redeemable noncontrolling interest	—	—	6	—
Less: Allocation to unvested restricted stock awards	1	1	1	5
Income from continuing operations attributable to common shareholders	219	274	271	613

Income from discontinued operations, net	—	—	—	411
Less: Allocation to unvested restricted stock awards	—	—	—	3
Income from discontinued operations, net attributable to common shareholders	—	—	—	408

Net income attributable to common shareholders	$219	$274	$271	$1,021

Denominator:
Basic common shares (based upon weighted average)	246	261	251	265
Add: Stock option dilution	1	—	2	1
Diluted common shares	247	261	253	266

For the three and nine months ended September 30, 2021 and 2020, we allocated dividends and undistributed earnings to the unvested restricted stock awards.

Additionally, 70,000 and 285,000 common shares for the three and nine months ended September 30, 2021, respectively, and 106,000 and 685,000 common shares for the three and nine months ended September 30, 2020, respectively, related to stock options were excluded from the computation of diluted income per common share due to their antidilutive effect.

Effective February 10, 2021, our Board of Directors authorized the repurchase, for retirement, of up to $2.0 billion of shares of our common stock in open-market transactions or otherwise, replacing the previous Board of Directors authorization established in 2019. We repurchased and retired 15.2 million shares of our common stock in the nine months ended September 30, 2021 for approximately $878 million. This included 0.7 million shares to offset the dilutive impact of restricted stock units granted in the nine months ended September 30, 2021. At September 30, 2021, we had $1.3 billion remaining under the 2021 authorization.

On the basis of amounts paid (declared), cash dividends per common share were $0.235 ($0.235) and $0.610 ($0.470) for the three and nine months ended September 30, 2021, respectively, and $0.135 ($0.140) and $0.405 ($0.410) for the three and nine months ended September 30, 2020, respectively.

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

Q. INCOME TAXES

Our effective tax rate of 30 percent and 32 percent for the three and nine months ended September 30, 2021 was impacted by $10 million and $15 million of income tax expense, respectively, due to losses providing no tax benefit in certain jurisdictions from the termination of our qualified domestic defined-benefit pension plans and a business divestiture. The tax rate in the nine-month period also includes a $16 million income tax expense from the elimination of disproportionate tax effects from accumulated other comprehensive income (loss) relating to our interest rate swap following the retirement of the related debt, and the termination of our qualified domestic defined-benefit pension plans.

Our effective tax rate of 23 percent and 24 percent for the three and nine months ended September 30, 2020 was impacted by a $10 million and $13 million reduction in income tax expense, respectively, resulting from IRS guidance released during the third quarter of 2020 that allows us to exclude certain high-taxed foreign income from the U.S. tax effects on Global Intangible Low-Taxed Income.

MASCO CORPORATION
Item 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIRD QUARTER 2021 AND THE FIRST NINE MONTHS 2021 VERSUS THIRD QUARTER 2020 AND THE FIRST NINE MONTHS 2020
SALES AND OPERATIONS

The following table sets forth our net sales and operating profit by business segment and geographic area, dollars in millions:

	Three Months Ended September 30,		Percent Change
	2021	2020	2021	vs.	2020
Net Sales:
Plumbing Products	$1,329	$1,141	16%
Decorative Architectural Products	875	842	4%
Total	$2,204	$1,983	11%

North America	$1,753	$1,599	10%
International, principally Europe	451	384	17%
Total	$2,204	$1,983	11%

	Nine Months Ended September 30,		Percent Change
	2021	2020	2021	vs.	2020
Net Sales:
Plumbing Products	$3,907	$2,964	32%
Decorative Architectural Products	2,446	2,364	3%
Total	$6,353	$5,328	19%

North America	$4,999	$4,337	15%
International, principally Europe	1,354	991	37%
Total	$6,353	$5,328	19%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating Profit: (A)
Plumbing Products	$248	$271	$773	$583
Decorative Architectural Products	166	179	496	475
Total	$414	$450	$1,269	$1,058

North America	$332	$368	$1,010	$899
International, principally Europe	82	82	259	159
Total	414	450	1,269	1,058
General corporate expense, net	(29)	(26)	(82)	(70)
Operating profit	$385	$424	$1,187	$988

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

The following discussion of consolidated results of operations and segment and geographic results refers to the three and nine months ended September 30, 2021 compared to the same periods of 2020.

NET SALES

Net sales increased 11 percent and 19 percent for the three and nine months ended September 30, 2021, respectively. Excluding acquisitions, divestitures and the effect of currency translation, net sales increased nine percent and 15 percent for the three and nine months ended September 30, 2021, respectively. The following table reconciles reported net sales to net sales, excluding acquisitions, divestitures and the effect of currency translation, in millions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net sales, as reported	$2,204	$1,983	$6,353	$5,328
Acquisitions	(59)	—	(170)	—
Divestitures	—	(19)	—	(25)
Net sales, excluding acquisitions and divestitures	2,145	1,964	6,183	5,303
Currency translation	(14)	—	(104)	—
Net sales, excluding acquisitions, divestitures and the effect of currency translation	$2,131	$1,964	$6,079	$5,303

North American net sales increased 10 percent for the three months ended September 30, 2021. Higher sales volume of plumbing products as well as favorable net selling prices of paints and other coating products and plumbing products and to a lesser extent builders' hardware products, in aggregate, increased sales by nine percent. The acquisitions of Kraus, Work Tools and Steamist increased sales by three percent. Such increases were partially offset by lower sales volume of builders' hardware, lighting and paints and other coating products, which in aggregate decreased sales by two percent. North American net sales increased 15 percent for the nine months ended September 30, 2021. Higher sales volume of plumbing products, and to a lesser extent, higher net selling prices of paints and other coating products and plumbing products, in aggregate, increased sales by 12 percent. The acquisitions of Kraus, Work Tools and Steamist increased sales by three percent and favorable currency translation increased sales by one percent. Such increases were slightly offset by lower sales volume of paints and other coating products, which decreased sales by one percent.

International net sales increased 17 percent and 37 percent for the three and nine months ended September 30, 2021, respectively. In local currencies (including sales in currencies outside their respective functional currencies), net sales increased 15 percent and 29 percent for the three and nine months ended September 30, 2021, respectively. Higher sales volume and, to a lesser extent, favorable sales mix and net selling prices of plumbing products increased sales by 17 percent and 28 percent for the three and nine months ended September 30, 2021, respectively. The acquisition of ESS increased sales by three percent for both the three and nine months ended September 30, 2021. These increases were slightly offset by the divestiture of Hüppe which decreased sales by five percent and three percent for the three and nine months ended September 30, 2021, respectively.

Net sales in the Plumbing Products segment increased 16 percent and 32 percent for the three and nine months ended September 30, 2021, respectively. Higher sales volume increased sales by nine percent and 22 percent, and favorable net selling prices increased sales by four percent and two percent for the three and nine months ended September 30, 2021, respectively, and favorable sales mix increased sales by two percent for the nine months ended September 30, 2021. The acquisitions of Kraus, ESS and Steamist increased sales by four percent and five percent for the three and nine months ended September 30, 2021, respectively. Favorable foreign currency translation increased sales by one percent and three percent for the three and nine months ended September 30, 2021, respectively. These increases were slightly offset by the divestiture of Hüppe which decreased sales by two percent and one percent for the three and nine months ended September 30, 2021, respectively.

Net sales in the Decorative Architectural Products segment increased four percent for the three months ended September 30, 2021 primarily due to favorable net selling prices of paints and other coating products and to a lesser extent builders' hardware and lighting products. Such increases were partially offset by lower sales volume of builders' hardware, lighting and paints and other coating products. Net sales in the Decorative Architectural Products segment increased three percent for the nine months ended September 30, 2021 due to favorable net selling prices of paints and other coating products and to a lesser extent higher sales volume of builders' hardware products. Such increases were partially offset by lower sales volume of paints and other coating products. The Work Tools acquisition increased sales by one percent for both periods.

OPERATING PROFIT

Our gross profit margin was 34.2 percent and 35.3 percent for the three and nine months ended September 30, 2021, respectively, compared to 37.9 percent and 36.2 percent for the comparable period of 2020. Gross profit margins for the three and nine months ended September 30, 2021 were negatively impacted by increased commodity and transportation costs. This decline was partially offset by increased sales volume, higher net selling prices and cost savings initiatives as well as favorable sales mix for the nine month period.

Selling, general and administrative expenses, as a percentage of sales, was 16.7 percent and 16.6 percent for the three and nine months ended September 30, 2021, respectively, compared to 16.5 percent and 17.6 percent for the comparable period of 2020. Selling, general and administrative expenses for the three months ended September 30, 2021 were negatively impacted by increased other expenses (such as marketing costs, labor costs and travel and entertainment costs), partially offset by the leverage of fixed expenses due primarily to increased sales volume. Selling, general and administrative expenses for the nine months ended September 30, 2021 were positively impacted by leverage of fixed expenses due primarily to increased sales volume and cost savings initiatives.

Operating profit in the Plumbing Products segment for the three months ended September 30, 2021 was negatively impacted by increased commodity, transportation and marketing costs as well as increased labor costs. These negative impacts were partially offset by higher net selling prices and increased sales volume. Operating profit in the Plumbing Products segment for the nine months ended September 30, 2021 was positively impacted by increased sales volume, higher net selling prices, favorable sales mix, cost savings initiatives and a positive currency impact. These positive impacts were partially offset by increased commodity costs, transportation costs and labor costs.

Operating profit in the Decorative Architectural Products segment for the three months ended September 30, 2021 was negatively impacted by increased commodity costs, lower sales volume and higher transportation and marketing costs. These negative impacts were partially offset by higher net selling prices, and to a lesser extent, favorable sales mix. Operating profit in the Decorative Architectural Products segment for the nine months ended September 30, 2021 benefited primarily from higher net selling prices, cost savings initiatives, favorable sales mix and lower fixed expenses in our lighting business. These positive impacts were partially offset by increased commodity costs, lower sales volume and higher transportation costs.

OTHER INCOME (EXPENSE), NET

Interest expense for the three and nine months ended September 30, 2021 was $26 million and $253 million, respectively, compared to $40 million and $110 million for the three and nine months ended September 30, 2020, respectively. The decrease in interest expense for the three months ended September 30, 2021 as compared to the same period in the prior year is due to interest savings related to debt refinancing in the first quarter of 2021 and the absence of the loss on debt extinguishment recorded in connection with the early retirement of debt in the third quarter of 2020. The increase in interest expense for the nine months ended September 30, 2021 as compared to the same period in the prior year is primarily due to the $168 million loss on debt extinguishment which was recorded as additional interest expense in connection with the early retirement of debt in the first quarter of 2021.

Other, net, for the three and nine months ended September 30, 2021 was $17 million and $438 million, respectively, compared to $4 million and $22 million for the three and nine months ended September 30, 2020, respectively. Other, net, for the three and nine months ended September 30, 2021 included $4 million and $430 million of net periodic pension and post-retirement benefit cost, respectively, which includes $406 million of settlement loss related to the termination of our qualified domestic defined-benefit pension plans for the nine months ended September 30, 2021. Additionally, other, net included a loss of $18 million related to the divestiture of Hüppe for the nine months ended September 30, 2021 and $14 million expense from the revaluation of contingent consideration related to a prior acquisition for the three and nine months ended September 30, 2021. These amounts were partially offset by a $14 million gain recognized on the redemption of the preferred stock of ACProducts Holding, Inc. and $6 million of related dividend income for the nine months ended September 30, 2021, and $5 million and $7 million of earnings related to equity method investments for the three and nine months ended September 30, 2021, respectively.

Other, net, for the three and nine months ended September 30, 2020 included $9 million and $25 million, respectively, of net periodic pension and post-retirement benefit cost and $3 million and $7 million, respectively, of dividend income related to preferred stock of ACProducts Holding, Inc. Other, net for the three and nine months ended September 30, 2020 also included $1 million of foreign currency transaction gains and $6 million of foreign currency transaction losses, respectively.

INCOME TAXES

Our effective tax rate of 30 percent and 32 percent for the three and nine months ended September 30, 2021, respectively, was higher than our normalized tax rate of 25 percent. The increase in the rate was primarily due to an additional $10 million and $15 million of income tax expense in the three and nine months ended September 30, 2021, respectively, due to losses providing no tax benefit in certain jurisdictions from the termination of our qualified domestic defined-benefit pension plans and a business divestiture. The nine-month rate was also impacted by a $16 million income tax expense from the elimination of disproportionate tax effects from accumulated other comprehensive income (loss) relating to our interest rate swap following the retirement of the related debt, and the termination of our qualified domestic defined-benefit pension plans.

Our effective tax rate was 23 percent and 24 percent for the three and nine months ended September 30, 2020, respectively. Our tax rates were lower than our normalized tax rate of 25 percent due primarily to a $6 million reduction in income tax expense in both periods, resulting from IRS guidance released during the third quarter of 2020, that allows us to exclude certain high-taxed foreign income from the U.S. tax effects on Global Intangible Low-taxed Income. Also, our effective tax rate for the nine-month period was lower than our normalized tax rate due to an additional $5 million income tax benefit on stock-based compensation.

INCOME AND INCOME PER COMMON SHARE FROM CONTINUING OPERATIONS — ATTRIBUTABLE TO MASCO CORPORATION

Income from continuing operations for the three and nine months ended September 30, 2021 was $220 million and $278 million, respectively, compared to $275 million and $618 million for the comparable periods of 2020. Diluted income per common share from continuing operations for the three and nine months ended September 30, 2021 was $0.89 and $1.07, respectively, per common share, compared with $1.05 and $2.31, respectively, per common share for the comparable periods of 2020.

OTHER FINANCIAL INFORMATION

Our current ratio was 1.8 to 1 at both September 30, 2021 and December 31, 2020.

For the nine months ended September 30, 2021, net cash provided by operating activities was $595 million. Our cash flows from operations benefited from higher operating profit, offset by changes in working capital and pension contributions related to the settlement of our qualified domestic defined-benefit pension plans.

For the nine months ended September 30, 2021, net cash used for financing activities was $1,095 million, primarily due to $1,326 million for the early retirement of our 5.950% Notes due March 15, 2022, 4.450% Notes due April 1, 2025, and 4.375% Notes due April 1, 2026 and $160 million of related debt extinguishment costs. Net cash used for financing activities was also impacted by $878 million for the repurchase and retirement of our common stock (including 0.7 million shares repurchased to offset the dilutive impact of restricted stock units granted in 2021), $154 million for the payment of cash dividends, $43 million for dividends paid to noncontrolling interest and $14 million for employee withholding taxes paid on stock-based compensation. These uses of cash were partially offset by proceeds, net of issuance costs, of $1,481 million due to the issuances of $600 million of 1.500% Notes due February 15, 2028, $600 million of 2.000% Notes due February 15, 2031 and $300 million of 3.125% Notes due February 15, 2051.

For the nine months ended September 30, 2021, net cash provided by investing activities was $43 million, primarily due to the $166 million received, in cash, for the redemption of the preferred stock of ACProducts Holding Inc., partially offset by $82 million of capital expenditures and $56 million for the acquisition of Steamist, Inc.

Our cash and cash investments were $854 million and $1.3 billion at September 30, 2021 and December 31, 2020, respectively. Our cash and cash investments consist of overnight interest-bearing money market demand accounts, time deposit accounts and money market mutual funds containing government securities and treasury obligations.

Of the $854 million and $1.3 billion of cash and cash investments held at September 30, 2021 and December 31, 2020, $465 million and $385 million, respectively, was held in our foreign subsidiaries. If these funds were needed for our operations in the U.S., their repatriation into the U.S. would not result in significant additional U.S. income tax or foreign withholding tax, as we have recorded such taxes on substantially all undistributed foreign earnings, except for those that are legally restricted.

On March 4, 2021, we issued $600 million of 1.500% Notes due February 15, 2028, $600 million of 2.000% Notes due February 15, 2031 and $300 million of 3.125% Notes due February 15, 2051. We received proceeds of $1,495 million, net of discount, for the issuance of these Notes. The Notes are senior indebtedness and are redeemable at our option at the applicable redemption price. On March 22, 2021, proceeds from the debt issuances, together with cash on hand, were used to repay and early retire our $326 million 5.950% Notes due March 15, 2022, $500 million 4.450% Notes due April 1, 2025, and $500 million 4.375% Notes due April 1, 2026. In connection with these early retirements, we incurred a loss on debt extinguishment of $168 million, which was recorded as interest expense for the nine months ended September 30, 2021.

On September 18, 2020, we issued $300 million of 2.000% Notes due October 1, 2030 and received proceeds of $300 million, net of discount, for the issuance of the 2030 Notes. Also on September 18, 2020, we issued an incremental $100 million on our existing 4.500% Notes due May 15, 2047 and received proceeds of $119 million, including a premium, for the issuance of the 2047 Notes. The incremental $100 million will form a single series with the existing $300 million of 4.500% Notes due May 15, 2047. The 2030 Notes and 2047 Notes are senior indebtedness and are redeemable at our option at the applicable redemption price. On September 29, 2020, proceeds from the debt issuances were used to repay and early retire our $400 million 3.500% Notes due April 1, 2021. In connection with this early retirement, we incurred a loss on debt extinguishment of $6 million, which was recorded as interest expense for the three and nine months ended September 30, 2020.

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

The Credit Agreement contains financial covenants requiring us to maintain (A) a net leverage ratio, as adjusted for certain items, not exceeding 4.0 to 1.0, and (B) a minimum interest coverage ratio, as adjusted for certain items, not less than 2.5 to 1.0.  We were in compliance with all covenants and no borrowings were outstanding under our Credit Agreement at September 30, 2021.

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

All outstanding payments owed under the program are recorded within accounts payable in our condensed consolidated balance sheets. The amounts owed to participating financial institutions under the program and included in accounts payable for our continuing operations were $45 million at both September 30, 2021 and December 31, 2020. We account for all payments made under the program as a reduction to our cash flows from operations and reported within our increase in accounts payable and accrued liabilities, net, line within our condensed consolidated statements of cash flows. The amounts settled through the program and paid to participating financial institutions were $170 million and $97 million for our continuing operations during the nine months ended September 30, 2021 and 2020, respectively. A downgrade in our credit rating or changes in the financial markets could limit the financial institutions’ willingness to commit funds to, and participate in, the program. We do not believe such risk would have a material impact on our working capital or cash flows, as substantially all of our payments are made outside of the program.

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

COVID-19 IMPACT AND GENERAL BUSINESS CONDITIONS
During 2020, certain aspects of our businesses were adversely affected by the COVID-19 pandemic. Many, but not all, of our businesses remained operating because the products we provide are critical to infrastructure sectors and day-to-day operations of homes and businesses in our communities as defined by applicable local orders. Operational activity that was previously slowed at certain of our facilities as a result of the pandemic and governmental orders, largely resumed normal capacity by the third quarter of 2020. This has enabled us to progress on fulfilling production backorders that developed, as well as to meet current consumer demand, which has continued to be strong in the first nine months of 2021.

We continue to be committed to the safety and well-being of our employees during this time, and, led by our cross-functional Infectious Illness Response Team, we are employing best practices and following guidance from the World Health Organization, the Centers for Disease Control and Prevention and local authorities.

Finally, we are experiencing and expect to continue to experience higher commodity and transportation costs, and supply chain disruptions, particularly disruptions related to our ability to source products, components and raw materials. We are also experiencing and expect to continue to experience labor cost inflation and constraints in hiring qualified employees. We plan to offset the potential unfavorable impact of these items with productivity improvement and other initiatives.

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

MASCO CORPORATION
Item 4.
CONTROLS AND PROCEDURES

a.     Evaluation of Disclosure Controls and Procedures.

The Company’s principal executive officer and principal financial officer have concluded, based on an evaluation of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15 that, as of September 30, 2021, the Company's disclosure controls and procedures were effective.

b.     Changes in Internal Control over Financial Reporting.

In connection with the evaluation of the Company's internal control over financial reporting that occurred during the quarter ended September 30, 2021, which is required under the Securities Exchange Act of 1934 by paragraph (d) of Exchange Rules 13a-15 or 15d-15 (as defined in paragraph (f) of Rule 13a-15), management determined that there was no change that materially affected or is reasonably likely to materially affect internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding the repurchase of our common stock for the three months ended September 30, 2021 under the 2021 share repurchase authorization:

Period	Total Number Of Shares Purchased	Average Price Paid Per Common Share	Total Number Of Shares Purchased As Part Of Publicly Announced Plans or Programs	Maximum Value Of Shares That May Yet Be Purchased Under The Plans Or Programs
7/1/21 - 7/31/21 (A)	919,664	$—	919,664	$1,404,421,924
8/1/21 - 8/31/21	798,780	$61.07	798,780	$1,355,640,528
9/1/21 - 9/30/21	1,354,032	$58.48	1,354,032	$1,276,454,529
Total for the quarter	3,072,476	$41.65	3,072,476	$1,276,454,529

(A)    In June 2021, we entered into an accelerated stock repurchase transaction whereby we agreed to repurchase a total of $350 million of our common stock with an initial delivery of 5.1 million shares. This transaction was completed in July 2021, at which time we received, at no additional cost, 0.9 million additional shares of our common stock resulting from changes in the volume weighted average stock price of our common stock over the term of the transaction, less a discount.

MASCO CORPORATION

PART II.  OTHER INFORMATION, Continued

Item 6. Exhibits

31a	–	Certification by Chief Executive Officer Required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934

31b	–	Certification by Chief Financial Officer Required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934

32	–	Certification Required by Rule 13a-14(b) or 15d-14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code

101	–	The following financial information from Masco Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Shareholders' Equity, and (vi) Notes to Condensed Consolidated Financial Statements.

104	–	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

MASCO CORPORATION

PART II.  OTHER INFORMATION, Concluded

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MASCO CORPORATION

By:	/s/ John G. Sznewajs
Name:	John G. Sznewajs
Title:	Vice President, Chief Financial Officer

October 27, 2021