Form 10-K
period 2021-12-31
MASCO CORP /DE/
filed 2022-02-08
CIK 62996

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K
    ☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant on June 30, 2021 (based on the closing sale price of $58.91 of the Registrant's Common Stock, as reported by the New York Stock Exchange on such date) was approximately $14,501,171,300.
Number of shares outstanding of the Registrant's Common Stock at January 31, 2022:
239,926,257 shares of Common Stock, par value $1.00 per share

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's definitive Proxy Statement to be filed for its 2022 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

Masco Corporation
2021 Annual Report on Form 10-K

Cautionary Statement Concerning Forward-Looking Statements

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
Our future performance may be affected by the levels of residential repair and remodel activity, and to a lesser extent, new home construction, our ability to maintain our strong brands and reputation and to develop innovative products, our ability to maintain our competitive position in our industries, our reliance on key customers, the duration of the ongoing COVID-19 pandemic, including its impact on domestic and international economic activity, consumer discretionary spending, our employees and our supply chain, the cost and availability of materials, our dependence on third-party suppliers and service providers, extreme weather events and changes in climate, risks associated with our international operations and global strategies, our ability to achieve the anticipated benefits of our strategic initiatives, our ability to successfully execute our acquisition strategy and integrate businesses that we have and may acquire, our ability to attract, develop and retain talented and diverse personnel, risks associated with our reliance on information systems and technology and risks associated with cybersecurity vulnerabilities, threats and attacks.

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

PART I

Item 1.Business.
Masco Corporation and its subsidiaries (the “Company”) is a global leader in the design, manufacture and distribution of branded home improvement and building products. Our portfolio of industry-leading brands includes BEHR® paint; DELTA® and HANSGROHE® faucets, bath and shower fixtures; KICHLER® decorative and outdoor lighting; LIBERTY® branded decorative and functional hardware; and HOT SPRING® spas. We leverage our powerful brands across product categories, sales channels and geographies to create value for our customers and shareholders.
We believe that our solid results of operations and financial position for 2021 resulted from strong consumer demand for our lower ticket, repair and remodel-oriented products along with our continued focus on our three strategic pillars:
•drive the full potential of our core businesses;
•leverage opportunities across our enterprise; and
•actively manage our portfolio.
In 2021, we completed the divestiture of our Hüppe GmbH ("Hüppe") business. We also completed the purchase of a 75.1 percent equity interest in Easy Sanitary Solutions B.V. ("ESS") and all of the share capital of Steamist, Inc. ("Steamist"). Additionally, we continued to return value to our shareholders by repurchasing approximately 17.6 million shares of our common stock and increasing our quarterly dividend by approximately 68 percent.

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
•Our plumbing products include faucets, showerheads, handheld showers, valves, bath hardware and accessories, bathing units, shower bases and enclosures, shower drains, steam shower systems, sinks, kitchen accessories and toilets. We primarily sell these products to home center retailers, online retailers, mass merchandisers, wholesalers and distributors that, in turn, sell them to plumbers, building contractors, remodelers, smaller retailers and consumers. The majority of our faucet, bathing and showering products are sold primarily in North America, Europe and China under the brand names DELTA®, BRIZO®, PEERLESS®, HANSGROHE®, AXOR®, KRAUS®, EASY DRAIN®, STEAMIST®, ELITESTEAM®, GINGER®, NEWPORT BRASS®, BRASSTECH® and WALTEC®. Our BRISTAN™ and HERITAGE™ products are sold primarily in the United Kingdom.
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
•Within our Plumbing Products segment we develop connected water products that enhance the experience with water in homes and businesses. These systems include touchless activation, voice activation, controlled volume dispensing and provide for monitoring and controlling the temperature and flow of water and are compatible with a range of faucets, showerheads and other showering components.
•We also supply high-quality, custom thermoplastic solutions, extruded plastic profiles and specialized fabrications, as well as PEX tubing, to manufacturers, distributors and wholesalers for use in diverse applications that include faucets and plumbing supplies, appliances, oil and gas equipment, building products and medical equipment components.

We believe that our plumbing products are among the leaders in sales in North America and Europe. Competitors of the majority of our products in this segment include Dornbracht AG & Co. KG, Elkay Manufacturing Company, Fortune Brands Home & Security, Inc.'s Moen, Rohl and Riobel brands, Kohler Co., Lixil Group Corporation’s American Standard and Grohe brands, Spectrum Brands Holdings, Inc.'s Pfister faucets and private label brands. Competitors of our spas and exercise pools and systems include Artesian Spas, Jacuzzi and Master Spas brands, among others. Foreign manufacturers competing with us are located primarily in Europe and China. Additionally, we face significant competition from private label products and digitally native brands. The businesses in our Plumbing Products segment manufacture products primarily in North America and Europe as well as in Asia and source products from Asia and other regions. Competition for our plumbing products is based largely on brand reputation, product features and innovation, product quality, customer service, breadth of product offering and price. Many of the faucet and showering products with which our products compete are manufactured by low-cost foreign manufacturers that contribute to price competition.
Many of our plumbing products contain brass, the major components of which are copper and zinc. We have multiple sources, both domestic and foreign, for our raw materials used in this segment. We have encountered price volatility for brass, brass components and any components containing copper and zinc. To help reduce the impact of this volatility, from time to time we may enter into long-term agreements with certain significant suppliers. In addition, some of the products in this segment that we import have been and may in the future be subject to duties and tariffs.
Decorative Architectural Products
Our Decorative Architectural Products segment primarily includes architectural coatings, including paints, primers, specialty coatings, stains and waterproofing products, as well as paint applicators and accessories. These products are sold in North America, South America and China under the brand names BEHR®, KILZ®, WHIZZ®, Elder & Jenks® and other trademarks to “do‑it‑yourself” and professional customers through home center retailers and other retailers. Net sales of architectural coatings comprised approximately 30 percent, 33 percent and 31 percent of our consolidated net sales from our continuing operations in 2021, 2020, and 2019, respectively. Our BEHR products are sold through The Home Depot, our largest customer overall, as well as this segment’s largest customer. Our Behr business grants Behr brand exclusivity in the retail sales channel in North America to The Home Depot. The granting of exclusivity affects our ability to sell those products and brands to other customers, and the loss of this segment’s sales to The Home Depot would have a material adverse effect on this segment’s business and on our consolidated business as a whole.
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
Acrylic resins and titanium dioxide are principal raw materials in the manufacture of architectural coatings. The price of acrylic resins fluctuates based on the price of its components, which can have a material impact on our costs and results of operations in this segment. The price for titanium dioxide can fluctuate as a result of global supply and demand dynamics and production capacity limitations, which can have a material impact on our costs and results of operations in this segment. In addition, the prices of crude oil, natural gas, propylene, methyl methacrylate (MMA), zinc and certain petroleum by-products can impact our costs and results of operations in this segment. We have multiple sources, both domestic and foreign, for the raw materials used in this segment. We have encountered price volatility for propylene and MMA and, to a lesser extent, zinc. To help reduce the impact of this price volatility, we have and may in the future enter into long-term agreements with certain significant suppliers. We import certain materials and products for this segment that have been and may in the future be subject to duties and tariffs. We also have agreements with certain significant suppliers for this segment that are intended to help assure continued supply.

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
Human Capital Management
We believe the performance of our Company is impacted by our human capital management, and as a result we are focused on attracting, developing and retaining highly qualified, engaged and diverse employees. We have developed three strategic talent priorities: leadership, diversity, equity and inclusion, and future workforce. Our Chief Human Resources Officer is responsible for developing and executing our human capital strategy and provides regular updates to our Board of Directors’ Organization and Compensation Committee on our progress toward the achievement of these strategic initiatives. We believe that our human capital initiatives work together to help our employees grow and thrive, cultivate a culture where our employees feel like they belong and keep our employees healthy and safe in the workplace.
Leadership
We support and foster the growth of our employees by providing development opportunities and tools that build and strengthen leadership capabilities. We use our Leadership Framework, which is our internal leadership evaluation framework, to define the capabilities and attributes and behaviors that serve as the foundation for how we select, develop and measure the performance of our leaders.
To develop a sustainable pipeline of leaders, we have robust and proactive talent management and succession planning processes to support our businesses. In addition, our Board of Directors and executive management team regularly review our Company’s critical leadership roles and succession plans.
We are focused on building a continuous learning culture by enabling frequent and candid feedback discussions about performance and development between employees and their managers, across peers, and within teams.

Diversity, Equity and Inclusion ("DE&I")
We believe a workplace that encourages different voices, perspectives and backgrounds creates better teams, better solutions and more innovation. We strive to cultivate a sense of belonging for our employees. We are focused on the following three key areas:
•Our workplace: who we are and how it feels to work at Masco
•Our marketplace: how we deliver innovative solutions that meet the needs of all our consumers and customers
•Our communities: how we can help increase access, equity, and inclusion through strong community partners and business partnerships
Each strategic focus area has a series of enterprise-wide initiatives, and our businesses have aligned plans that are tailored to meet their specific needs. Our enterprise DE&I Council along with business unit councils and employee resource groups serve as advisors, ambassadors and change agents in implementing our enterprise-wide initiatives and their business unit plans.
Our workforce representation statistics are one indicator of our performance in advancing a diverse workforce. Following is our workforce representation statistics as of December 31, 2021:
•In the U.S., our leadership team is comprised of 31 percent women and 26 percent racially / ethnically diverse individuals, as compared to the EEO-1 benchmark of 24 percent and 20 percent, respectively. The EEO-1 leadership benchmark includes executive-level/senior-officials and managers, and first-level officials and managers.
•In the U.S., our salaried workforce is comprised of approximately 36 percent women and 29 percent racially / ethnically diverse individuals, as compared to the EEO-1 benchmark of 27 percent and 26 percent, respectively. The EEO-1 salaried employees benchmark includes leadership, professionals and technicians.
•In the U.S., our hourly workforce, which includes hourly and exception hourly, is comprised of 38 percent women and 53 percent racially / ethnically diverse individuals, as compared to the EEO-1 benchmark of 28 percent and 37 percent, respectively. The EEO-1 hourly employees benchmark includes all other EEO categories we did not include in the EEO-1 leadership and salaried benchmark.
We have established specific aspirational workforce representation goals for our U.S. workforce along with goals linked to employees’ experiences related to inclusion and belonging. Progress towards these goals is measured on an annual basis and is reviewed by our Organization and Compensation Committee of our Board of Directors and executive management team. We describe those goals in our Corporate Social Responsibility report, which is not incorporated by reference into this Annual Report on Form 10-K.
Future Workforce
There are critical capabilities that our employees and our organization need to help us achieve our businesses objectives. We leverage our Masco Operating System, our methodology to drive growth and productivity, to ensure that our businesses are focused on building these critical organizational capabilities by ensuring they have the right structure, talent, tools, and training in place.
Employee Engagement

In order to engage and retain our employees, we listen to our employees to understand their perspectives, needs and ideas by leveraging various forums, tools, and methods including surveys to measure key insights related to employee engagement, inclusion, well-being, and leadership, among others.

Employee Health and Safety
The safety of our employees is integral to our company. In support of our safety efforts, we identify, assess, and investigate incidents and injury data, and each year set a goal to improve key safety performance indicators. We communicate and train our workforce on the importance of safe work practices. We also regularly consult with our employees on safety-related improvements to our operations. Throughout 2021, our cross-functional Infectious Illness Response Team updated protocols and procedures to continue to help keep our employees safe during the ongoing COVID-19 pandemic. We continued to implement the best practices and recommendations from the World Health Organization, the Centers for Disease Control, and the Department of Labor (OSHA). We encouraged our employees to receive COVID-19 vaccinations across our organization through educational outreach, on-site vaccination clinics, and paid time off to receive the COVID-19 vaccine.
Our Workforce
At December 31, 2021, we employed approximately 20,000 people.
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
Coronavirus Disease Risks

The ongoing COVID-19 pandemic has and may continue to impact our operations, which may impact our results and our financial condition.

The spread of COVID-19 created a global health crisis that resulted in widespread disruption to economic activity, both in the U.S. and globally.
We operate facilities in the United States and around the world which have been and may continue to be adversely affected by this pandemic, including the closure or reduced capacity of certain of our facilities; delays or disruptions in our ability to source raw materials, components and products; constraints in shipping, transportation and logistics; and decreased employee availability. Due to the uncertain duration of the COVID-19 pandemic, we are unable to fully estimate the extent of the impact it may have on the markets in which we operate or our business. The extent of such impact will depend on a number of factors, including the duration of the COVID-19 pandemic, its effect on our customers, suppliers and employees, its effect on domestic and international economies and markets, including consumer discretionary spending, and the response of governmental authorities. A prolonged disruption of our operations or slowdown in domestic and international economic activity could materially and adversely affect our results of operations and financial condition.
To the extent COVID-19 continues to impact our business and our operations, it may also have the effect of heightening certain of the other risks described in this Annual Report on Form 10-K, such as those relating to our international operations and global strategies and our dependence on third-party suppliers.

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
The fundamentals driving our business are impacted by economic cycles. Adverse changes or uncertainty involving the factors listed above, an economic contraction or inflationary pressures could result in a decline in residential repair and remodeling activity or in demand for new home construction, which could adversely affect our results of operations and financial position.

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
International acquisitions that we have made, and international acquisitions that we may make in the future may continue to increase our exposure to foreign currency risks and risks associated with interpretation and enforcement of foreign regulations. Our failure to address these risks could cause us to incur additional costs and fail to realize the anticipated benefits of our acquisitions and could adversely affect our results of operations and financial position.

Business and Operational Risks

Variability in the cost and availability of our raw materials, component parts and finished goods could affect our results of operations and financial position.

We purchase substantial amounts of raw materials, component parts and finished goods from outside sources, including international sources, and we manufacture certain of our products outside of the United States. Increases in the cost of the materials we purchase, including as a result of availability, tariffs and inflation, have in the past and may in the future increase the prices for our products. Further, our production could be affected if we or our suppliers are unable to procure our requirements for various commodities, including, among others, brass, resins, titanium dioxide and zinc, or if a shortage of these commodities results in significantly increased costs. Rising energy costs could also increase our production and transportation costs. In addition, water is a significant component of our architectural coatings products and may be subject to shortages and restrictions on supply in certain regions, due to climate-related and other influences. These factors could adversely affect our results of operations and financial position.
It can be difficult for us to pass on to customers our cost increases. Our existing arrangements with customers, competitive considerations and customer resistance to price increases may delay or make us unable to adjust selling prices. If we are not able to sufficiently increase the prices of our products or achieve cost savings to offset increased material and production costs, our results of operations and financial position could be adversely affected. Increased selling prices for our products have and may in the future lead to sales declines and loss of market share, particularly if those prices are not competitive. When our material costs decline, we have experienced and may in the future receive pressure from our customers to reduce our prices. Such reductions could adversely affect our results of operations and financial position.

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

We are dependent on third-party suppliers and service providers.

We are dependent on third parties for many of our products and components and for certain services. Our ability to offer a wide variety of products and provide high levels of service to our customers depend on our ability to obtain an adequate and timely supply of products and components. Failure of our suppliers to timely provide us quality products or services on commercially reasonable terms or to comply with applicable legal and regulatory requirements or our supplier business practices policies, could have a material adverse effect on our results of operations and financial position or could damage our reputation. The operations of the third parties we depend on could be impacted by changing laws, regulations and policies, including those related to climate change, labor availability and by adverse weather conditions, pandemics, and other force majeure events, any of which could result in disruptions to their operations and result in shortages of supply, assertion of force majeure contract provisions and increases in the prices they charge for the raw materials, components and products they produce. Sourcing these products and components from alternate suppliers, including suppliers from new geographic regions, or re-engineering our products as a result of supplier disruptions, is time-consuming and costly and could result in inefficiencies or delays in our business operations or could negatively impact the quality of our products. In addition, the loss of critical suppliers, or a substantial decrease in the availability of products or components from our suppliers, has and could continue to disrupt our business and may adversely affect our results of operations and financial position.
Many of the suppliers we rely upon are located in foreign countries, primarily China. The differences in business practices, shipping and delivery requirements, changes in economic conditions and trade policies and laws and regulations, together with the limited number of suppliers, have increased the complexity of our supply chain logistics and the potential for interruptions in our production scheduling. We have experienced and may continue to experience constraints on and disruptions to transporting our raw materials, components and products from our international suppliers and have had to pay higher transportation costs. If we are unable to effectively manage our supply chain or if we continue to experience such transportation constraints, disruptions and higher costs for timely delivery of our products or components, our results of operations and financial position could be adversely affected.

There are risks associated with our international operations and global strategies.

In 2021, 21 percent of our sales from continuing operations were made outside of North America (principally in Europe) and transacted in currencies other than the U.S. dollar. In addition to our European operations, we manufacture products in Asia and source products and components from third parties globally. Risks associated with our international operations include:
•differences in culture, economic and labor conditions and practices;
•the policies of the U.S. and foreign governments;
•disruptions in trade relations and economic instability;
•differences in enforcement of contract and intellectual property rights;
•timeliness of transportation and port congestion;
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
Additionally, as a result of the United Kingdom's exit from the European Union, we could experience volatility in the currency exchange rates or a change in the demand for our products and services, particularly in our U.K. and European markets, or there could be disruption of our operations and our customers’ and suppliers’ businesses.

The long-term performance of our businesses relies on our ability to attract, develop and retain talented and diverse personnel.

To be successful, we must invest significant resources to attract, develop and retain highly qualified, talented and diverse employees at all levels, who have the experience, knowledge and expertise to implement our strategic and business initiatives. We compete for employees with a broad range of employers in many different industries, including large multinational firms, and we may fail in recruiting, developing, motivating and retaining them, particularly when there are low unemployment levels. We have been and continue to be affected by a shortage of qualified personnel in certain geographic areas. Our growth, competitive position, results of operations and financial position could be adversely affected by our failure to attract, develop and retain key employees and diverse talent, to build strong leadership teams, to successfully implement our talent strategies or to develop effective succession planning to assure smooth transitions of those employees and the knowledge and expertise they possess.

Extreme weather events and changes in climate could adversely impact our results of operations and financial position.

Extreme weather events, such as severe winter and other storms, hurricanes, fires, floods, tornados and droughts, as a result of climate change or other factors, have negatively impacted and may continue to negatively impact our business. These types of events can be disruptive to our operations and may impact consumer spending. In addition, we have certain suppliers located in areas that have experienced extreme weather events which have impacted and may continue to impact the availability and cost of some of our raw materials, components and products from time to time. If the frequency or severity of extreme weather increases, we may experience interruptions to our operations, further impact on our supply chain, increased operating costs or loss or damage to our property or inventory, which could adversely affect our results of operations and financial position.

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

Our competitive advantage is due, in part, to our ability to maintain our strong brands and to develop and introduce innovative new and improved products. Our initiatives to invest in brand building, brand awareness and product innovation may not be successful. The uncertainties associated with developing and introducing innovative and improved products, such as gauging changing consumer demands and preferences and successfully developing, manufacturing, marketing, selling and servicing these products, may impact the success of our product introductions. If the products we introduce do not gain widespread acceptance or if our competitors improve their products more rapidly or effectively than we do, we could lose market share or be required to reduce our prices, which could adversely impact our results of operations and financial position.

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
If we do not timely and effectively identify and respond to changing consumer preferences, including, among others, a continued shift in consumer purchasing practices toward e-commerce and increased consumer demand for products with potential desired attributes, such as connected products and sustainable products, our relationships with our customers and with consumers could be harmed, our ability to retain our customers and consumers may be negatively impacted, the demand for our brands and products could be reduced and our results of operations and financial position could be adversely affected.
Our public image and reputation are important to maintaining our strong brands and could be adversely affected by various factors, including product quality and service, claims and comments in social media or the press, or a negative perception regarding our company practices, positions or public statements, including regarding disputes or legal action against us, even if unfounded. Damage to our public image or reputation could adversely affect our results of operations and financial position.

We face significant competition and operate in an evolving competitive landscape.

Our products face significant competition. We believe that brand reputation is an important factor affecting product selection and that we compete on the basis of product features, innovation, quality, customer service, warranty and price. We sell many of our products through home center retailers, online retailers, distributors and independent dealers and rely on these customers to market and promote our products to consumers. Our success with our customers is dependent on our ability to provide quality products and timely delivery. In addition, home center retailers, which have historically concentrated their sales efforts on retail consumers and remodelers, are increasingly selling directly to professional contractors and installers. This shift may adversely affect our margins on our products that contractors and installers would otherwise buy through our dealers and wholesalers, and as home center retailers develop customer experience programs to attract and retain contractors and installers, they may rely on us to support their efforts, which may affect our growth and operating results.
Certain of our customers are selling products sourced from low-cost foreign manufacturers under their own private label brands, which directly compete with our brands. As a result of this trend, we have and we may in the future experience lower demand for our products or a shift in the mix of some products we sell toward more value-priced or opening price point products, which may affect our operating results.
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

Our sales are concentrated with three significant customers and this concentration may continue to increase. In 2021, our net sales from our continuing operations to The Home Depot were $3.0 billion (approximately 36 percent of our consolidated net sales), and our net sales from our continuing operations to Ferguson and Lowe’s were each less than 10 percent of our consolidated net sales. These customers can significantly affect the prices we receive for our products and the terms and conditions on which we do business with them. Additionally, these customers have in the past and may in the future reduce the number of vendors from which they purchase and could make significant changes in their volume of purchases from us. Although other retailers, dealers, distributors and homebuilders represent other channels of distribution for our products and services, we might not be able to quickly replace, if at all, the loss of a substantial portion of our sales to The Home Depot or the loss of all of our sales to either Ferguson or Lowe’s, and any such loss would have a material adverse effect on our business, results of operations and financial position.
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

Technology and Intellectual Property Risks

We rely on information systems and technology, and a breakdown of these systems or interruptions resulting from our implementation of new systems could adversely affect our results of operations and financial position.

We rely on many information systems and technology to process, transmit, store and manage information to support our business activities. We may be adversely affected if our information systems breakdown, fail, or are no longer supported. In addition to the consequences that may occur from interruptions in our current systems, we continue to invest in new technology systems throughout our company, including implementations of and upgrades to Enterprise Resource Planning (“ERP”) systems at our business units. ERP implementations and upgrades are complex and require significant management oversight, and we have experienced, and may continue to experience, unanticipated expenses and interruptions to our operations during these implementations. Our results of operations and financial position, as well as the effectiveness of our internal controls over financial reporting, could be adversely affected if we do not appropriately select, implement, maintain and upgrade our technology systems in a timely manner or if we experience significant unanticipated expenses or disruptions in connection with the implementation and upgrade of ERP systems.

We have been and may continue to be subject to cybersecurity attacks, which could adversely affect our results of operations and financial position.

Global cybersecurity vulnerabilities, threats and more frequent, sophisticated and targeted attacks pose a risk to our information technology systems. We have implemented security policies, processes and layers of defense designed to help identify and protect against intentional and unintentional misappropriation or corruption of our systems and information and disruption of our operations. Despite these efforts, our systems have been and may in the future be damaged, disrupted, or shut down due to cybersecurity attacks by unauthorized access, malware, ransomware, undetected intrusion, hardware failures, or other events, and in these circumstances our disaster recovery plans may be ineffective or inadequate. These breaches or intrusions have led and could in the future lead to business interruption, production or operational downtime, product shipment delays, exposure or loss of proprietary confidential or financial information or the personal information of our employees or customers, data corruption, an inability to report our financial results in a timely manner, damage to the reputation of our brands, damage to our relationships with our customers and suppliers, exposure to litigation, and increased costs associated with the remediation and mitigation of such attacks. In addition, we could be adversely affected if any of our significant customers, third-party suppliers or service providers experiences any similar events that disrupt their business operations or damage their reputation. Such events could adversely affect our results of operations and financial position.

We may not be able to adequately protect or prevent the unauthorized use of our intellectual property.

Protecting our intellectual property is important to our growth and innovation efforts. We own a number of patents, trade names, brand names and other forms of intellectual property in our products and manufacturing processes throughout the world. There can be no assurance that our efforts to protect our intellectual property rights will prevent violations. Our intellectual property has been and may again be challenged or infringed upon by third parties, particularly in countries where property rights are not highly developed or protected. In addition, the global nature of our business increases the risk that we may be unable to obtain or maintain our intellectual property rights on reasonable terms. Furthermore, others may assert intellectual property infringement claims against us. Current and former employees, contractors, customers or suppliers have or may have had access to proprietary or confidential information regarding our business operations that could harm us if used by them, or disclosed to others, including our competitors. Protecting and preventing the unauthorized use of our intellectual property could be costly, time consuming and require significant resources. If we are not able to protect our existing intellectual property rights, or prevent unauthorized use of our intellectual property, sales of our products may be affected and we may experience reputational damage to our brand names, increased litigation costs and adverse impact to our competitive position, which could adversely affect our results of operations and financial position.

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
We are also subject to product safety regulations, product recalls and direct claims for product liability that can result in significant costs and, regardless of the ultimate outcome, create adverse publicity and damage the reputation of our brands and business. Also, we rely on third-party suppliers to provide products or components for products that we sell. Due to the difficulty of controlling the quality of products and components we source from these suppliers, we are exposed to risks relating to the quality of such products and to limitations on our recourse against such suppliers.

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

Our failure to comply with laws, government regulations and other requirements could adversely affect our results of operations and financial position.

We are subject to a wide variety of federal, state, local and foreign laws and regulations pertaining to:
•securities matters;
•taxation;
•anti-bribery/anti-corruption;
•employment and labor matters;
•wage and hour matters;
•environment, health and safety matters;
•the protection of employees and consumers;
•product safety and performance;
•competition practices;
•trade, including duties and tariffs;
•data privacy and the collection and storage of information; and
•climate change and protection of the environment.
In addition to complying with current requirements and known future requirements, we will be subject to new or more stringent requirements in the future.
As we sell new types of products or existing products in new geographic areas or channels or for new applications, we are subject to the requirements applicable to those sales. Additionally, some of our products must be certified by industry organizations. Compliance with new or changed laws, regulations and other requirements, including as a part of government or industry response to climate change, may require us to alter our product designs, our manufacturing processes, our packaging or our sourcing. These compliance activities are costly and require significant management attention and resources. If we do not effectively and timely comply with such regulations and other requirements, our results of operations and financial position could be adversely affected.

Item 1B.    Unresolved Staff Comments.

None.
Item 2.Properties.

The table below lists principal North American properties as of December 31, 2021.

Business Segment	Manufacturing	Warehouse and Distribution
Plumbing Products	22	11
Decorative Architectural Products	8	19
Totals	30	30
Most of our North American facilities range from single warehouse buildings to complex manufacturing facilities. We own most of our North American manufacturing facilities, none of which is subject to significant encumbrances. A substantial number of our warehouse and distribution facilities are leased.

The table below lists principal properties outside of North America as of December 31, 2021.

Business Segment	Manufacturing	Warehouse and Distribution
Plumbing Products	10	17
Decorative Architectural Products	—	—
Totals	10	17
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
Each of our operating divisions assesses the manufacturing, distribution and other facilities needed to meet its operating requirements. We regularly review our anticipated requirements for facilities and, on the basis of that review, may from time to time build, acquire or lease additional facilities, or expand additional facilities.
Item 3.Legal Proceedings.

Information regarding legal proceedings involving us is set forth in Note U to the consolidated financial statements included in Item 8 of this Report and is incorporated herein by reference.
Item 4.Mine Safety Disclosures.

Not applicable.

PART II

Item 5.Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The New York Stock Exchange is the principal market on which our common stock is traded, under the ticker symbol MAS. On January 31, 2022, there were approximately 2,700 holders of record of our common stock.
We expect that our practice of paying quarterly dividends on our common stock will continue, although the payment of future dividends is at the discretion of our Board of Directors and will depend upon our earnings, capital requirements, financial condition and other factors. The Board of Directors declared a quarterly dividend of $0.28 per share in the first quarter of 2022 with the intention to increase the annual dividend to $1.12 per share.
Effective February 10, 2021, our Board of Directors authorized the repurchase, for retirement, of up to $2.0 billion of shares of our common stock in open-market transactions or otherwise, replacing the previous Board of Directors authorization established in 2019. We repurchased and retired 17.6 million shares of our common stock for the year ended December 31, 2021 for approximately $1,026 million. This included 0.7 million shares to offset the dilutive impact of restricted stock units granted in 2021. At December 31, 2021, we had $1,128 million remaining under the 2021 authorization.
The following table provides information regarding the repurchase of our common stock for the three-month period ended December 31, 2021.

Period	Total Number of Shares Purchased	Average Price Paid Per Common Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Value of Shares That May Yet Be Purchased Under the Plans or Programs
10/1/21 - 10/31/21	886,339	$56.42	886,339	$1,226,445,766
11/1/21 - 11/30/21	479,801	$66.70	479,801	$1,194,441,196
12/1/21 - 12/31/21	978,015	$67.49	978,015	$1,128,431,724
Total for the quarter	2,344,155	$63.15	2,344,155	$1,128,431,724

Performance Graph

The table below compares the cumulative total shareholder return on our common stock with the cumulative total return of (i) the Standard & Poor's 500 Composite Stock Index ("S&P 500 Index"), (ii) The Standard & Poor's Industrials Index ("S&P Industrials Index") and (iii) the Standard & Poor's Consumer Durables & Apparel Index ("S&P Consumer Durables & Apparel Index"), from December 31, 2016 through December 31, 2021, when the closing price of our common stock was $70.22. The graph assumes investments of $100 on December 31, 2016 in our common stock and in each of the three indices and the reinvestment of dividends.

PERFORMANCE GRAPH
INDEXED VALUE
$260.00
$240.00
$220.00
$200.00
$180.00
$160.00
$140.00
$120.00
$100.00
$80.00
2016
2017
2018
2019
2020
2021
Masco
S&P Industrials Index
S&P 500 Index
S&P Consumer Durables & Apparel Index

The table below sets forth the value, as of December 31 for each of the years indicated, of a $100 investment made on December 31, 2016 in each of our common stock, the S&P 500 Index, the S&P Industrials Index and the S&P Consumer Durables & Apparel Index and includes the reinvestment of dividends.

	2017	2018	2019	2020	2021
Masco	$138.96	$92.47	$151.77	$173.72	$222.07
S&P 500 Index	$119.42	$111.97	$144.31	$167.77	$212.89
S&P Industrials Index	$118.54	$100.76	$127.79	$139.30	$166.33
S&P Consumer Durables & Apparel Index	$116.59	$101.07	$133.69	$158.30	$191.45

Item 6. [Reserved]

Item 7.Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with, and is qualified in its entirety by, our consolidated financial statements (and notes related thereto) and other more detailed financial information appearing elsewhere in this Report. Further, you should read the following discussion and analysis of our financial condition and results of operations together with the “Risk Factors” included elsewhere in this Report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. See also “Cautionary Statement Concerning Forward-Looking Statements” at the beginning of this report.
Overview

We design, manufacture and distribute branded home improvement and building products. These products are sold primarily for repair and remodeling activity and, to a lesser extent, new home construction. We sell our products through home center retailers, online retailers, wholesalers and distributors, mass merchandisers, hardware stores, direct to the consumer, professional contractors and homebuilders.
We continue to execute our strategy of leveraging our strong brand portfolio, industry-leading positions and the Masco Operating System, our methodology to drive growth and productivity, to create long-term shareholder value. We remain confident in the fundamentals of our business and long-term strategy. We believe that our strong financial position and cash flow generation, together with our investments in our industry-leading branded building products, our continued focus on innovation and disciplined capital allocation, will allow us to drive long-term growth and create value for our shareholders.
We continue to leverage the Masco Operating System and continuous improvement initiatives across our enterprise to identify additional opportunities to improve our business operations. From time to time, we may take actions to drive efficiency in the business focused on the strategic rationalization of our businesses, including business consolidations, plant closures, headcount reductions and other cost savings initiatives.

Recent Trends

COVID-19 Impact and General Business Conditions
The COVID-19 pandemic has significantly disrupted global economic activity, including our workforce and operations, as well as the operations of our customers and suppliers. There remains substantial uncertainty regarding the global economic impact of, and the speed and shape of the recovery from, the ongoing COVID-19 pandemic and the resulting impact on our future operations and financial results. We are experiencing, and may continue to experience, higher commodity and transportation costs, and supply chain disruptions, particularly disruptions related to our ability to source products, components and raw materials. We are also experiencing and may continue to experience labor cost inflation and constraints in hiring qualified employees. We aim to offset the potential unfavorable impact of these items with productivity improvement and other initiatives.

Consolidated Results of Operations

We report our financial results in accordance with accounting principles generally accepted in the United States of America ("GAAP"). However, we believe that certain non-GAAP performance measures and ratios, used in managing the business, may provide users of this financial information with additional meaningful comparisons between current results and results in prior periods. These include the disclosure of net sales, operating profit and operating profit margins adjusted for certain items. Non-GAAP performance measures and ratios should be viewed in addition to, and not as an alternative for, our reported results under GAAP.
We discuss our consolidated results as well as our Business Segment and Geographic Area results of operations for the year ended December 31, 2021 versus December 31, 2020. A detailed discussion of our consolidated, Business Segment and Geographic Area results of operations for the years ended December 31, 2020 compared to the year ended December 31, 2019 can be found under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II of our Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the SEC on February 9, 2021.

Sales and Operations

Net Sales
Below is a summary of our net sales, in millions, for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020	Favorable / (Unfavorable)
Net sales, as reported	$8,375	$7,188	$1,187
Acquisitions	(231)	—	(231)
Divestitures	—	(43)	43
Net sales, excluding acquisitions and divestitures	8,144	7,145	999
Currency translation	(98)	—	(98)
Net sales, excluding acquisitions, divestitures and the effect of currency translation	$8,046	$7,145	$901

Net sales for 2021 were $8.4 billion, which increased 17 percent compared to 2020. Excluding acquisitions, divestitures and the effect of currency translation, net sales increased 13 percent.
Net sales for 2021 increased primarily due to:
•Higher sales volume of plumbing products which increased sales by nine percent.
•Favorable net selling prices of paints and other coating products and plumbing products increased sales by three percent.
•The acquisitions of Kraus USA Inc. ("Kraus"), Easy Sanitary Solutions B.V. ("ESS"), Work Tools International Inc. and Elder & Jenks, LLC (collectively, "Work Tools") and Steamist, Inc. ("Steamist") increased sales by three percent.
•Favorable foreign currency translation increased sales by one percent.
•Favorable sales mix of plumbing products increased sales by one percent.

These amounts were slightly offset by:

•The divestiture of our Hüppe GmbH ("Hüppe") business decreased sales one percent.

Gross Profit and Gross Margin
Below is a summary of our gross profit, in millions, and gross margin for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020	Favorable / (Unfavorable)
Gross profit	$2,863	$2,587	$276
Gross margin	34.2%	36.0%	(180) bps

The 2021 gross profit margin was negatively impacted by:
•Increased commodity, transportation and labor costs.
These amounts were partially offset by:
•Increased sales volume.
•Favorable net selling prices.
•Cost savings initiatives.
•Favorable sales mix.

Selling, General and Administrative Expenses
Below is a summary of our selling, general and administrative expenses, in millions, and selling, general and administrative expenses as a percentage of net sales for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020	(Favorable) / Unfavorable
Selling, general and administrative expenses	$1,413	$1,292	$121
Selling, general and administrative expenses as percentage of net sales	16.9%	18.0%	(110) bps
The improvement in selling, general, and administrative expenses as a percentage of sales in 2021 was primarily driven by:
•Cost savings initiatives.
•Leverage of fixed expenses due primarily to increased sales volume.
These amounts were partially offset by:
• Increase in other expenses (such as labor and marketing costs).

Operating Profit
Below is a summary of our operating profit, in millions, and operating profit margins for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020	Favorable / (Unfavorable)
Operating profit, as reported	$1,405	$1,295	$110
Rationalization charges	4	11	(7)
Impairment charge for goodwill	45	—	45
Operating profit, excluding rationalization charges and impairment charge	$1,454	$1,306	$148
Operating profit margins, as reported	16.8%	18.0%	(120) bps
Operating profit margins, excluding rationalization charges and impairment charge	17.4%	18.2%	(80) bps
Operating profit in 2021 was positively affected by:
•Increased sales volume.
•Favorable net selling prices.
•Cost savings initiatives.
•Favorable sales mix.
•Favorable foreign currency translation.
These positive impacts were partially offset by:
•Increased commodity costs.
•Increased other costs including transportation and marketing costs as well as increased labor costs.
•Goodwill impairment charge in our lighting business.

Interest Expense

Below is a summary of our interest expense, in millions, for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020	Favorable / (Unfavorable)
Interest expense	$(278)	$(144)	$(134)

The increase in interest expense is primarily due to the $168 million loss on debt extinguishment, which was recorded as additional interest expense in connection with the early retirement of debt in the first quarter of 2021, partially offset by interest savings related to debt refinancing in the first quarter of 2021.

Other, net

Below is a summary of our other, net, in millions, for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020	Favorable / (Unfavorable)
Other, net	$(439)	$(20)	$(419)

Other, net, for 2021 included:
•$430 million of net periodic pension and post-retirement benefit expense, which includes $399 million of net settlement loss related to the termination of our qualified domestic defined-benefit pension plans.
•$18 million loss related to the divestiture of Hüppe.
•$16 million expense from the revaluation of contingent consideration related to a prior acquisition.
These amounts were partially offset by:
•$14 million gain recognized on the redemption of the preferred stock of ACProducts Holding, Inc. and $6 million of related dividend income.
•$11 million of earnings related to equity method investments.
Other, net, for 2020 included:
•$35 million of net periodic pension and post-retirement benefit expense.
•$10 million of realized foreign currency transaction losses.
These amounts were partially offset by:
•$10 million of dividend income related to preferred stock of ACProducts Holding, Inc.
•$9 million of income due from an escrow settlement.

Income Tax Expense

Below is a summary of our income tax expense, in millions, and our effective tax rate for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020	(Favorable) / Unfavorable
Income tax expense	$210	$269	$(59)
Effective tax rate	31%	24%	7%
Our effective tax rate in 2021 was higher than our normalized tax rate of 25 percent due primarily to:
•$18 million additional income tax expense primarily from the loss on the termination of our qualified domestic defined-benefit pension plans providing no tax benefit in certain state jurisdictions and a shift in pre-tax income from the lower-taxed U.S. jurisdiction to higher-taxed foreign jurisdictions.
•$4 million additional income tax expense from a loss providing no tax benefit in certain foreign jurisdictions related to the divestiture of Hüppe.
•$16 million income tax expense from the elimination of disproportionate tax effects from accumulated other comprehensive income (loss) related to our interest rate swap following the retirement of the related debt, and the termination of our qualified domestic defined-benefit pension plans.

Our effective tax rate in 2020 was lower than our normalized tax rate of 25 percent due primarily to:
•$5 million income tax benefit from a change in judgment regarding the realizability of certain deferred tax assets in our foreign jurisdictions.
•$4 million tax benefit from stock-based compensation payments.
•$6 million tax benefit due to an anticipated refund claim from the retroactive application of the exclusion of certain high-taxed foreign income from the U.S. tax effects on Global Intangible Low-taxed Income back to 2018.
Refer to Note S to the consolidated financial statements for additional information.

Income and Income Per Common Share from Continuing Operations (Attributable to Masco Corporation)

Below is a summary of our income and diluted income per common share from continuing operations, in millions, except per share data, for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020	Favorable / (Unfavorable)
Income from continuing operations	$410	$810	$(400)
Diluted income per common share from continuing operations	$1.62	$3.04	$(1.42)

Business Segment and Geographic Area Results

The following table sets forth our net sales and operating profit information for our continuing operations by Business Segment and Geographic Area, dollars in millions.

	Year Ended December 31,		Percent Change
	2021	2020	2021 vs. 2020
Net Sales:
Plumbing Products	$5,135	$4,136	24%
Decorative Architectural Products	3,240	3,052	6%
Total	$8,375	$7,188	17%

North America	$6,624	$5,805	14%
International, principally Europe	1,751	1,383	27%
Total	$8,375	$7,188	17%

	Year Ended December 31,		Percent Change
	2021	2020	2021 vs. 2020
Operating Profit: (A)
Plumbing Products	$929	$806	15%
Decorative Architectural Products	581	583	—%
Total	$1,510	$1,389	9%

North America	$1,214	$1,167	4%
International, principally Europe	296	222	33%
Total	1,510	1,389	9%
General corporate expense, net	(105)	(94)	12%
Total operating profit	$1,405	$1,295	8%

(A)Before general corporate expense, net; refer to Note Q to the consolidated financial statements for additional information.

Business Segment Results Discussion

Changes in operating profit in the following Business Segment and Geographic Area Results discussion exclude general corporate expense, net, and compares each respective period to the same period of the immediately preceding year.
Plumbing Products
Sales
Net sales in the Plumbing Products segment increased 24 percent in 2021 due primarily to higher sales volume, which increased sales by 15 percent. The acquisitions of Kraus, ESS and Steamist increased sales by five percent. Additionally, favorable foreign currency translation and higher net selling prices both increased sales by two percent and positive sales mix increased sales by one percent. Such increases were slightly offset by the divestiture of Hüppe, which decreased sales by one percent.
Operating Results
Operating profit in the Plumbing Products segment in 2021 was positively impacted by higher sales volume, favorable net selling prices, positive sales mix, cost savings initiatives and favorable currency translation. These positive impacts were partially offset by increased commodity costs and an increase in other expenses (such as transportation and labor costs).
Decorative Architectural Products
Sales
Net sales in the Decorative Architectural Products segment increased six percent in 2021, primarily due to favorable net selling prices of paints and other coating products and to a lesser extent higher volume of builders' hardware products. The Work Tools acquisition increased sales by one percent.
Operating Results
Operating profit in the Decorative Architectural Products segment in 2021 was positively impacted by favorable net selling prices as well as cost savings initiatives and lower fixed expenses in our lighting business. These positive impacts were partially offset by higher commodity costs and an increase in other expenses (such as transportation and marketing costs), as well as a goodwill impairment charge in our lighting business.

Geographic Area Results Discussion

North America
Sales
North American net sales in 2021 increased 14 percent. Higher sales volume of plumbing products, and to a lesser extent, builders' hardware, in aggregate, increased sales by seven percent. The acquisitions of Kraus, Work Tools and Steamist increased sales by three percent and favorable net selling prices of paints and other coating and plumbing products increased sales by three percent.
Operating Results
Operating profit from North American operations in 2021 was positively affected by favorable net selling prices, higher sales volume, cost savings initiatives, and lower fixed expenses in our lighting business. These positive impacts were partially offset by increased commodity costs and an increase in other expenses (such as transportation and labor costs) as well as a goodwill impairment charge in our lighting business.
International, Principally Europe
Sales
Net sales from International operations in 2021 increased 27 percent. In local currencies (including sales in foreign currencies outside their respective functional currencies), net sales increased 21 percent. Higher sales volume and, to a lesser extent, favorable sales mix and net selling prices of plumbing products increased sales by 21 percent and the acquisition of ESS increased sales by three percent. Such increases were slightly offset by the divestiture of Hüppe that decreased sales by three percent.
Operating Results
Operating profit from International operations in 2021 was positively impacted by higher sales volume, favorable net selling prices, positive sales mix, and favorable foreign currency translation. These positive impacts were partially offset by an increase in other expenses (such as marketing, transportation and labor costs) and increased commodity costs.

Liquidity and Capital Resources

Overview of Capital Structure
Historically, we have largely funded our growth through cash provided by our operations, the issuance of notes in the financial markets, bank borrowings and the issuance of our common stock, including issuances for certain mergers and acquisitions. Maintaining high levels of liquidity and focusing on cash generation are among our financial strategies. Our capital allocation strategy includes reinvesting in our business, balancing share repurchases with potential acquisitions and maintaining a meaningful dividend.
We had cash and cash investments of approximately $926 million and $1.3 billion at December 31, 2021 and 2020, respectively. Our cash and cash investments consist of overnight interest bearing money market demand accounts, time deposit accounts, and money market mutual funds containing government securities and treasury obligations. While we attempt to diversify these investments in a prudent manner to minimize risk, it is possible that future changes in the financial markets could affect the security or availability of these investments. Of the cash and cash investments we held at December 31, 2021 and 2020, respectively, $490 million and $385 million, respectively, was held in our foreign subsidiaries. If these funds were needed for our operations in the U.S., their repatriation into the U.S. would not result in significant additional U.S. income tax or foreign withholding tax, as we have recorded such taxes on substantially all undistributed foreign earnings, except for those that are legally restricted.
Our current ratio was 1.8 to 1 at both December 31, 2021 and 2020.
Our total debt as a percent of total capitalization was 98 percent and 87 percent at December 31, 2021 and 2020, respectively. Refer to Note L to the consolidated financial statements for additional information.

Costs of environmental responsibilities and compliance with existing environmental laws and regulations have not had, nor do we expect them to have, a material effect on our capital expenditures, financial position or results of operations.
We believe that our present cash balance and cash flows from operations, and borrowing availability under our Amended Credit Agreement, are sufficient to fund our near-term working capital and other investment needs. We believe that our longer-term working capital and other general corporate requirements will be satisfied through cash flows from operations and, to the extent necessary, from bank borrowings and future financial market activities. However, due to the highly uncertain nature and duration or resurgence of the COVID-19 pandemic and its impact on our customer, suppliers and employees, we are unable to fully estimate the extent of the impact it may have on our future financial condition.
Capital Expenditures
We continue to invest in our manufacturing and distribution operations of those businesses that align with our long-term growth strategy to increase our productivity, improve customer service and support product innovation. Capital expenditures for 2021 were $128 million, compared with $114 million for 2020. For 2022, capital expenditures, excluding any potential future acquisitions, are expected to be approximately $250 million. Depreciation and amortization expense for 2021 totaled $151 million, compared with $133 million for 2020. For 2022, depreciation and amortization expense, excluding any potential future acquisitions, is expected to be approximately $150 million. Amortization expense totaled $40 million in 2021, compared with $28 million in 2020.
Senior Indebtedness
On March 4, 2021, we issued $600 million of 1.500% Notes due February 15, 2028, $600 million of 2.000% Notes due February 15, 2031 and $300 million of 3.125% Notes due February 15, 2051. We received proceeds of $1,495 million, net of discount, for the issuance of these Notes. The Notes are senior indebtedness and are redeemable at our option at the applicable redemption price. On March 22, 2021, proceeds from the debt issuances, together with cash on hand, were used to repay and early retire our $326 million 5.950% Notes due March 15, 2022, $500 million 4.450% Notes due April 1, 2025, and $500 million 4.375% Notes due April 1, 2026. In connection with these early retirements, we incurred a loss on debt extinguishment of $168 million, which was recorded as interest expense in the consolidated statements of operations.
On September 18, 2020, we issued $300 million of 2.000% Notes due October 1, 2030 (the "2030 Notes") and received proceeds of $300 million, net of discount, for the issuance of the 2030 Notes. Also on September 18, 2020, we issued an incremental $100 million on our existing 4.500% Notes due May 15, 2047 (the "2047 Notes") and received proceeds of $119 million, including a premium, for the issuance of the 2047 Notes. The incremental $100 million formed a single series with the existing $300 million of 4.500% Notes due May 15, 2047. The 2030 Notes and 2047 Notes are senior indebtedness and are redeemable at our option at the applicable redemption price. On September 29, 2020, proceeds from the debt issuances were used to repay and early retire our $400 million 3.500% Notes due April 1, 2021. In connection with this early retirement, we incurred a loss on debt extinguishment of $6 million, which was recorded as interest expense in our consolidated statements of operations.
Credit Agreement
On March 13, 2019, we entered into a credit agreement (the "Credit Agreement") with an aggregate commitment of $1.0 billion and a maturity date of March 13, 2024. On December 22, 2021, we amended the Credit Agreement with the bank group (the "Amended Credit Agreement"). The Credit Agreement was amended to (i) expand the “Agreed Currencies” for which loans thereunder may be denominated outside of the swingline facility to include British Pounds Sterling and Canadian Dollars, together with their applicable interest rate benchmark, (ii) replace the London Interbank Offering Rate (“LIBOR”) with the Euro Interbank Offered Rate (“EURIBOR”) as the interest rate benchmark for purposes of loans denominated in Euros and (iii) provide mechanics for the replacement of a benchmark for an applicable Agreed Currency upon the occurrence of certain specified events.
 Under the Amended Credit Agreement, at our request and subject to certain conditions, we can increase the aggregate commitment up to an additional $500 million with the current lenders or new lenders. See Note L to the consolidated financial statements for additional information.

The Amended Credit Agreement contains financial covenants requiring us to maintain (A) a net leverage ratio, as adjusted for certain items, not exceeding 4.0 to 1.0, and (B) a minimum interest coverage ratio, as adjusted for certain items, not less than 2.5 to 1.0. We were in compliance with all covenants and no borrowings were outstanding under our Amended Credit Agreement at December 31, 2021.
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
Acquisitions
During 2021, we acquired a 75.1 percent equity interest in ESS, a manufacturer of shower channel drains and offers a wide range of products for barrier-free showering and bathroom wall niches, for approximately €47 million ($58 million), including $52 million of cash and $6 million of debt that will be paid out over two years. We also acquired all of the share capital of Steamist, a manufacturer of residential steam bath products that are complementary to many of our plumbing products, for approximately $56 million in cash.
During 2020, we acquired substantially all of the net assets of Kraus, a designer and distributor of sinks, faucets and accessories for the kitchen and bathroom, as well as Work Tools, a leading manufacturer of high-quality precision painting tools and accessories including brushes, rollers and mini rollers for DIY and professionals. Additionally, we acquired all of the share capital of SmarTap A.Y Ltd. ("SmarTap"), a developer of a smart bathing system that monitors and controls the temperature and flow of water. We acquired these businesses for a combined $175 million of cash and $5 million of debt.
Divestitures
During 2021, we completed the divestiture of our Hüppe business, a manufacturer of shower enclosures and shower trays. In connection with the divestiture, we recognized a loss of $18 million.
During 2020, we completed the divestiture of our Masco Cabinetry LLC ("Cabinetry") business, a manufacturer of cabinetry products, for proceeds of approximately $989 million, including $853 million, net of cash disposed. In connection with the divestiture, we recognized a gain of $585 million.
Share Repurchases
We repurchased and retired 17.6 million shares of our common stock in 2021 for approximately $1,026 million. This included 0.7 million shares to offset the dilutive impact of restricted stock units granted in 2021. At December 31, 2021, we had $1,128 million remaining under the 2021 authorization. Consistent with past practice and as part of our long-term capital allocation strategy, we anticipate using approximately $600 million of cash for share repurchases (including shares which will be purchased to offset any dilution from restricted stock units granted as part of our compensation programs) in 2022. Refer to Note O to the consolidated financial statements for additional information.
During 2020, we repurchased and retired 18.8 million shares of our common stock (including 0.4 million shares to offset the dilutive impact of restricted stock units granted during the year), for approximately $727 million.
Dividend to holders of our Common Shares
In the second quarter of 2021 we increased our quarterly dividend to $0.235 per common share from $0.14 per common share in order to increase the annual dividend to $0.94 per share.
As part of our capital allocation strategy, the Board of Directors declared a quarterly dividend of $0.28 per share in the first quarter of 2022 with the intention to increase the annual dividend to $1.12 per share.

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
All outstanding payments owed under the program are recorded within accounts payable in our consolidated balance sheets. The amounts owed to participating financial institutions under the program and included in accounts payable for our continuing operations were $43 million and $45 million at December 31, 2021 and 2020, respectively. We account for all payments made under the program as a reduction to our cash flows from operations and reported within our increase (decrease) in accounts payable and accrued liabilities, net, line within our consolidated statements of cash flows. The amounts settled through the program and paid to participating financial institutions were $220 million and $146 million for our continuing operations during the years ended December 31, 2021 and 2020, respectively. A downgrade in our credit rating or changes in the financial markets could limit the financial institutions’ willingness to commit funds to, and participate in, the program. We do not believe such risk would have a material impact on our working capital or cash flows, as substantially all of our payments are made outside of the program.
We utilize derivative and hedging instruments to manage our exposure to currency fluctuations, primarily related to the European euro, British pound, the Chinese renminbi and the U.S. dollar; occasionally, we have also used derivative and hedging instruments to manage interest rate fluctuations, primarily related to debt issuances. We review our hedging program, derivative positions and overall risk management on a regular basis. We currently do not have any derivative instruments for which we have designated hedge accounting.

Cash Flows
Significant sources and (uses) of cash for the years ended December 31, 2021 and 2020 are summarized as follows, in millions:

	2021	2020
Net cash from operating activities	$930	$953
Retirement of notes	(1,326)	(400)
Purchase of Company common stock	(1,026)	(727)
Cash dividends paid	(211)	(145)
Dividends paid to noncontrolling interest	(43)	(23)
Capital expenditures	(128)	(114)
Debt extinguishment costs	(160)	(5)
Proceeds from the exercise of stock options	5	26
Acquisition of businesses, net of cash acquired	(57)	(227)
Issuance of notes, net of issuance costs	1,481	415
Employee withholding taxes paid on stock-based compensation	(15)	(25)
Proceeds from disposition of:
Businesses, net of cash disposed	5	870
Property and equipment	—	1
Financial investments	171	3
Payment of debt	(3)	(2)
Effect of exchange rate changes on cash and cash investments	(20)	31
Other, net	(3)	(2)
Cash (decrease) increase	$(400)	$629
Our working capital days were as follows:

	At December 31,
	2021	2020
Receivable days	51	54
Inventory days	85	72
Accounts payable days	66	71
Working capital (receivables plus inventories, less accounts payable) as a percentage of net sales	16.0%	15.6%
Operating Activities
Net cash provided by operations of $930 million primarily benefited from higher operating profit, partially offset by changes in working capital, pension contributions related to the settlement of our qualified domestic defined-benefit pension plans and deferred income taxes.
Financing Activities
Net cash used for financing activities was $1,298 million, which included $1,326 million for the early retirement of our 5.950% Notes due March 15, 2022, 4.450% Notes due April 1, 2025, and 4.375% Notes due April 1, 2026 and $160 million of related debt extinguishment costs. Net cash used for financing activities was also impacted by $1,026 million for the repurchase and retirement of our common stock (including 0.7 million shares repurchased to offset the dilutive impact of restricted stock units granted in 2021), $211 million for the payment of cash dividends, $43 million for dividends paid to noncontrolling interest and $15 million for employee withholding taxes paid on stock-based compensation. These uses of cash were partially offset by proceeds, net of issuance costs, of $1,481 million due to the issuances of $600 million of 1.500% Notes due February 15, 2028, $600 million of 2.000% Notes due February 15, 2031 and $300 million of 3.125% Notes due February 15, 2051.

Investing Activities
Net cash used for investing activities was $12 million, primarily driven by $128 million of capital expenditures and $56 million for the acquisition of Steamist, partially offset by the $166 million received, in cash, for the redemption of the preferred stock of ACProducts Holding Inc.

Commitments and Contingencies

Litigation
Information regarding our legal proceedings is set forth in Note U to the consolidated financial statements, which is incorporated herein by reference.
Other Commitments
We enter into contracts, which include reasonable and customary indemnifications that are standard for the industries in which we operate. Such indemnifications include claims made against builders by homeowners for issues relating to our products and workmanship. In conjunction with divestitures and other transactions, we occasionally provide reasonable and customary indemnifications. We have not paid a material amount related to these indemnifications, and we evaluate the probability that amounts may be incurred and record an estimated liability when probable and reasonably estimable.

Contractual Obligations

The following table provides payment obligations related to current contracts at December 31, 2021, in millions:

	Payments Due by Period
	2022	2023-2024	2025-2026	Beyond 2026	Other	Total
Debt (A)	$10	$8	$5	$2,947	$—	$2,970
Interest (A)	97	194	193	833	—	1,317
Operating leases	44	68	49	95	—	256
Currently payable income taxes	34	—	—	—	—	34
Purchase commitments (B)	486	49	49	—	—	584
Uncertain tax positions, including interest and penalties (C)	—	—	—	—	92	92
Total	$671	$319	$296	$3,875	$92	$5,253
______________________________
(A)We assume that all debt would be held to maturity. Amounts include finance lease obligations.
(B)Excludes contracts that do not require volume commitments and open or pending purchase orders.
(C)Due to the high degree of uncertainty regarding the timing of future cash outflows associated with uncertain tax positions, we are unable to make a reasonable estimate for the year in which cash settlements may occur with applicable tax authorities.
Refer to Note N to the consolidated financial statements for defined-benefit pension plan obligations.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make certain estimates and assumptions that affect or could have affected the reported amounts of assets and liabilities, disclosure of any contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We regularly review our estimates and assumptions, which are based upon historical experience, as well as current economic conditions and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of certain assets and liabilities and related disclosures, and future revenues and expenses, that are not readily apparent from other sources. Actual results may differ from these estimates and assumptions.
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

Determining market values using a discounted cash flow method requires us to make significant estimates and assumptions, including long-term projections of cash flows, market conditions and appropriate discount rates. Our judgments are based upon historical experience, current market trends, consultations with external valuation specialists and other information. While we believe that the estimates and assumptions underlying the valuation methodology are reasonable, different estimates and assumptions could result in different outcomes. In estimating future cash flows, we rely on internally generated five-year forecasts for sales and operating profits, and, currently, a two percent to three percent long-term assumed annual growth rate of cash flows for periods after the five-year forecast. We generally develop these forecasts based upon, among other things, recent sales data for existing products, planned timing of new product launches, estimated repair and remodel activity and, to a lesser extent, estimated housing starts. Our assumptions included U.S. and Eurozone Gross Domestic Product growing at approximately 3.8 percent and 4.5 percent, respectively, in 2022 and per annum over the five-year forecast.
We utilize our weighted average cost of capital of approximately 7.5 percent as the basis to determine the discount rate to apply to the estimated future cash flows. In 2021, based upon our assessment of the risks impacting each of our businesses, we applied a risk premium to increase the discount rate to a range of 9.0 percent to 11.5 percent for our reporting units.
If the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized to the extent that a reporting unit's recorded carrying value exceeds its fair value, not to exceed the carrying amount of goodwill in that reporting unit.
In the fourth quarter of 2021, we recognized a $45 million non-cash goodwill impairment charge related to a reporting unit within our Decorative Architectural Products segment due to competitive market conditions and higher inflationary costs in our lighting business. As of December 31, 2021, the impaired reporting unit had a remaining net goodwill balance of $19 million. A 10 percent decrease in the estimated fair value of our other reporting units would not have resulted in any additional goodwill impairment.
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
We utilize our weighted average cost of capital of approximately 7.5 percent as the basis to determine the discount rate to apply to the estimated future cash flows. In 2021, based upon our assessment of the risks impacting each of our businesses and the nature of the trade name, we applied a risk premium to increase the discount rate to a range of 10.0 percent to 15.5 percent for our other indefinite-lived intangible assets.
In the fourth quarter of 2021, we estimated that future discounted cash flows projected for our other indefinite-lived intangible assets were greater than the carrying values. Accordingly, we did not recognize any impairment charges for other indefinite-lived intangible assets. A 10 percent decrease in the estimated fair value of our other indefinite-lived intangibles assets would not have resulted in an impairment for any of our other indefinite-lived intangible assets.
Refer to Note H for additional information.
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
Based upon all available evidence, primarily three-year cumulative loss positions in certain state and foreign tax jurisdictions, we determined that it is more likely than not certain deferred tax assets will not be realized. As a result, we maintain a $17 million valuation allowance on certain state and foreign deferred tax assets as of December 31, 2021.
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
We are exposed to the impact of changes in interest rates and foreign currency exchange rates, particularly changes between the U.S. dollar and the European euro, British pound, Canadian dollar and Chinese renminbi, and to market price fluctuations related to our financial investments. We have insignificant involvement with derivative financial instruments and use such instruments to the extent necessary to manage exposure to foreign currency fluctuations.
At December 31, 2021, we performed sensitivity analyses to assess the potential loss in the fair values of market risk sensitive instruments resulting from a hypothetical change of 10 percent in foreign currency exchange rates, a 10 percent decline in the market value of our long-term investments, or a 100 basis point change in interest rates. Based upon the analyses performed, such changes would not be expected to materially affect our consolidated financial position, results of operations or cash flows.

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
We assessed the effectiveness of our internal control over financial reporting as of December 31, 2021 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control – Integrated Framework (2013). Based on this assessment, we have determined that our internal control over financial reporting was effective as of December 31, 2021.
PricewaterhouseCoopers LLP (PCAOB ID 238), an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2021, as stated in their report, which is presented herein. Their report expressed an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2021 and expressed an unqualified opinion on our 2021 consolidated financial statements. This report appears under 'Item 8. Financial Statements and Supplementary Data' under the heading "Report of Independent Registered Public Accounting Firm."

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Masco Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Masco Corporation and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, of comprehensive income (loss), of shareholders' equity and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Goodwill Impairment Assessments

As described in Notes A and H to the consolidated financial statements, the Company’s consolidated goodwill balance was $568 million as of December 31, 2021. Management performs an annual impairment test of goodwill in the fourth quarter of each year, or as events occur or circumstances change that would indicate the carrying value of goodwill may be impaired. In connection with its annual assessment, management recorded a $45 million non-cash goodwill impairment charge within their Decorative Architectural Products segment. Potential impairment is identified by comparing the fair value of a reporting unit to its carrying value, including goodwill. Management estimates fair value by using a discounted cash flow model. The determination of fair value using the discounted cash flow model requires management to make significant estimates and assumptions related to forecasted sales and operating profits, and the discount rate.

The principal considerations for our determination that performing procedures relating to the goodwill impairment assessments is a critical audit matter are (i) the significant judgment by management when developing the fair value measurements of the reporting units; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures to evaluate management’s discounted cash flow model, including significant assumptions related to forecasted sales and the discount rates, as applicable; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessments, including controls over the valuation of the Company’s reporting units. These procedures also included, among others, testing management’s process for developing the fair value estimates; evaluating the appropriateness of the discounted cash flow model; testing the completeness, accuracy, and relevance of underlying data used in the model; and, evaluating the significant assumptions used by management, including forecasted sales and the discount rates, as applicable. Professionals with specialized skill and knowledge were used to assist in evaluating the Company’s discount rate assumptions, as applicable. Evaluating management’s assumption related to forecasted sales involved evaluating whether the assumptions used were reasonable considering (i) the current and past performance of the reporting units, (ii) the consistency with external market and industry data as relates to forecasted sales, and (iii) whether they were consistent with evidence obtained in other areas of the audit.

/s/ PricewaterhouseCoopers LLP

Detroit, Michigan
February 8, 2022
We have served as the Company’s auditor since 1959.

Financial Statements and Supplementary Data

MASCO CORPORATION and Consolidated Subsidiaries
CONSOLIDATED BALANCE SHEETS

December 31, 2021 and 2020
(In Millions, Except Share Data)

	2021	2020
ASSETS
Current Assets:
Cash and cash investments	$926	$1,326
Receivables	1,171	1,138
Inventories	1,216	876
Prepaid expenses and other	109	149
Total current assets	3,422	3,489
Property and equipment, net	896	908
Goodwill	568	563
Other intangible assets, net	388	357
Operating lease right-of-use assets	187	166
Other assets	114	294
Total assets	$5,575	$5,777

LIABILITIES
Current Liabilities:
Accounts payable	$1,045	$893
Notes payable	10	3
Accrued liabilities	884	1,038
Total current liabilities	1,939	1,934
Long-term debt	2,949	2,792
Noncurrent operating lease liabilities	172	149
Other liabilities	437	481
Total liabilities	$5,497	$5,356

Commitments and contingencies (Note U)
Redeemable noncontrolling interest	22	—

EQUITY
Masco Corporation's shareholders' equity:
Common shares, par value $1 per share Authorized shares: 1,400,000,000; Issued and outstanding: 2021 – 241,200,000; 2020 – 258,200,000	241	258
Preferred shares authorized: 1,000,000; Issued and outstanding: 2021 and 2020 – None	—	—
Paid-in capital	—	—
Retained (deficit) earnings	(652)	79
Accumulated other comprehensive income (loss)	232	(142)
Total Masco Corporation's shareholders' (deficit) equity	(179)	195
Noncontrolling interest	235	226
Total equity	56	421
Total liabilities and equity	$5,575	$5,777

See notes to consolidated financial statements.

MASCO CORPORATION and Consolidated Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2021, 2020 and 2019
(In Millions, Except Per Common Share Data)

	2021	2020	2019
Net sales	$8,375	$7,188	$6,707
Cost of sales	5,512	4,601	4,336
Gross profit	2,863	2,587	2,371
Selling, general and administrative expenses	1,413	1,292	1,274
Impairment charges for goodwill and other intangible assets	45	—	9
Operating profit	1,405	1,295	1,088
Other income (expense), net:
Interest expense	(278)	(144)	(159)
Other, net	(439)	(20)	(15)
	(717)	(164)	(174)
Income from continuing operations before income taxes	688	1,131	914
Income tax expense	210	269	230
Income from continuing operations	478	862	684
Income from discontinued operations, net	—	414	296
Net income	478	1,276	980
Less: Net income attributable to noncontrolling interest	68	52	45
Net income attributable to Masco Corporation	$410	$1,224	$935

Income per common share attributable to Masco Corporation:
Basic:
Income from continuing operations	$1.63	$3.05	$2.21
Income from discontinued operations, net	—	1.55	1.03
Net income	$1.63	$4.60	$3.24
Diluted:
Income from continuing operations	$1.62	$3.04	$2.20
Income from discontinued operations, net	—	1.55	1.02
Net income	$1.62	$4.59	$3.22

Amounts attributable to Masco Corporation:
Income from continuing operations	$410	$810	$639
Income from discontinued operations, net	—	414	296
Net income	$410	$1,224	$935

See notes to consolidated financial statements.

MASCO CORPORATION and Consolidated Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

For the Years Ended December 31, 2021, 2020 and 2019
(In Millions)

	2021	2020	2019
Net income	$478	$1,276	$980
Less: Net income attributable to noncontrolling interest	68	52	45
Net income attributable to Masco Corporation	$410	$1,224	$935
Other comprehensive income (loss), net of tax (Note P):
Cumulative translation adjustment	$(32)	$72	$6
Interest rate swaps	7	1	2
Pension and other post-retirement benefits	384	(18)	(64)
Other comprehensive income (loss), net of tax	359	55	(56)
Less: Other comprehensive income (loss) attributable to the noncontrolling interest:
Cumulative translation adjustment	$(19)	$20	$(1)
Pension and other post-retirement benefits	4	(2)	(3)
	(15)	18	(4)
Other comprehensive income (loss) attributable to Masco Corporation	$374	$37	$(52)
Total comprehensive income	$837	$1,331	$924
Less: Total comprehensive income attributable to noncontrolling interest	53	70	41
Total comprehensive income attributable to Masco Corporation	$784	$1,261	$883

See notes to consolidated financial statements.

MASCO CORPORATION and Consolidated Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2021, 2020 and 2019
(In Millions)

	2021	2020	2019
CASH FLOWS FROM (FOR) OPERATING ACTIVITIES:
Net income	$478	$1,276	$980
Depreciation and amortization	151	133	159
Fair value adjustment to contingent earnout obligation	16	—	—
Display amortization	—	2	12
Deferred income taxes	(68)	(3)	(41)
Employee withholding taxes paid on stock-based compensation	15	25	23
Gain on disposition of investments, net	(25)	(3)	(1)
Loss (gain) on disposition of businesses, net	18	(602)	(298)
Pension and other post-retirement benefits	312	(32)	(45)
Impairment of goodwill and other intangible assets	45	—	16
Stock-based compensation	61	45	35
Dividends paid-in-kind	(6)	(10)	—
Increase in receivables	(64)	(141)	(37)
(Increase) decrease in inventories	(350)	(89)	58
Increase (decrease) in accounts payable and accrued liabilities, net	190	332	(27)
Debt extinguishment costs	160	5	2
Other, net	(3)	15	(3)
Net cash from operating activities	930	953	833

CASH FLOWS FROM (FOR) FINANCING ACTIVITIES:
Retirement of notes	(1,326)	(400)	(201)
Purchase of Company common stock	(1,026)	(727)	(896)
Cash dividends paid	(211)	(145)	(144)
Dividends paid to noncontrolling interest	(43)	(23)	(42)
Issuance of notes, net of issuance costs	1,481	415	—
Debt extinguishment costs	(160)	(5)	(2)
Proceeds from the exercise of stock options	5	26	27
Employee withholding taxes paid on stock-based compensation	(15)	(25)	(23)
Payment of debt	(3)	(2)	(8)
Credit Agreement and other financing costs	—	—	(2)
Net cash for financing activities	(1,298)	(886)	(1,291)

CASH FLOWS FROM (FOR) INVESTING ACTIVITIES:
Capital expenditures	(128)	(114)	(162)
Acquisition of businesses, net of cash acquired	(57)	(227)	—
Proceeds from disposition of:
Businesses, net of cash disposed	5	870	722
Property and equipment	—	1	34
Financial investments	171	3	1
Other, net	(3)	(2)	(13)
Net cash (for) from investing activities	(12)	531	582
Effect of exchange rate changes on cash and cash investments	(20)	31	14

CASH AND CASH INVESTMENTS:
(Decrease) increase for the year	(400)	629	138
At January 1	1,326	697	559
At December 31	$926	$1,326	$697

See notes to consolidated financial statements.

MASCO CORPORATION and Consolidated Subsidiaries
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

For the Years Ended December 31, 2021, 2020 and 2019
(In Millions, Except Per Common Share Data)

	Total	Common Shares ($1 par value)	Paid-In Capital	Retained (Deficit) Earnings	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interest
Balance, January 1, 2019	$69	$294	$—	$(278)	$(127)	$180
Total comprehensive income (loss)	924	—	—	935	(52)	41
Shares issued	15	3	12	—	—	—
Shares retired:
Repurchased	(896)	(20)	(42)	(834)	—	—
Surrendered (non-cash)	(10)	(1)	—	(9)	—	—
Cash dividends declared	(146)	—	—	(146)	—	—
Dividends paid to noncontrolling interest	(42)	—	—	—	—	(42)
Stock-based compensation	30	—	30	—	—	—
Balance, December 31, 2019	$(56)	$276	$—	$(332)	$(179)	$179
Cumulative effect of adoption of new credit loss standard	(1)	—	—	(1)	—	—
Balance, January 1, 2020	$(57)	$276	$—	$(333)	$(179)	$179
Total comprehensive income	1,331	—	—	1,224	37	70
Shares issued	14	2	12	—	—	—
Shares retired:
Repurchased	(727)	(19)	(53)	(655)	—	—
Surrendered (non-cash)	(14)	(1)	—	(13)	—	—
Cash dividends declared	(144)	—	—	(144)	—	—
Dividends paid to noncontrolling interest	(23)	—	—	—	—	(23)
Stock-based compensation	41	—	41	—	—	—
Balance, December 31, 2020	$421	$258	$—	$79	$(142)	$226
Total comprehensive income	836	—	—	410	374	52
Shares issued	3	1	2	—	—	—
Shares retired:
Repurchased	(1,026)	(18)	(57)	(951)	—	—
Surrendered (non-cash)	(13)	—	—	(13)	—	—
Cash dividends declared	(175)	—	—	(175)	—	—
Dividends paid to noncontrolling interest	(43)	—	—	—	—	(43)
Redeemable noncontrolling interest - redemption adjustment	(2)	—	—	(2)	—	—
Stock-based compensation	55	—	55	—	—	—
Balance, December 31, 2021	$56	$241	$—	$(652)	$232	$235
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
Revenue Recognition.    We recognize revenue as control of our products is transferred to our customers, which is generally at the time of shipment or upon delivery based on the contractual terms with our customers. Our customers' payment terms generally range from 30 to 65 days.
We provide customer programs and incentive offerings, including special pricing and co-operative advertising arrangements, promotions and other volume-based incentives. These customer programs and incentives are considered variable consideration. We include in revenue variable consideration only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the variable consideration is resolved. This determination is made based upon known customer program and incentive offerings at the time of sale and expected sales volume forecasts as it relates to our volume-based incentives. This determination is updated each reporting period.
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
Foreign Currency.   The financial statements of our foreign subsidiaries are measured using the local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at exchange rates as of the balance sheet dates. Revenues and expenses are translated at average exchange rates in effect during the year. The resulting cumulative translation adjustments have been recorded in accumulated other comprehensive income (loss) in the consolidated balance sheets. Realized foreign currency transaction gains and losses are included in other income (expense), net in the consolidated statements of operations.
Cash and Cash Investments.   We consider all highly liquid investments with an initial maturity of three months or less to be cash and cash investments.

MASCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

A. ACCOUNTING POLICIES (Continued)

Receivables.    We do business with home center retailers, plumbing wholesalers and a number of other customers. We monitor our exposure for credit losses on customer receivable balances and other financial investments measured at amortized cost and the credit worthiness of customers on an on-going basis, including requiring the completion of credit applications and performing periodic reviews of our open accounts receivable. We record allowances for doubtful accounts for estimated losses resulting from the inability of our customers to fulfill their required payment obligation to us. Allowances are estimated based upon specific customer balances, where a risk of loss has been identified, and also include a provision for losses based upon historical collection experience and write-off activity as well as reasonable and supportable forecast information that considers macro-economic factors and industry-specific trends associated with our businesses, among others. A separate allowance is recorded for customer incentive rebates and is generally based upon sales activity. Receivables are presented net of certain allowances (including allowances for doubtful accounts) of $67 million and $48 million at December 31, 2021 and 2020, respectively. Our receivables balances are generally due in less than one year.
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
Depreciation.    Depreciation expense is computed principally using the straight-line method over the estimated useful lives of the assets. Annual depreciation rates are as follows: buildings and land improvements, 2 to 10 percent, computer hardware and software, 17 to 33 percent, and machinery and equipment, 5 to 33 percent. Depreciation expense, including discontinued operations, was $111 million in 2021, $105 million in 2020 and $132 million in 2019.
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
As most of our leases do not provide an implicit rate, we generally use our incremental borrowing rate on the commencement date of the lease as the discount rate in determining the present value of future lease payments. We determine the incremental borrowing rate for each lease by using the current yields of our uncollateralized, publicly traded debts with maturity periods similar to the respective lease term or a comparable market alternative, adjusted to a collateralized basis based on third-party data. Our lease terms may include options to extend or terminate the lease when there are relevant economic incentives present that make it reasonably certain that we will exercise that option. We account for any non-lease components separately from lease components.

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
Goodwill and Other Intangible Assets.    We perform our annual impairment testing of goodwill in the fourth quarter of each year, or as events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We have defined our reporting units and completed the impairment testing of goodwill at the operating segment level. Our operating segments are reporting units that engage in business activities, for which discrete financial information, including five-year forecasts, are available. We compare the fair value of the reporting units to the carrying value of the reporting units for goodwill impairment testing. Fair value is determined using a discounted cash flow method, which includes significant unobservable inputs (Level 3 inputs), and requires us to make significant estimates and assumptions, including long-term projections of cash flows, market conditions and appropriate discount rates. Our judgments are based upon historical experience, current market trends, consultations with external valuation specialists and other information. In estimating future cash flows, we rely on internally generated five-year forecasts for sales and operating profits, and, currently, a two percent to three percent long-term assumed annual growth rate of cash flows for periods after the five-year forecast. For 2021, we utilized a weighted average cost of capital of approximately 7.5 percent as the basis to determine the discount rate to apply to the estimated future cash flows. Based upon our assessment of the risks impacting each of our businesses, we applied a risk premium to increase the discount rate to a range of 9.0 percent to 11.5 percent for our reporting units. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized to the extent that a reporting unit's carrying value exceeds its fair value, not to exceed the carrying amount of goodwill in that reporting unit.
We review our other indefinite-lived intangible assets for impairment annually in the fourth quarter, or as events occur or circumstances change that indicate the assets may be impaired without regard to the business unit. Potential impairment is identified by comparing the fair value of an other indefinite-lived intangible asset to its carrying value. We utilize a relief-from-royalty model to estimate the fair value of other indefinite-lived intangible assets. We consider the implications of both external (e.g., market growth, competition and local economic conditions) and internal (e.g., product sales and expected product growth) factors and their potential impact on cash flows related to the intangible asset in both the near- and long-term. We also consider the profitability of the business, among other factors, to determine the royalty rate for use in the impairment assessment. We utilize our weighted average cost of capital of approximately 7.5 percent as the basis to determine the discount rate to apply to the estimated future cash flows. In 2021, based upon our assessment of the risks impacting each of our businesses and the nature of the trade name, we applied a risk premium to increase the discount rate to a range of 10.0 percent to 15.5 percent for our other indefinite-lived intangible assets.
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
Fair Value of Financial Instruments.    We use derivative financial instruments to manage certain exposure to fluctuations in earnings and cash flows resulting from changes in foreign currency exchange rates, and occasionally from interest rate exposures. Derivative financial instruments are recorded in the consolidated balance sheets as either an asset or liability measured at fair value, netted by counterparty, where the right of offset exists. The gain or loss is recognized in determining current earnings during the period of the change in fair value. We currently do not have any derivative instruments for which we have designated hedge accounting.
Refer to Note I for additional information regarding fair value of financial instruments.
Warranty.    We offer limited warranties on certain products with warranty periods lasting up to the lifetime of the product to the original consumer purchaser. At the time of sale, we accrue a warranty liability for the estimated future cost to provide products, parts or services to repair or replace products to satisfy our warranty obligations. Our estimate of future costs to service our warranty obligations is based upon the information available and includes a number of factors, such as the warranty coverage, the warranty period, historical experience specific to the nature, frequency and average cost to service the claim, along with industry and demographic trends.
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
Noncontrolling Interest.    We owned 68 percent of Hansgrohe SE at both December 31, 2021 and 2020. The aggregate noncontrolling interest, net of dividends, at December 31, 2021 and 2020 has been recorded as a component of equity on our consolidated balance sheets.
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
The disproportionate tax effects related to various defined-benefit pension plans will be eliminated from accumulated other comprehensive income (loss) at the termination of the related pension plans. The disproportionate tax effect relating to our interest rate swap hedge, which was terminated in 2012, was eliminated from accumulated other comprehensive income (loss) upon the early retirement of the related debt in March 2021.
We record the tax effects of Global Intangible Low-taxed Income related to our foreign operations as a component of income tax expense in the period the tax arises.
Recently Adopted Accounting Pronouncements. In January 2020, the FASB issued ASU 2020-01, "Investments—Equity Securities (Topic 321)," "Investments—Equity Method and Joint Ventures (Topic 323)," and "Derivatives and Hedging (Topic 815): Clarifying the Interactions between Topic 321, Topic 323, and Topic 815," which clarifies that an entity should consider observable transactions when either applying or discontinuing the equity method of accounting for the purposes of applying the measurement alternative in accordance with Topic 321. ASU 2020-01 clarifies that for certain forward contracts or purchased options to acquire investments, an entity should not consider whether, upon settlement of the forward contract or exercise of the purchased option, the underlying securities would be accounted for under the equity method or the fair value option. We adopted ASU 2020-01 prospectively beginning on January 1, 2021. The adoption of the standard did not have a material effect on our financial position or results of operations.
Recently Issued Accounting Pronouncements.  In August 2020, the FASB issued ASU 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity.” ASU 2020-06 simplifies the accounting for convertible instruments by reducing the number of accounting models for convertible debt instruments and convertible preferred stock. We plan to adopt this standard for annual periods beginning January 1, 2022 and do not anticipate that the adoption of this new standard will have a material impact on our financial position or results of operations.

MASCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

A. ACCOUNTING POLICIES (Concluded)

In October 2021, the FASB issued ASU 2021-08, “Business Combinations (Topic 805): Accounting for Acquired Contract Assets and Contract Liabilities from Contracts with Customers.” ASU 2021-08 requires contract assets and contract liabilities acquired in a business combination to be recognized in accordance with Topic 606 as if the acquirer had originated the contracts. We plan to adopt this standard for annual periods beginning January 1, 2022 and do not anticipate that the adoption of this new standard will have a material impact on our financial position or results of operations.

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
In the first quarter of 2021, we acquired a 75.1 percent equity interest in Easy Sanitary Solutions B.V. ("ESS"), for approximately €47 million ($58 million), including $52 million of cash and $6 million of debt that will be paid out over two years less any pending or settled indemnity matters. The cash payment was made to a third-party notary on December 29, 2020 for the acquisition of this equity interest in advance of the transaction closing on January 4, 2021. ESS is a manufacturer of shower channel drains and offers a wide range of products for barrier-free showering and bathroom wall niches. This business is included in our Plumbing Products segment. In connection with this acquisition, we recognized $32 million of definite-lived intangible assets, primarily related to customer relationships. The definite-lived intangible assets are being amortized on a straight-line basis over a weighted average amortization period of 10 years. We also recognized $35 million of goodwill, which is not tax deductible, and is related primarily to the expected synergies from combining the operations into our business. Working capital and other adjustments were finalized with the seller in the fourth quarter of 2021, resulting in no significant changes.
The remaining 24.9 percent equity interest in ESS is subject to a call and put option that is exercisable by us or the sellers, respectively, any time after December 31, 2023. The redemption value of the call and put option is the same and based on a floating EBITDA value. The call and put options were determined to be embedded within the redeemable noncontrolling interest and were recorded as temporary equity in the consolidated balance sheet at December 31, 2021. We elected to adjust the redeemable noncontrolling interest to its full redemption amount directly into retained (deficit) earnings.
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

MASCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

C. DIVESTITURES

On May 31, 2021, we completed the divestiture of our Hüppe GmbH ("Hüppe") business, a manufacturer of shower enclosures and shower trays. In connection with the divestiture, we recognized a loss of $18 million for the year ended December 31, 2021, which is included in other, net in our consolidated statements of operations. This loss resulted primarily from the recognition of $23 million of currency translation losses that were previously included within accumulated other comprehensive income (loss). The sale of Hüppe does not represent a strategic shift that will have a major effect on our operations and financial results and therefore was not presented as discontinued operations. Prior to the divestiture, the results of the business were included in our Plumbing Products segment.
On September 6, 2019, we completed the divestiture of our UK Window Group business ("UKWG"), a manufacturer and distributor of windows and doors, for proceeds of approximately $8 million, of which $2 million net of cash disposed was received upon sale. The remaining $6 million was accounted for as a note receivable that was collected in the third quarter of 2021. In connection with the sale, we recognized a loss of $70 million for the year ended December 31, 2019, which is included in income from discontinued operations, net in the consolidated statements of operations.
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

MASCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

C. DIVESTITURES (Continued)

During the second quarter of 2020, a $17 million pre-tax post-closing adjustment related to the finalization of working capital items was recorded to income from discontinued operations, net in the consolidated statements of operations, as a gain on the divestiture of Milgard. As of December 31, 2020, we received $17 million in cash, which was presented in investing activities on the consolidated statement of cash flow as proceeds from disposition of businesses, net of cash disposed. All post-closing adjustments related to our divestiture of Milgard were finalized with the buyer in the second quarter of 2020.
On November 14, 2019, we entered into a definitive agreement to sell Masco Cabinetry LLC ("Cabinetry"), a manufacturer of cabinetry products. We completed the divestiture of Cabinetry on February 18, 2020 for proceeds of approximately $989 million, including $853 million, net of cash disposed. The remaining $136 million was accounted for as preferred stock issued by a holding company of the buyer; refer to Note I for additional information. The working capital adjustment was finalized with the buyer in the second quarter of 2020, resulting in no significant changes to net proceeds. In connection with the sale, we recognized a gain on the divestiture of $585 million for the year ended December 31, 2020, which was included in income from discontinued operations, net in the consolidated statements of operations. We determined that the previously reported Cabinetry Products segment met the criteria to be classified as a discontinued operation as Cabinetry represented all of our cabinet businesses and all remaining businesses in the Cabinetry Products segment.
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
The results of the windows businesses recorded in income from discontinued operations before income tax was income of $2 million for the year ended December 31, 2020, and a loss of $1 million for the year ended December 31, 2019. The results of the cabinetry business recorded in income from discontinued operations before income tax was a loss of $7 million for the year ended December 31, 2020 and income of $107 million the year ended December 31, 2019.
The major classes of line items constituting income from discontinued operations, net, in millions:

	Year Ended December 31,
	2021	2020	2019
Net sales	$—	$101	$1,528
Cost of sales	—	78	1,184
Gross profit	—	23	344
Selling, general and administrative expenses	—	28	232
Impairment charge for goodwill (A)	—	—	7
Other income (expense), net	—	—	1
(Loss) income from discontinued operations	—	(5)	106
Gain on disposal of discontinued operations, net	—	602	298
Income before income tax	—	597	404
Income tax expense	—	(183)	(108)
Income from discontinued operations, net	$—	$414	$296

(A)    In the first quarter of 2019, we recognized a $7 million non-cash goodwill impairment charge related to a decline in the long-term outlook of our windows and doors business in the United Kingdom.

MASCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

C. DIVESTITURES (Concluded)

Other selected financial information for Cabinetry, Milgard and UKWG during the period owned by us, were as follows, in millions:

	Year Ended December 31,
	2021	2020	2019
Depreciation and amortization	$—	$—	$29
Capital expenditures	—	1	34
ROU assets obtained in exchange for new lease obligations	—	—	3

D. REVENUE

Our revenues are derived primarily from sales to customers in North America and Internationally, principally Europe. Net sales from these geographic markets, by segment, were as follows, in millions:

	Year Ended December 31, 2021
	Plumbing Products	Decorative Architectural Products	Total
Primary geographic markets:
North America	$3,384	$3,240	$6,624
International, principally Europe	1,751	—	1,751
Total	$5,135	$3,240	$8,375

	Year Ended December 31, 2020
	Plumbing Products	Decorative Architectural Products	Total
Primary geographic markets:
North America	$2,753	$3,052	$5,805
International, principally Europe	1,383	—	1,383
Total	$4,136	$3,052	$7,188

	Year Ended December 31, 2019
	Plumbing Products	Decorative Architectural Products	Total
Primary geographic markets:
North America	$2,605	$2,723	$5,328
International, principally Europe	1,379	—	1,379
Total	$3,984	$2,723	$6,707
We recognized increases to revenue of $9 million, $7 million, and $2 million in 2021, 2020, and 2019, respectively, for variable consideration related to performance obligations settled in previous periods.
We record contract assets for items for which we have satisfied our performance obligation but our receipt of payment is contingent upon delivery or other circumstances other than the passage of time. Our contract assets are recorded in prepaid expenses and other in our consolidated balance sheets. Our contract assets generally become unconditional and are reclassified to receivables in the quarter subsequent to each balance sheet date. Our contract asset balance was $1 million and $2 million at December 31, 2021 and 2020, respectively.

MASCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

D. REVENUE (Concluded)

We record contract liabilities primarily for deferred revenue. Our contract liabilities are recorded in accrued liabilities in our consolidated balance sheets. Our contract liabilities are generally recognized to net sales in the immediately subsequent reporting period. Our contract liability balance was $67 million and $62 million at December 31, 2021 and 2020, respectively.
Changes in the allowance for credit losses deducted from accounts receivable were as follows, in millions:

	Year Ended December 31,
	2021	2020
Balance at January 1	$7	$5
Provision for expected credit losses during the period	1	3
Write-offs charged against the allowance	(2)	(2)
Recoveries of amounts previously written off	1	1
Other (A)	(1)	—
Balance at end of year	$6	$7
______________________________
(A)As a result of Hüppe being divested in May 2021, $1 million for the year ended December 31, 2021 was removed from allowance for credit losses.

E. INVENTORIES

The components of inventory were as follows, in millions:

	At December 31,
	2021	2020
Finished goods	$702	$552
Raw materials	383	242
Work in process	131	82
Total	$1,216	$876
Inventories, which include purchased parts, materials, direct labor and applied overhead, are stated at the lower of cost or net realizable value, with cost determined by use of the first-in, first-out method.

MASCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

F. LEASES

We have operating and finance leases primarily for corporate offices, manufacturing facilities, warehouses, vehicles, and equipment. Our leases have remaining lease terms up to 21 years, some of which may include one or more renewal options with terms to extend the lease for up to an additional 15 years, and some of which may include options to terminate the leases prior to their expiration.
The components of lease cost included in income from continuing operations were as follows, in millions:

	Year Ended December 31,
	2021	2020	2019
Operating lease cost	$48	$47	$49
Short-term lease cost	8	7	6
Variable lease cost	4	3	3
Finance lease cost:
Amortization of right-of-use assets	3	3	3
Interest on lease liabilities	1	1	1
Supplemental cash flow information related to leases was as follows, in millions:

	Year Ended December 31,
	2021	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$47	$47	$58
Operating cash flows for finance leases	1	1	1
Financing cash flows for finance leases	2	2	8

ROU assets obtained in exchange for new lease obligations:
Operating leases (A)	67	27	27
Finance leases	—	—	—
______________________________
(A)Includes $2 million of ROU assets obtained in exchange for new lease obligations related to the acquisitions of ESS and Steamist in 2021. Includes $9 million of ROU assets obtained in exchange for new lease obligations related to the acquisitions of Kraus and Work Tools in the fourth quarter of 2020.

Certain other information related to leases was as follows:

	At December 31,
	2021	2020	2019
Weighted-average remaining lease term:
Operating leases	9 years	10 years	10 years
Finance leases	9 years	10 years	11 years

Weighted-average discount rate:
Operating leases	4.0%	4.4%	4.6%
Finance leases	3.3%	3.3%	3.4%

MASCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

F. LEASES (Concluded)

Supplemental balance sheet information related to leases was as follows, in millions:

	At December 31,
	2021		2020
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Property and equipment, net	$—	$24	$—	$27
Notes payable	—	3	—	2
Accrued liabilities	38	—	39	—
Long-term debt	—	23	—	26
Gross ROU assets under finance leases recorded within property and equipment, net was $42 million at both December 31, 2021 and 2020, and accumulated amortization associated with these leases was $18 million and $15 million, at December 31, 2021 and 2020, respectively.

At December 31, 2021, future maturities of lease liabilities were as follows, in millions:

	Operating Leases	Finance Leases
Year ending December 31,
2022	$44	$3
2023	37	3
2024	31	3
2025	26	4
2026	23	3
Thereafter	95	14
Total lease payments	256	30
Less: imputed interest	(46)	(4)
Total	$210	$26

G. PROPERTY AND EQUIPMENT

The components of property and equipment, net were as follows, in millions:

	At December 31,
	2021	2020
Land and improvements	$67	$66
Buildings	514	522
Computer hardware and software	259	249
Machinery and equipment	1,199	1,184
	2,039	2,021
Less: Accumulated depreciation	(1,143)	(1,113)
Total	$896	$908

MASCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
H. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill at December 31, 2021, by segment, was as follows, in millions:

	Gross Goodwill At December 31, 2021	Accumulated Impairment Losses	Net Goodwill At December 31, 2021
Plumbing Products (A)	$662	$(340)	$322
Decorative Architectural Products	366	(120)	246
Total	$1,028	$(460)	$568
______________________________
(A) As a result of Hüppe being divested in May 2021, both gross goodwill and accumulated impairment losses for the Plumbing Products segment were reduced by $39 million.
The changes in the carrying amount of goodwill for years ended December 31, 2021 and 2020, by segment, were as follows, in millions:

	Gross Goodwill At December 31, 2020	Accumulated Impairment Losses	Net Goodwill At December 31, 2020	Acquisitions	Pre-tax Impairment Charge	Other (B)	Net Goodwill At December 31, 2021
Plumbing Products	$613	$(340)	$273	$63	$—	$(14)	$322
Decorative Architectural Products	365	(75)	290	1	(45)	—	246
Total	$978	$(415)	$563	$64	$(45)	$(14)	$568

	Gross Goodwill At December 31, 2019	Accumulated Impairment Losses	Net Goodwill At December 31, 2019	Acquisitions	Pre-tax Impairment Charge	Other (B)	Net Goodwill At December 31, 2020
Plumbing Products	$566	$(340)	$226	$34	$—	$13	$273
Decorative Architectural Products	358	(75)	283	7	—	—	290
Total	$924	$(415)	$509	$41	$—	$13	$563
______________________________
(B) Other consists of the effect of foreign currency translation.
In the fourth quarter of 2021, we recognized a $45 million non-cash goodwill impairment charge within our Decorative Architectural Products segment due to competitive market conditions and higher inflationary costs in our lighting business.
Other indefinite-lived intangible assets were $109 million at both December 31, 2021 and 2020, respectively, and principally included registered trademarks. In the first quarter of 2019, we recognized a $9 million impairment charge related to a registered trademark in our Decorative Architectural Products segment due to a change in the long-term net sales projections of lighting products.
We completed our annual impairment testing of goodwill and other indefinite-lived intangible assets in the fourth quarters of 2021, 2020 and 2019. There was no impairment of goodwill for any of our reporting units or of our other indefinite-lived intangible assets in any of these years, other than as disclosed above.

MASCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
H. GOODWILL AND OTHER INTANGIBLE ASSETS (Concluded)

The carrying value of our definite-lived intangible assets was $279 million (net of accumulated amortization of $75 million) at December 31, 2021 and $248 million (net of accumulated amortization of $73 million) at December 31, 2020 and principally included customer relationships with a weighted average amortization period of 15 years in both 2021 and 2020. Amortization expense, including discontinued operations, related to the definite-lived intangible assets was $31 million, $24 million and $23 million in 2021, 2020 and 2019, respectively. The increase in our definite-lived intangible assets is primarily a result of our acquisitions of Steamist and ESS.
At December 31, 2021, amortization expense related to the definite-lived intangible assets during each of the next five years will be as follows: 2022 – $30 million; 2023 – $29 million; 2024 – $28 million, 2025 – $23 million and 2026 – $22 million

I. FAIR VALUE OF FINANCIAL INSTRUMENTS

Preferred Stock of ACProducts Holding, Inc. As described in Note C, in conjunction with our divestiture of Cabinetry, we received preferred stock of ACProducts Holding, Inc., the holding company of the buyer, with a liquidation preference of $150 million. We did not have the ability to exercise significant influence, and the fair value of the preferred stock was not readily available. We elected to measure this investment at cost (less impairment, if any) adjusted for observable price changes in orderly transactions for the identical or similar investments of the same issuer for subsequent measurements of fair value. As the preferred stock was received in conjunction with the sale of Cabinetry, we determined the cost to be the fair value of the preferred stock at the time of sale, which was determined to be $136 million and was included in other assets in our consolidated balance sheet.
In May 2021, we received, in cash, $166 million for the redemption of the preferred stock, including all accrued but unpaid dividends, and recognized a gain of $14 million, which was included within other, net in our consolidated statements of operations.
Prior to the redemption, dividends earned on this investment were included within other, net in our consolidated statements of operations with a corresponding increase to our basis in the investment. We had dividend income of $6 million and $10 million for the years ended December 31, 2021 and 2020, respectively. The preferred stock was reported at the carrying value of $146 million in other assets in our consolidated balance sheet at December 31, 2020.
Kraus Acquisition Contingent Consideration. As described in Note B, we may be obligated to pay up to an additional $50 million in 2023 for the Kraus acquisition contingent upon the achievement of certain financial performance metrics for the year ending December 31, 2022. The measurement of the liability for contingent consideration is based on significant inputs that are not observable in the market, and is therefore classified as Level 3 inputs. Examples of utilized unobservable inputs are estimated future revenues and earnings of the acquired business and an applicable discount rate. The estimate of the liability may fluctuate if there are changes in the forecast of the acquired business' future revenues and earnings, as a result of actual levels achieved or in the discount rate used to determine the present value of contingent future cash flows. All subsequent remeasurements from the initial estimate at the time of acquisition are recorded in other, net in the consolidated statements of operations, as described in Note R. The fair value of the liability was estimated to be $24 million and $8 million as of December 31, 2021, and 2020, respectively, using probability weighted discounted cash flows and a discount rate that reflects the uncertainty surrounding the expected outcomes, which we believe is appropriate and representative of a market participant assumption.
Fair Value of Debt. The fair value of our short-term and long-term fixed-rate debt instruments is based principally upon modeled market prices for the same or similar issues, which are Level 1 inputs. The aggregate estimated market value of our short-term and long-term debt at December 31, 2021 was approximately $3.2 billion, compared with the aggregate carrying value of $3.0 billion. The aggregate estimated market value of our short-term and long-term debt at December 31, 2020 was approximately $3.3 billion, compared with the aggregate carrying value of $2.8 billion.

MASCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

J. OTHER ASSETS

The components of other assets were as follows, in millions:

	At December 31,
	2021	2020
Deferred tax assets (Note S)	$57	$109
Equity method investments	18	11
Other investments	7	—
Preferred stock of ACProducts Holding, Inc. (Note I)	—	146
Other	32	28
Total	$114	$294
We recognized amortization expense, including discontinued operations, related to in-store displays of $2 million and $12 million in 2020 and 2019, respectively. Cash spent for displays was $11 million in 2019 and is included in other, net within investing activities on the consolidated statements of cash flows.

K. ACCRUED LIABILITIES

The components of accrued liabilities were as follows, in millions:

	At December 31,
	2021	2020
Salaries, wages and commissions	$195	$193
Advertising and sales promotion	297	293
Interest	29	35
Warranty (Note U)	31	34
Employee retirement plans	49	182
Insurance reserves	27	29
Property, payroll and other taxes	32	32
Dividends payable	—	36
Deferred revenue	67	62
Product returns	23	23
Operating lease liabilities (Note F)	38	39
Other	96	80
Total	$884	$1,038

MASCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

L. DEBT

The carrying value of outstanding debt was as follows, in millions:

	At December 31,
	2021	2020
Notes and debentures:
5.950%, due March 15, 2022	$—	$326
4.450%, due April 1, 2025	—	500
4.375%, due April 1, 2026	—	498
3.500%, due November 15, 2027	300	300
1.500%, due February 15, 2028	599	—
7.750%, due August 1, 2029	235	235
2.000%, due October 1, 2030	300	300
2.000%, due February 15, 2031	596	—
6.500%, due August 15, 2032	200	200
4.500%, due May 15, 2047	417	418
3.125%, due February 15, 2051	300	—
Other	35	33
Prepaid debt issuance costs	(23)	(15)
	2,959	2,795
Less: Current portion	10	3
Total long-term debt	$2,949	$2,792
All of the notes and debentures above are senior indebtedness and, other than the 7.75% Notes due 2029, are redeemable at our option.
On March 4, 2021, we issued $600 million of 1.500% Notes due February 15, 2028, $600 million of 2.000% Notes due February 15, 2031 and $300 million of 3.125% Notes due February 15, 2051. We received proceeds of $1,495 million, net of discount, for the issuance of these Notes. The Notes are senior indebtedness and are redeemable at our option at the applicable redemption price. On March 22, 2021, proceeds from the debt issuances, together with cash on hand, were used to repay and early retire our $326 million 5.950% Notes due March 15, 2022, $500 million 4.450% Notes due April 1, 2025, and $500 million 4.375% Notes due April 1, 2026. In connection with these early retirements, we incurred a loss on debt extinguishment of $168 million for the year ended December 31, 2021, which was recorded as interest expense in the consolidated statements of operations.
On September 18, 2020, we issued $300 million of 2.000% Notes due October 1, 2030 (the "2030 Notes") and received proceeds of $300 million, net of discount, for the issuance of the 2030 Notes. Also on September 18, 2020, we issued an incremental $100 million of our existing 4.500% Notes due May 15, 2047 (the "2047 Notes") and received proceeds of $119 million, including a premium, for the issuance of the 2047 Notes. The incremental $100 million formed a single series with the existing $300 million of 4.500% Notes due May 15, 2047. The 2030 Notes and 2047 Notes are senior indebtedness and are redeemable at our option at the applicable redemption price. On September 29, 2020, proceeds from the debt issuances were used to repay and early retire our $400 million 3.500% Notes due April 1, 2021. In connection with this early retirement, we incurred a loss on debt extinguishment of $6 million, which was recorded as interest expense in our consolidated statements of operations.
On December 19, 2019, proceeds from the UKWG and Milgard divestitures were used to repay and early retire our $201 million 7.125% Notes due March 15, 2020. In connection with this early retirement, we incurred a loss on debt extinguishment of $2 million for the year ended December 31, 2019, which was recorded as interest expense in our consolidated statements of operations.

MASCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

L. DEBT (Continued)

On March 13, 2019, we entered into a credit agreement (the “Credit Agreement”) with an aggregate commitment of $1.0 billion and a maturity date of March 13, 2024. On December 22, 2021, we amended the Credit Agreement with the bank group (the "Amended Credit Agreement"). The Credit Agreement was amended to (i) expand the “Agreed Currencies” for which loans thereunder may be denominated outside of the swingline facility to include British Pounds Sterling and Canadian Dollars, together with their applicable interest rate benchmark, (ii) replace the London Interbank Offering Rate (“LIBOR”) with the Euro Interbank Offered Rate (“EURIBOR”) as the interest rate benchmark for purposes of loans denominated in Euros and (iii) provide mechanics for the replacement of a benchmark for an applicable Agreed Currency upon the occurrence of certain specified events. Under the Amended Credit Agreement, the replacement reference interest rate benchmark for loans denominated in U.S. dollars upon the eventual discontinuation of LIBOR will have a benchmark adjustment applied based on its historical relationship to LIBOR, which can be either the term Secured Overnight Financing Rate (“SOFR”) plus a spread, daily simple SOFR plus a spread, or another alternative interest rate index selected by the Administrative Agent and us.
Under the Amended Credit Agreement, at our request and subject to certain conditions, we can increase the aggregate commitment up to an additional $500 million with the current lenders or new lenders. Upon entry into the Credit Agreement, our credit agreement dated March 28, 2013, as amended, with an aggregate commitment of $750 million, was terminated.
The Amended Credit Agreement provides for an unsecured revolving credit facility available to us and one of our foreign subsidiaries, in U.S. dollars, European euros, British Pounds sterling, Canadian dollars and certain other currencies for revolving credit loans, swingline loans and letters of credit. Borrowings under the revolving credit loans denominated in any agreed upon currency other than U.S. dollars are limited to $500 million, equivalent. We can also borrow swingline loans up to $100 million and obtain letters of credit of up to $25 million; outstanding letters of credit under the Amended Credit Agreement reduce our borrowing capacity. At December 31, 2021, we had no outstanding standby letters of credit under the Amended Credit Agreement.
Revolving credit loans denominated in U.S. Dollars bear interest under the Amended Credit Agreement at a rate per annum equal to the greater of (i) the JPMorgan Chase Bank, N.A. prime rate, (ii) the Federal Reserve Bank of New York effective rate plus 0.50% and (iii) adjusted LIBO Rate plus 1.0%; plus an applicable margin based upon our then-applicable corporate credit ratings. Foreign currency revolving credit loans denominated in Canadian Dollars bear interest under the Amended Credit Agreement at a rate per annum equal to the greater of (i) the rate equal to the PRIMCAN Index rate and (ii) the CDOR Rate for a one month interest period, plus 1.0%; plus an applicable margin based upon our then-applicable corporate credit ratings. Foreign currency revolving credit loans denominated in Pounds Sterling bear interest under the Amended Credit Agreement at a rate per annum equal to the Daily Simple SONIA plus 0.0326%. Foreign currency revolving credit loans denominated in Euros bear interest at the adjusted EURIBOR Rate, plus an applicable margin based upon our then-applicable corporate credit ratings. The various benchmarks are subject to applicable floors as specified in the Amended Credit Agreement. The Amended Credit Agreement also provides mechanics for the replacement of a benchmark upon the occurrence of certain specified events.
The Amended Credit Agreement contains financial covenants requiring us to maintain (A) a net leverage ratio, as adjusted for certain items, not exceeding 4.0 to 1.0, and (B) a minimum interest coverage ratio, as adjusted for certain items, not less than 2.5 to 1.0.
In order for us to borrow under the Amended Credit Agreement, there must not be any default in our covenants in the Amended Credit Agreement (i.e., in addition to the two financial covenants, principally limitations on subsidiary debt, negative pledge restrictions, legal compliance requirements and maintenance of properties and insurance) and our representations and warranties in the Amended Credit Agreement must be true in all material respects on the date of borrowing (i.e., principally no material adverse change or litigation likely to result in a material adverse change, since December 31, 2018, no material ERISA or environmental non-compliance, and no material tax deficiency). We were in compliance with all covenants and no borrowings were outstanding at December 31, 2021.
At December 31, 2021, the debt maturities during each of the next five years were as follows: 2022 – $10 million; 2023– $5 million; 2024 – $3 million; 2025 – $3 million and 2026 – $2 million.

MASCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

L. DEBT (Concluded)

Interest paid was $114 million, $136 million and $157 million in 2021, 2020 and 2019, respectively. These amounts exclude $160 million, $5 million and $2 million of debt extinguishment costs related to the early retirement of debt, which were recorded as interest expense and paid in 2021, 2020 and 2019, respectively.

M. STOCK-BASED COMPENSATION

Our 2014 Long Term Stock Incentive Plan (the "2014 Plan") provides for the issuance of stock-based incentives in various forms to our employees and non-employee Directors. At December 31, 2021, outstanding stock-based incentives were in the form of long-term stock awards, stock options, restricted stock units, performance restricted stock units and phantom stock awards.
Pre-tax compensation expense included in income from continuing operations for these stock-based incentives was as follows, in millions:

	Year Ended December 31,
	2021	2020	2019
Long-term stock awards	$10	$14	$20
Stock options	7	7	4
Restricted stock units	28	13	—
Performance restricted stock units	10	5	3
Phantom stock awards	6	4	4
Total	$61	$43	$31
At December 31, 2021, 12.9 million shares of our common stock were available under the 2014 Plan for the granting of long-term stock awards, stock options, restricted stock units and performance restricted stock units.
Long-Term Stock Awards.    Prior to the amendment of our 2014 Plan in December 2019, we granted long-term stock awards to our key employees and non-employee Directors. These grants did not cause net share dilution due to our practice of repurchasing and retiring an equal number of shares in the open market. We did not grant shares of long-term stock awards during 2021.
Our long-term stock award activity was as follows, shares in millions:

	Year Ended December 31,
	2021	2020	2019
Unvested stock award shares at January 1	1	2	2
Weighted average grant date fair value	$36	$34	$30
Stock award shares granted	—	—	1
Weighted average grant date fair value	$—	$—	$36
Stock award shares vested	—	1	1
Weighted average grant date fair value	$34	$32	$25
Stock award shares forfeited	—	—	—
Weighted average grant date fair value	$36	$35	$35
Unvested stock award shares at December 31	1	1	2
Weighted average grant date fair value	$37	$36	$34
At December 31, 2021, 2020 and 2019, there was $10 million, $21 million and $41 million, respectively, of total unrecognized compensation expense related to unvested stock awards; such awards had a weighted average remaining vesting period of two years at both December 31, 2021 and 2020, and three years at December 31, 2019.

MASCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
M. STOCK-BASED COMPENSATION (Continued)

The total market value (at the vesting date) of stock award shares which vested was $28 million during 2021 and $31 million during both 2020 and 2019.

Stock Options.    Stock options are granted to certain key employees. The exercise price equals the market price of our common stock at the grant date and expire no later than 10 years after the grant date.
We granted 331,970 shares of stock options during 2021 with a grant date weighted-average exercise price of approximately $56 per share.
Our stock option activity was as follows, shares in millions:

	Year Ended December 31,
	2021	2020	2019
Option shares outstanding, January 1	2	3	4
Weighted average exercise price	$33	$27	$21
Option shares granted	1	1	1
Weighted average exercise price	$56	$48	$36
Option shares exercised	—	2	2
Aggregate intrinsic value on date of exercise (A)	$5 million	$29 million	$33 million
Weighted average exercise price	$25	$17	$13
Option shares forfeited	—	—	—
Weighted average exercise price	$11	$40	$34
Option shares outstanding, December 31	3	2	3
Weighted average exercise price	$37	$33	$27
Weighted average remaining option term (in years)	6	6	6
Option shares vested and expected to vest, December 31	3	2	3
Weighted average exercise price	$36	$33	$27
Aggregate intrinsic value (A)	$89 million	$51 million	$63 million
Weighted average remaining option term (in years)	6	6	6
Option shares exercisable (vested), December 31	2	1	2
Weighted average exercise price	$31	$28	$21
Aggregate intrinsic value (A)	$63 million	$35 million	$47 million
Weighted average remaining option term (in years)	5	5	4
______________________________
(A)Aggregate intrinsic value is calculated using our stock price at each respective date, less the exercise price (grant date price) multiplied by the number of shares.
At December 31, 2021, 2020 and 2019, there was $4 million, $6 million and $9 million, respectively, of unrecognized compensation expense (using the Black-Scholes option pricing model at the grant date) related to unvested stock options; such options had a weighted average remaining vesting period of two years at both December 31, 2021 and 2020, and three years at December 31, 2019.

MASCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
M. STOCK-BASED COMPENSATION (Continued)

The weighted average grant date fair value of option shares granted and the assumptions used to estimate those values using a Black-Scholes option pricing model were as follows:

	Year Ended December 31,
	2021	2020	2019
Weighted average grant date fair value	$13.61	$10.67	$8.81
Risk-free interest rate	0.75%	1.53%	2.57%
Dividend yield	1.67%	1.14%	1.35%
Volatility factor	30.00%	24.00%	25.00%
Expected option life	6 years	6 years	6 years
The following table summarizes information for stock option shares outstanding and exercisable, shares in millions:

At December 31, 2021
Option Shares Outstanding				Option Shares Exercisable
Range of Prices	Number of Shares	Weighted Average Remaining Option Term	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$17 - 21	—	2	$20	—	$20
$22 - 26	1	4	$24	1	$24
$27 - 36	1	6	$35	1	$34
$37 - 57	1	8	$49	—	$44
$17 - 57	3	6	$37	2	$31
Restricted Stock Units. Restricted stock units are granted to our key employees and non-employee Directors. These grants did not cause net share dilution due to our practice of repurchasing and retiring an equal number of shares in the open market.
We granted 669,980 restricted stock units in the year ended December 31, 2021 with a weighted average grant date fair value of $57 per share. In the year ended December 31, 2021, 141,461 shares were issued and 29,125 restricted stock units were forfeited. During the year ended December 31, 2020, we granted 445,670 restricted stock units with a weighted average grant date fair value of $47 per share and 11,100 restricted stock units were forfeited.
At December 31, 2021, and 2020 there was $15 million and $7 million, respectively of unrecognized compensation expense related to unvested restricted stock units; such units had a weighted average remaining vesting period of two years at both December 31, 2021 and 2020.
The total market value (at the vesting date) of restricted stock units which vested was $8 million during the year ended December 31, 2021.

MASCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
M. STOCK-BASED COMPENSATION (Concluded)

Performance Restricted Stock Units. Under our Long Term Incentive Program, we grant performance restricted stock units to certain senior executives. These performance restricted stock units will vest and share awards will be issued at no cost to the employees, subject to our achievement of specified return on invested capital performance goals, and beginning with the 2020 grant, an additional earning per share metric over a three-year period that have been established by our Compensation Committee for the performance period. To receive the award, the recipient must be employed through the share award date. Performance restricted stock units are granted at a target number; based on our performance, the number of performance restricted stock units that vest can be adjusted downward to zero and upward to a maximum of 200 percent of the target number.
During 2021, we granted 85,360 performance restricted stock units with a grant date fair value of approximately $53 per share, 104,757 performance restricted stock units were issued. No performance restricted stock units were forfeited. At December 31, 2021, there were 186,304 shares vested, but unissued. During 2020, we granted 133,390 performance restricted stock units with a grant date fair value of approximately $34 per share, 151,724 performance restricted stock units were issued and 10,680 performance restricted stock units were forfeited. During 2019, we granted 126,680 performance restricted stock units with a grant date fair value of approximately $39 per share, and 15,600 performance restricted stock units were forfeited.
Phantom Stock Awards. Certain non-U.S. employees are granted phantom stock awards.
We recognized expense of $6 million in 2021, and expense of $4 million in both 2020 and 2019 related to phantom stock awards. In 2021, 2020 and 2019, we granted 82,160, 82,630, and 79,500 shares, respectively, of phantom stock awards with an aggregate fair value of $5 million in 2021 and $3 million in both 2020 and 2019, and paid cash of $3 million in 2021, 2020 and 2019, to settle phantom stock awards.
Information related to phantom stock awards was as follows, in millions:

	At December 31,
	2021	2020
Accrued compensation cost liability	$8	$6
Unrecognized compensation cost	$3	$4
Equivalent common shares	—	—

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
Pre-tax expense included in income from continuing operations related to our retirement plans was as follows, in millions:

	Year Ended December 31,
	2021	2020	2019
Defined-contribution plans	$57	$46	$40
Defined-benefit pension plans	435	38	24
	$492	$84	$64

MASCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
N. EMPLOYEE RETIREMENT PLANS (Continued)

As of January 1, 2010, substantially all our domestic and foreign qualified and domestic non-qualified defined-benefit pension plans were frozen to future benefit accruals. In December 2019, our Board of Directors approved a resolution to terminate our qualified domestic defined-benefit pension plans. In the second quarter of 2021, we settled these plans and made a final contribution of $101 million. The settlement loss included $447 million of pre-tax actuarial losses that were reclassified out of accumulated other comprehensive income (loss) for the year ended December 31, 2021. In the fourth quarter of 2021, we recognized a $7 million reduction in pension expense related to the reversion of excess pension plan assets for the settlement of such plans.
Changes in the projected benefit obligation and fair value of plan assets, and the funded status of our defined-benefit pension plans were as follows, in millions:

	Year Ended December 31,
	2021		2020
	Qualified	Non-Qualified	Qualified	Non-Qualified
Changes in projected benefit obligation:
Projected benefit obligation at January 1	$1,118	$162	$1,034	$161
Service cost	4	—	3	—
Interest cost	15	4	23	5
Actuarial loss, net	(105)	(6)	85	10
Foreign currency exchange	(16)	—	18	—
Benefit payments	(230)	(12)	(45)	(13)
Divestitures	(14)	—	—	(1)
Settlements	(594)	—	—	—
Projected benefit obligation at December 31	$178	$148	$1,118	$162
Changes in fair value of plan assets:
Fair value of plan assets at January 1	$863	$—	$780	$—
Actual return on plan assets	(40)	—	67	—
Foreign currency exchange	(7)	—	8	—
Company contributions	107	12	57	13
Expenses, other	—	—	(4)	—
Benefit payments	(230)	(12)	(45)	(13)
Settlements	(594)	—	—	—
Fair value of plan assets at December 31	$99	$—	$863	$—
Funded status at December 31	$(79)	$(148)	$(255)	$(162)

MASCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
N. EMPLOYEE RETIREMENT PLANS (Continued)

Amounts in our consolidated balance sheets were as follows, in millions:

	At December 31,
	2021		2020
	Qualified	Non-Qualified	Qualified	Non-Qualified
Other assets	$1	$—	$1	$—
Accrued liabilities (A)	—	(12)	(135)	(12)
Other liabilities (A)	(80)	(136)	(121)	(150)
Total net liability	$(79)	$(148)	$(255)	$(162)
___________________________
(A)As a result of the termination of the qualified domestic defined-benefit pension plans in 2021, the liabilities associated with these plans were reported as current liabilities at December 31, 2020.
Unrealized loss included in accumulated other comprehensive income (loss) before income taxes was as follows, in millions:

	At December 31,
	2021		2020
	Qualified	Non-Qualified	Qualified	Non-Qualified
Net loss	$56	$57	$540	$65
Net prior service cost	3	—	3	—
Total	$59	$57	$543	$65
Information for defined-benefit pension plans with an accumulated benefit obligation in excess of plan assets was as follows, in millions:

	At December 31,
	2021		2020
	Qualified	Non-Qualified	Qualified	Non-Qualified
Projected benefit obligation	$174	$148	$1,100	$162
Accumulated benefit obligation	174	148	1,100	162
Fair value of plan assets	94	—	844	—
The projected benefit obligation was in excess of plan assets for all of our qualified defined-benefit pension plans at December 31, 2021 and 2020 which had an accumulated benefit obligation in excess of plan assets.

MASCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
N. EMPLOYEE RETIREMENT PLANS (Continued)

Net periodic pension cost for our defined-benefit pension plans, with the exception of service cost, is recorded in other net, in our consolidated statements of operations. Net periodic pension cost for our defined-benefit pension plans was as follows, in millions:

	Year Ended December 31,
	2021		2020		2019
	Qualified	Non-Qualified	Qualified	Non-Qualified	Qualified	Non-Qualified
Service cost	$4	$—	$3	$—	$3	$—
Interest cost	15	4	28	5	39	6
Expected return on plan assets	(9)	—	(24)	—	(44)	—
Settlement loss	404	—	—	—	—	—
Recognized prior service cost	1	—	1	—	—	—
Recognized net loss	14	2	22	3	18	2
Net periodic pension cost	$429	$6	$30	$8	$16	$8
We expect to recognize $7 million of pre-tax net loss from accumulated other comprehensive income (loss) into net periodic pension cost in 2022 related to our defined-benefit pension plans. For plans in which almost all of the plan's participants are inactive, pre-tax net loss within accumulated other comprehensive income (loss) is amortized using the straight-line method over the remaining life expectancy of the inactive plan participants. For plans which do not have almost all inactive participants, pre-tax net loss within accumulated other comprehensive income (loss) is amortized using the straight-line method over the average remaining service period of the active employees expected to receive benefits from the plan.
Plan Assets.    Our qualified defined-benefit pension plan weighted average asset allocation, which is based upon fair value, was as follows:

	At December 31,
	2021	2020
Equity securities	38%	15%
Debt securities	48%	49%
Other	14%	36%
Total	100%	100%
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
Following is a description of the valuation methodologies used for assets measured at fair value. There have been no changes in the methodologies used at December 31, 2021 compared to December 31, 2020.
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
Real Estate: Real Estate consists of Real Estate Investment Trusts and property funds. Real Estate Investment Trusts are valued at the closing price reported on the active market on which the individual securities are traded or based on the active market for similar securities. Real Estate property funds are valued based on the underlying investments, which include inputs such as cost, discounted future cash flows, independent appraisals and market based comparable data. There is no active trading market for these investments, and they are generally illiquid. Due to the significant unobservable inputs, the fair value measurements used to estimate fair value are a Level 3 input.
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
The following tables set forth, by level within the fair value hierarchy, the qualified defined-benefit pension plan assets at fair value as of December 31, 2021 and 2020, as well as those valued at NAV using the practical expedient, which approximates fair value, in millions.

	At December 31, 2021
	Level 1	Level 2	Level 3	Valued at NAV	Total
Plan Assets
Common and Preferred Stocks:
United States	$25	$—	$—	$—	$25
International	13	—	—	—	13
Corporate Debt Securities:
United States	—	5	—	—	5
International	—	2	—	—	2
Government and Other Debt Securities:
United States	—	4	—	—	4
International	—	36	—	—	36
Real Estate
United States	3	—	—	—	3
International	2	—	6	—	8
Short-Term and Other Investments – International	3	—	—	—	3
Total Plan Assets	$46	$47	$6	$—	$99

MASCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
N. EMPLOYEE RETIREMENT PLANS (Continued)

	At December 31, 2020
	Level 1	Level 2	Level 3	Valued at NAV	Total
Plan Assets
Common and Preferred Stocks:
United States	$26	$—	$—	$87	$113
International	15	—	—	—	15
Private Equity and Hedge Funds – International	—	—	1	—	1
Corporate Debt Securities:
United States	—	143	—	—	143
International	—	23	—	—	23
Government and Other Debt Securities:
United States	—	214	—	—	214
International	—	46	—	—	46
Common Collective Trust Fund – United States	—	292	—	—	292
Buy-in Annuity - International	—	14	—	—	14
Short-Term and Other Investments – International	2	—	—	—	2
Total Plan Assets	$43	$732	$1	$87	$863
Changes in the fair value of the qualified defined-benefit pension plan Level 3 assets, were as follows, in millions:

	2021	2020
Fair Value, January 1	$1	$19
Purchases	5	—
Sales	—	(18)
Fair Value, December 31	$6	$1
Assumptions.   Weighted average major assumptions used in accounting for our defined-benefit pension plans were as follows:

	At December 31,
	2021	2020	2019
Discount rate for obligations	1.80%	1.70%	2.50%
Expected return on plan assets	3.00%	2.00%	3.00%
Rate of compensation increase	—%	—%	—%
Discount rate for net periodic pension cost	1.70%	2.50%	3.80%

MASCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
N. EMPLOYEE RETIREMENT PLANS (Continued)

The discount rate for obligations for 2021, 2020 and 2019 is based primarily upon the expected duration of each defined-benefit pension plan's liabilities matched to the December 31, 2021, 2020 and 2019 Willis Towers Watson Rate Link Curve. At December 31, 2021, such rates for our defined-benefit pension plans ranged from 0.8 percent to 2.6 percent, with the most significant portion of the liabilities having a discount rate for obligations of 1.2 percent or higher. At December 31, 2020, such rates for our defined-benefit pension plans ranged from 0.7 percent to 2.1 percent, with the most significant portion of the liabilities having a discount rate for obligations of 1.6 percent or higher. At December 31, 2019, such rates for our defined‑benefit pension plans ranged from 1.1 percent to 3.0 percent, with the most significant portion of the liabilities having a discount rate for obligations of 2.4 percent or higher. The increase in the weighted average discount rate from 2020 to 2021 is principally the result of higher long-term interest rates in the bond markets. The decrease in the weighted average discount rate from 2019 to 2020 is principally due to lower long-term interest rates in the bond markets.
Our weighted average projected long-term rate of return on plan assets for the foreign qualified defined-benefit pension plans was 3.0 percent, 2.9 percent and 3.9 percent for 2021, 2020 and 2019, respectively.
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
The fair value of our plan assets is subject to risk including significant concentrations of risk in our plan assets related to equity, interest rate and operating risk. In order to ensure plan assets are sufficient to pay benefits, a portion of our foreign qualified plans' assets are allocated to equity investments and real assets that are expected, over time, to earn higher returns with more volatility than fixed-income investments which more closely match pension liabilities. Within equity, risk is mitigated by targeting a portfolio that is broadly diversified by geography, market capitalization, manager mandate size, investment style and process.
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
Other.    We sponsor certain post-retirement benefit plans that provide medical, dental and life insurance coverage for eligible retirees and dependents based upon age and length of service. Substantially all of these plans were frozen as of January 1, 2010. The aggregate present value of the unfunded accumulated post-retirement benefit obligation was $9 million and $10 million at December 31, 2021 and 2020, respectively.
Cash Flows.    At December 31, 2021, we expect to contribute approximately $12 million in 2022 to our non-qualified (domestic) defined-benefit pension plans.

MASCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
N. EMPLOYEE RETIREMENT PLANS (Concluded)

At December 31, 2021, the benefits expected to be paid in each of the next five years, and in aggregate for the five years thereafter, relating to our defined-benefit pension plans, were as follows, in millions:

	Qualified Plans	Non-Qualified Plans
2022	$4	$12
2023	4	12
2024	4	12
2025	5	11
2026	5	11
2027 - 2031	31	48

O. SHAREHOLDERS' EQUITY

Effective February 10, 2021, our Board of Directors authorized the repurchase, for retirement, of up to $2.0 billion of shares of our common stock in open-market transactions or otherwise, replacing the previous Board of Directors authorization established in 2019. During 2021, we repurchased and retired 17.6 million shares of our common stock (including 0.7 million shares to offset the dilutive impact of restricted stock units granted in 2021), for cash aggregating $1,026 million. At December 31, 2021, we had $1,128 million remaining under the 2021 authorization.
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
On the basis of amounts paid (declared), cash dividends per common share were $0.845 ($0.705) in 2021, $0.545 ($0.550) in 2020 and $0.495 ($0.510) in 2019.
Accumulated Other Comprehensive Income (Loss).    The components of accumulated other comprehensive income (loss) attributable to Masco Corporation were as follows, in millions:

	At December 31,
	2021	2020
Cumulative translation adjustments, net	$312	$325
Unrealized loss on interest rate swaps, net	—	(7)
Unrecognized net loss and prior service cost, net	(80)	(460)
Accumulated other comprehensive income (loss)	$232	$(142)
The cumulative translation adjustment, net, is reported net of income tax benefit of $1 million at both December 31, 2021 and 2020. The unrealized loss on interest rate swaps, net, is reported net of income tax expense of $5 million at December 31, 2020. The unrecognized net loss and prior service cost, net, is reported net of income tax benefit of $20 million and $124 million at December 31, 2021 and 2020, respectively.

MASCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

P. RECLASSIFICATIONS FROM ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The reclassifications from accumulated other comprehensive income (loss) to the consolidated statements of operations were as follows, in millions:

	Year Ended December 31,
Accumulated Other Comprehensive Income (Loss)	2021	2020	2019	Statement of Operations Line Item
Settlement and amortization of defined-benefit pension and other post-retirement benefits (A):
Actuarial losses, net and prior service cost	$18	$26	$20	Other, net
Settlement loss	451	—	—
Tax (benefit)	(104)	(7)	(5)
Net of tax	$365	$19	$15

Interest rate swaps (B)	$2	$2	$2	Interest expense
Tax expense (benefit)	5	(1)	—
Net of tax	$7	$1	$2
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

In addition to the above amounts, we reclassified $23 million of currency translation losses from accumulated other comprehensive income (loss) to the consolidated statements of operations in conjunction with the divestiture of Hüppe in the second quarter of 2021. Also, we reclassified $9 million of deferred currency translation losses from accumulated other comprehensive income (loss) to the consolidated statements of operations in conjunction with the liquidation of certain UK dormant entities upon receiving final regulatory approval in 2020. Additionally, we reclassified $14 million of deferred currency translation losses from accumulated other comprehensive income (loss) to the consolidated statements of operations in conjunction with the disposition of UKWG in the third quarter of 2019.

MASCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Q. SEGMENT INFORMATION

Our reportable segments are as follows:
Plumbing Products –  principally includes faucets, plumbing system components and valves, showerheads and handheld showers, bath hardware and accessories, bath units, tubs and shower bases and enclosures, shower drains, steam shower systems, sinks, kitchen accessories, toilets, spas, exercise pools and fitness systems and water handling systems.
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

MASCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Q. SEGMENT INFORMATION (Concluded)

Information by segment and Geographic Area was as follows, in millions:

	Year Ended December 31,						At December 31,
	Net Sales (1)(2)(3)(4)			Operating Profit (5)			Assets (6)
	2021	2020	2019	2021	2020	2019	2021	2020	2019
Our operations by segment were:
Plumbing Products	$5,135	$4,136	$3,984	$929	$806	$708	$3,195	$2,822	$2,375
Decorative Architectural Products	3,240	3,052	2,723	581	583	480	1,781	1,633	1,526
Total	$8,375	$7,188	$6,707	$1,510	$1,389	$1,188	$4,976	$4,455	$3,901
Our operations by Geographic Area were:
North America	$6,624	$5,805	$5,328	$1,214	$1,167	$987	$3,510	$3,101	$2,785
International, principally Europe	1,751	1,383	1,379	296	222	201	1,466	1,354	1,116
Total, as above	$8,375	$7,188	$6,707	1,510	1,389	1,188	4,976	4,455	3,901
General corporate expense, net (5)				(105)	(94)	(100)
Operating profit, as reported				1,405	1,295	1,088
Other income (expense), net				(717)	(164)	(174)
Income from continuing operations before income taxes				$688	$1,131	$914
Corporate assets							599	1,322	598
Assets held for sale (8)							—	—	528
Total assets							$5,575	$5,777	$5,027

	Year Ended December 31,
	Property Additions (7)			Depreciation and Amortization
	2021	2020	2019	2021	2020	2019
Our operations by segment were:
Plumbing Products	$94	$86	$108	$101	$84	$80
Decorative Architectural Products	31	25	18	37	41	41
	125	111	126	138	125	121
Unallocated amounts, principally related to corporate assets	3	2	2	13	8	9
Discontinued operations	—	1	34	—	—	29
Total	$128	$114	$162	$151	$133	$159
______________________________
(1)Included in net sales were export sales from the U.S. of $322 million, $274 million and $244 million in 2021, 2020 and 2019, respectively.
(2)Excluded from net sales were intra-company sales between segments of less than one percent in 2021, 2020 and 2019.
(3)Included in net sales were sales to one customer of $3,037 million, $2,812 million and $2,481 million in 2021, 2020 and 2019, respectively. Such net sales were included in each of our segments.
(4)Net sales from our operations in the U.S. were $6,387 million, $5,592 million and $5,127 million in 2021, 2020 and 2019, respectively.
(5)General corporate expense, net included those expenses not specifically attributable to our segments.
(6)Long-lived assets of our operations in the U.S. and Europe were $1,332 million and $546 million, $1,301 million and $522 million, and $1,198 million and $470 million at December 31, 2021, 2020 and 2019, respectively.
(7)Property additions exclude amounts paid for long-lived assets as part of acquisitions.
(8)Related to the divestiture of our Cabinetry business.

MASCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
R. OTHER INCOME (EXPENSE), NET

Other, net, which is included in other income (expense), net, was as follows, in millions:

	Year Ended December 31,
	2021	2020	2019
Net periodic pension and post-retirement benefit expense (A)	$(430)	$(35)	$(21)
Loss on sale of business	(18)	—	—
Contingent consideration (B)	(16)	—	—
Gain on preferred stock redemption	14	—	—
Equity investment income, net	11	3	1
Dividend income	6	10	—
Foreign currency transaction (losses) gains (C)	(4)	(10)	2
Income from cash and cash investments	1	3	3
Other items, net (D)	(3)	9	—
Total other, net	$(439)	$(20)	$(15)
_________________________________________________
(A)In the second quarter of 2021, we settled our qualified domestic defined-benefit pension plans and recognized $406 million of additional pension expense. In the fourth quarter of 2021, we recognized a $7 million reduction in pension expense related to the reversion of excess pension plan assets for the settlement of such plans. Refer to Note N for additional information.
(B)In 2021, we recognized $16 million of expense from the revaluation of contingent consideration related to a prior acquisition. Refer to Note I for additional information.
(C)Included in foreign currency transaction (losses) gains for 2020 was a $9 million deferred currency translation loss reclassified from accumulated other comprehensive income (loss) in conjunction with the liquidation of certain UK dormant entities upon receiving final regulatory approval in 2020.
(D)Included in other items, net for 2020 was $9 million of miscellaneous income related to an escrow settlement.

MASCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
S. INCOME TAXES

			(In Millions)
	2021	2020	2019
Income from continuing operations before income taxes:
U.S.	$374	$892	$684
Foreign	314	239	230
	$688	$1,131	$914
Income tax expense:
Currently payable:
U.S. Federal	$145	$170	$155
State and local	40	33	46
Foreign	93	69	70
Deferred:
U.S. Federal	(57)	(9)	(23)
State and local	(10)	11	(15)
Foreign	(1)	(5)	(3)
	$210	$269	$230
Deferred tax assets at December 31:
Receivables	$14	$9
Inventories	17	17
Other assets, including stock-based compensation	18	17
Accrued liabilities	58	82
Noncurrent operating lease liabilities	40	35
Other long-term liabilities	79	96
Net operating loss carryforward	26	56
Tax credit carryforward	11	9
	263	321
Valuation allowance	(17)	(35)
	246	286
Deferred tax liabilities at December 31:
Property and equipment	62	67
Operating lease right-of-use assets	43	39
Intangibles	75	74
Investment in foreign subsidiaries	10	10
Other investments	3	3
Other	16	4
	209	197
Net deferred tax asset at December 31	$37	$89
The net deferred tax asset consisted of net deferred tax assets (included in other assets) of $57 million and $109 million, and net deferred tax liabilities (included in other liabilities) of $20 million and $20 million, at December 31, 2021 and 2020, respectively.

MASCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
S. INCOME TAXES (Continued)

We continue to maintain a valuation allowance on certain state and foreign deferred tax assets as of December 31, 2021. Should we determine that we would not be able to realize our remaining deferred tax assets, or the deferred tax assets that currently have a valuation allowance become realizable in these jurisdictions in the future, an adjustment to the valuation allowance would be recorded in the period such determination is made.
The current portion of the state and local income tax includes a $10 million, $9 million and $8 million tax benefit from the reversal of an accrual for uncertain tax positions resulting primarily from the expiration of applicable statutes of limitations in 2021, 2020 and 2019, respectively. The deferred portion of the state and local taxes includes a $3 million tax expense in 2021 and a $1 million tax benefit in 2019, resulting from changes in valuation allowances against state and local deferred tax assets. The deferred portion of the foreign taxes includes a $2 million tax expense in 2021 and a $5 million and $4 million tax benefit in 2020 and 2019, respectively, from a change in the valuation allowances against foreign deferred tax assets.
We incurred a $14 million state income tax expense in 2021 resulting from the loss on the termination of our qualified domestic defined-benefit pension plans providing no tax benefit in certain state jurisdictions.
The loss from the divestiture of Hüppe provided no tax benefit in certain foreign jurisdictions resulting in a $4 million foreign income tax expense in 2021.
We recorded a $16 million income tax expense due to the elimination of disproportionate tax effects from accumulated other comprehensive income (loss) relating to our interest rate swap following the retirement of the related debt, and the termination of our qualified domestic defined-benefit pension plans in 2021.
Our capital allocation strategy includes reinvesting in our business, balancing share repurchases with potential acquisitions and maintaining a meaningful dividend. In order to provide greater flexibility in the execution of our capital allocation strategy, we may repatriate earnings from certain foreign subsidiaries. Our deferred tax balance on investment in foreign subsidiaries reflects the impact of all taxable temporary differences, including those related to substantially all undistributed foreign earnings, except those that are legally restricted, and consists primarily of foreign withholding taxes.
Of the $37 million and $65 million deferred tax assets related to the net operating loss and tax credit carryforwards at December 31, 2021 and 2020, respectively, $25 million and $35 million, respectively, will expire within approximately 15 years and $12 million and $30 million, respectively, have no expiration.
A reconciliation of the U.S. Federal statutory tax rate to the income tax expense on income from continuing operations before income taxes was as follows:

	Year Ended December 31,
	2021	2020	2019
U.S. Federal statutory tax rate	21%	21%	21%
State and local taxes, net of U.S. Federal tax benefit	4	3	3
Higher taxes on foreign earnings	3	1	2
U.S. and foreign taxes on distributed and undistributed foreign earnings	—	—	1
Stock-based compensation	(1)	(1)	(1)
Business divestiture with no tax impact	1	—	—
Disproportionate tax effects	2	—	—
Other, net	1	—	(1)
Effective tax rate	31%	24%	25%
Income taxes paid were $246 million, $442 million and $384 million in 2021, 2020 and 2019, respectively.

MASCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
S. INCOME TAXES (Concluded)

A reconciliation of the beginning and ending liability for uncertain tax positions, including related interest and penalties, is as follows, in millions:

	Uncertain Tax Positions	Interest and Penalties	Total
Balance at January 1, 2020	$63	$10	$73
Current year tax positions:
Additions	22	—	22
Reductions	(2)	—	(2)
Prior year tax positions:
Additions	2	—	2
Reductions	(2)	—	(2)
Lapse of applicable statute of limitations	(9)	—	(9)
Balance at December 31, 2020	$74	$10	$84
Current year tax positions:
Additions	19	—	19
Reductions	(2)	—	(2)
Prior year tax positions:
Additions	1	—	1
Reductions	(1)	—	(1)
Lapse of applicable statute of limitations	(10)	—	(10)
Interest and penalties recognized in income tax expense	—	1	1
Balance at December 31, 2021	$81	$11	$92
If recognized, $64 million and $58 million of the liability for uncertain tax positions at December 31, 2021 and 2020, respectively, net of any U.S. Federal tax benefit, would impact our effective tax rate.
Of the $92 million and $84 million total liability for uncertain tax positions (including related interest and penalties) at December 31, 2021 and 2020, respectively, $88 million and $81 million are recorded in other liabilities, respectively, and $4 million and $3 million are recorded as a net offset to other assets, respectively.
We file income tax returns in the U.S. Federal jurisdiction, and various local, state and foreign jurisdictions. We continue to participate in the Compliance Assurance Process ("CAP"). CAP is a real-time audit of the U.S. Federal income tax return that allows the Internal Revenue Service ("IRS"), working in conjunction with us, to determine tax return compliance with the U.S. Federal tax law prior to filing the return. This program provides us with greater certainty about our tax liability for a given year within months, rather than years, of filing our annual tax return and greatly reduces the need for recording a liability for U.S. Federal uncertain tax positions. The IRS has completed their examination of our consolidated U.S. Federal tax returns through 2020. With few exceptions, we are no longer subject to state or foreign income tax examinations on filed returns for years before 2018.
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

MASCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
T. INCOME PER COMMON SHARE

Reconciliations of the numerators and denominators used in the computations of basic and diluted earnings per common share were as follows, in millions:

	Year Ended December 31,
	2021	2020	2019
Numerator (basic and diluted):
Income from continuing operations	$410	$810	$639
Less: Allocation to redeemable noncontrolling interest	2	—	—
Less: Allocation to unvested restricted stock awards	2	6	4
Income from continuing operations attributable to common shareholders	406	804	635
Income from discontinued operations, net	—	414	296
Less: Allocation to unvested restricted stock awards	—	3	2
Income from discontinued operations, net attributable to common shareholders	—	411	294
Net income attributable to common shareholders	$406	$1,215	$929

Denominator:
Basic common shares (based upon weighted average)	249	264	287
Add: Stock option dilution	2	—	1
Diluted common shares	251	264	288
We follow accounting guidance regarding determining whether instruments granted in share-based payment transactions are participating securities. This accounting guidance clarifies that share-based payment awards that entitle their holders to receive non-forfeitable dividends prior to vesting should be considered participating securities. In 2020, we began granting restricted stock units. The dividends associated with the unvested restricted stock units are forfeitable, and consequently, the restricted stock units are not considered a participating security and are not accounted for under the two-class method. We have also granted restricted stock awards that contain non-forfeitable rights to dividends on unvested shares; such unvested restricted stock awards are considered participating securities. As participating securities, the unvested shares are required to be included in the calculation of our basic income per common share, using the two-class method. The two-class method of computing income per common share is an allocation method that calculates income per share for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings. For the years ended December 31, 2021, 2020 and 2019, we allocated dividends and undistributed earnings to the participating securities.
Additionally, 296,000, 374,000 and 854,000 common shares for 2021, 2020 and 2019, respectively, related to stock options.
Common shares outstanding included on our balance sheet and for the calculation of income per common share do not include unvested stock awards (0.6 million and 1 million common shares at December 31, 2021 and 2020, respectively); shares outstanding for legal requirements included all common shares that have voting rights (including unvested stock awards).

MASCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONCLUDED)
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
Warranty.    Changes in our warranty liability were as follows, in millions:

	Year Ended December 31,
	2021	2020
Balance at January 1	$83	$84
Accruals for warranties issued during the year	38	34
Accruals related to pre-existing warranties	(8)	(3)
Settlements made (in cash or kind) during the year	(31)	(33)
Other, net (including currency translation and acquisitions)	(2)	1
Balance at December 31	$80	$83
Other Matters.    We enter into contracts, which include reasonable and customary indemnifications that are standard for the industries in which we operate. Such indemnifications include claims made against builders by homeowners for issues relating to our products and workmanship. In conjunction with divestitures and other transactions, we occasionally provide reasonable and customary indemnifications. We have not paid a material amount related to these indemnifications, and we evaluate the probability that amounts may be incurred and record an estimated liability when it is probable and reasonably estimable.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.    Controls and Procedures.

a.Evaluation of Disclosure Controls and Procedures.
The Company's Principal Executive Officer and Principal Financial Officer have concluded, based on an evaluation of the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15 that, as of December 31, 2021, the Company's disclosure controls and procedures were effective.
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
c.Changes in Internal Control over Financial Reporting.
In connection with the evaluation of the Company's internal control over financial reporting that occurred during the quarter ended December 31, 2021, which is required under the Securities Exchange Act of 1934 by paragraph (d) of Exchange Rules 13a-15 or 15d-15 (as defined in paragraph (f) of Rule 13a-15), management determined that there was no change that materially affected or is reasonably likely to materially affect internal control over financial reporting.

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
Other information required by this Item will be contained in our definitive Proxy Statement for the 2022 Annual Meeting of Stockholders, to be filed before April 29, 2022, and such information is incorporated herein by reference.

Item 11. Executive Compensation.

Information required by this Item will be contained in our definitive Proxy Statement for the 2022 Annual Meeting of Stockholders, to be filed before April 29, 2022, and such information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information
We grant equity under our 2014 Long Term Stock Incentive Plan (the "2014 Plan"). The following table sets forth information as of December 31, 2021 concerning the 2014 Plan, which was approved by our stockholders. We do not have any equity compensation plans that have not been approved by our stockholders.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity compensation plans approved by stockholders	2,691,956	$36.67	12,923,217
The remaining information required by this Item will be contained in our definitive Proxy Statement for our 2022 Annual Meeting of Stockholders, to be filed before April 29, 2022, and such information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information required by this Item will be contained in our definitive Proxy Statement for the 2022 Annual Meeting of Stockholders, to be filed before April 29, 2022, and such information is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

Information required by this Item will be contained in our definitive Proxy Statement for the 2022 Annual Meeting of Stockholders, to be filed before April 29, 2022, and such information is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

a.    Listing of Documents.
(1)Financial Statements.    Our consolidated financial statements included in Item 8 hereof, as required at December 31, 2021 and 2020, and for the years ended December 31, 2021, 2020 and 2019, consist of the following:
(2)Financial Statement Schedule.
a. Our Financial Statement Schedule appended hereto, as required for the years ended December 31, 2021, 2020 and 2019, consists of the following:

II. Valuation and Qualifying Accounts	91
(3)Exhibits.

Exhibit No.		Incorporated By Reference			Filed Herewith
	Exhibit Description	Form	Exhibit	Filing Date
2.a	Stock Purchase Agreement, dated September 29, 2019, by and between Masco Corporation and MIWD Holding Company LLC.	8-K	2.1	10/03/2019
2.b	Securities Purchase Agreement, dated November 14, 2019, by and between Masco Corporation and ACP Products, Inc.	8-K	2.1	11/18/2019
Note 1:	Disclosure schedules and certain exhibits have been omitted from Exhibit No. 2.a and 2.b pursuant to Item 601(b)(2) of Regulation S-K. Each Agreement as filed identifies such schedules and exhibits, including the general nature of their contents. Masco agrees to furnish a copy of any omitted attachment to the Securities Exchange Commission on a confidential basis upon request.
3.a	Restated Certificate of Incorporation of Masco Corporation.	2015 10-K	3.i	02/12/2016
3.b	Bylaws of Masco Corporation, as Amended and Restated on February 5, 2021.	2020 10-K	3.b	02/09/2021
4.a	Indenture dated as of December 1, 1982 between Masco Corporation and The Bank of New York Mellon Trust Company, N.A., as successor trustee under agreement originally with Morgan Guaranty Trust Company of New York, as Trustee, and Supplemental Indenture thereto dated as of July 26, 1994; and Directors' resolutions establishing Masco Corporation's:	2016 10-K	4.a	02/09/2017
4.a.i	7-3/4% Debentures Due August 1, 2029.	2014 10-K	4.a.i(ii)	02/13/2015

Exhibit No.		Incorporated By Reference			Filed Herewith
	Exhibit Description	Form	Exhibit	Filing Date
4.b	Indenture dated as of February 12, 2001 between Masco Corporation and The Bank of New York Mellon Trust Company, N.A., as successor trustee under agreement originally with Bank One Trust Company, National Association, as Trustee, and Supplemental Indenture thereto dated as of November 30, 2006; and Directors' Resolutions establishing Masco Corporation's:	2016 10-K	4.b	02/09/2017
4.b.i	6-1/2% Notes Due August 15, 2032;	2017 10-K	4.b.i	02/08/2018
4.b.ii	3.500% Notes Due November 15, 2027; and	8-K	4.1	06/15/2017
4.b.iii	4.500% Notes Due May 15, 2047.	8-K	4.2	06/15/2017
4.b.iv	Second Supplemental Indenture, dated as of September 18, 2020, between Masco Corporation and The Bank of New York Mellon Trust Company, N.A., as successor trustee.	8-K	4.3	09/18/2020
4.b.v	4.500% Notes Due May 15, 2047	8-K	4.2	09/18/2020
4.b.vi	2.000% Notes Due October 1, 2030	8-K	4.1	09/18/2020
4.b.vii	1.500% Notes Due February 15, 2028	8-K	4.1	03/04/2021
4.b.viii	2.000% Notes Due February 15, 2031	8-K	4.2	03/04/2021
4.b.ix	3.125% Notes Due February 15, 2051	8-K	4.3	03/04/2021
Note 2:	Other instruments, notes or extracts from agreements defining the rights of holders of long-term debt of Masco Corporation or its subsidiaries have not been filed since (i) in each case the total amount of long-term debt permitted thereunder does not exceed 10 percent of Masco Corporation's consolidated assets, and (ii) such instruments, notes and extracts will be furnished by Masco Corporation to the Securities and Exchange Commission upon request.
4.c	Description of securities.	2019 10-K	4.c	02/11/2020
10.a	Credit Agreement dated as of March 13, 2019 by and among Masco Corporation and Masco Europe S.à r.l. as borrowers, the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Citibank, N.A. and PNC Bank, National Association, as Co-Syndication Agents, and Deutsche Bank Securities, Inc., Royal Bank of Canada, SunTrust Bank, Bank of America, N.A., Fifth Third Bank and Wells Fargo Bank, National Association, as Co-Documentation Agents, as amended by Amendment No. 1 dated as of December 22, 2021.	8-K	10	12/22/2021
Note 3:	Exhibits 10.b through 10.i constitute the management contracts and executive compensatory plans or arrangements in which certain of the directors and executive officers of the Company participate.
10.b	Masco Corporation 2005 Long Term Stock Incentive Plan (Amended and Restated May 11, 2010):	2015 10-K	10.b.i	02/12/2016
	Form of Stock Option Grant Agreements:
10.b.i	for grants on or after January 1, 2013	2017 10-K	10.b.iii	02/08/2018
10.b.ii	for grants during 2012	2017 10-K	10.b.iv	02/08/2018
10.b.iii	for grants prior to 2012	2015 10-K	10.b.i(ii)(C)	02/12/2016

Exhibit No.		Incorporated By Reference			Filed Herewith
	Exhibit Description	Form	Exhibit	Filing Date
10.c	Masco Corporation 2014 Long Term Stock Incentive Plan (Amended and Restated May 9, 2016):	10-Q	10.a	07/26/2016
Form of Restricted Stock Award Agreements:
10.c.i	for awards prior to July 1, 2018	8-K	10.b	05/06/2014
10.c.ii	for awards on or after July 1, 2018	2018 10-K	10.c.ii	02/07/2019
Form of Restricted Stock Unit Award Agreements:
10.c.iii	for awards between December 17, 2019 and February 2, 2022	2019 10-K	10.c.iii	02/11/2020
10.c.iv	for awards on or after February 3, 2022				X
Form of Stock Option Grant Agreements:
10.c.v	for grants prior to July 1, 2018	8-K	10.d	05/06/2014
10.c.vi	for grants between July 1, 2018 and December 17, 2019	2018 10-K	10.c.iv	02/07/2019
10.c.vii	for grants between December 17, 2019 and February 3, 2022	2019 10-K	10.c.vi	02/11/2020
10.c.viii	for grants on or after February 3, 2022				X
10.c.xi	Form of Long Term Incentive Program Award Agreement for awards prior to December 17, 2019.	2018 10-K	10.c.v	02/07/2019
10.c.x	Long-Term Incentive Program under Masco Corporation's 2014 Long Term Stock Incentive Plan (December 17, 2019) and form of Performance Restricted Stock Unit Award Agreement thereunder.	10-Q	10.a	04/29/2020
10.c.xi	Long-Term Incentive Program under Masco Corporation's 2014 Long Term Stock Incentive Plan (Amended and Restated February 3, 2022) and form of Performance Restricted Stock Unit Award Agreement thereunder.				X
10.c.xii	Non-Employee Directors Equity Program under Masco Corporation's 2014 Long Term Stock Incentive Plan (Amended and Restated May 9, 2016).	10-Q	10.b	07/26/2016
Form of Restricted Stock Award Agreement for Non-Employee Directors:
10.c.xiii	for Non-Employee Directors for awards prior to July 1, 2018	8-K	10.c	05/06/2014
10.c.xiv	for Non-Employee Directors for awards after July 1, 2018	2018 10-K	10.c.viii	02/07/2019
10.c.xv	Non-Employee Directors Equity Program under Masco Corporation's 2014 Long Term Stock Incentive Plan (Amended and Restated February 7, 2020).	2019 10-K	10.c.xiii	02/11/2020
Form of Restricted Stock Unit Award Agreement for Non-Employee Directors:
10.c.xvi	for awards between February 7, 2020 and February 3, 2022	2019 10-K	10.c.xiv	02/11/2020
10.c.xvii	for awards on or after February 3, 2022				X
10.d	Form of Masco Corporation Supplemental Executive Retirement and Disability Plan and amendments thereto (includes amendment freezing benefit accruals) for John G. Sznewajs.	2015 10-K	10.d.i(ii)	02/12/2016
10.e	Other compensatory arrangements for executive officers.	2016 10-K	10.f	02/09/2017
10.f	Compensation of Non-Employee Directors.				X

Exhibit No.		Incorporated By Reference			Filed Herewith
	Exhibit Description	Form	Exhibit	Filing Date
10.g	Masco Corporation Retirement Benefit Restoration Plan effective January 1, 1995 (as amended and restated December 22, 2010), and amendments thereto effective February 6, 2012 and January 1, 2014.	2016 10-K	10.i	02/09/2017
10.h	Employment Offer Letter dated May 3, 2021 between Richard Marshall and Masco Corporation	10-Q	10	07/29/2021
10.i	Employment Offer Letter dated January 6, 2022 between Robin Zondervan and Masco Corporation	8-K	10	02/07/2022
21	List of Subsidiaries.				X
23	Consent of Independent Registered Public Accounting Firm relating to Masco Corporation's Consolidated Financial Statements and Financial Statement Schedule.				X
31.a	Certification by Chief Executive Officer required by Rule 13a-14(a)/15d-14(a).				X
31.b	Certification by Chief Financial Officer required by Rule 13a-14(a)/15d-14(a).				X
32	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.				X
101	The following financial information from Masco Corporation's Annual Report on Form 10-K for the year ended December 31, 2021, formatted in Inline XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Shareholders' Equity, and (vi) Notes to Consolidated Financial Statements.				X
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)				X

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
February 8, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Principal Executive Officer:
/s/ Keith J. Allman	President and Chief Executive Officer and Director
Keith J. Allman
Principal Financial Officer:
/s/ John G. Sznewajs	Vice President, Chief Financial Officer
John G. Sznewajs
Principal Accounting Officer:
/s/ John P. Lindow	Vice President, Controller and Chief Accounting Officer
John P. Lindow
/s/ Lisa A. Payne	Chair of the Board
Lisa A. Payne
/s/ Mark R. Alexander	Director
Mark R. Alexander		February 8, 2022
/s/ Marie A. Ffolkes	Director
Marie A. Ffolkes
/s/ Christopher A. O'Herlihy	Director
Christopher A. O'Herlihy
/s/ Donald R. Parfet	Director
Donald R. Parfet
/s/ John C. Plant	Director
John C. Plant
/s/ Charles K. Stevens, III
Charles K. Stevens, III	Director
/s/ Reginald M. Turner, Jr.	Director
Reginald M. Turner, Jr.

MASCO CORPORATION

SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2021, 2020 and 2019

	(In Millions)
Column A	Column B		Column C			Column D		Column E
			Additions
Description	Balance at Beginning of Period		Charged to Costs and Expenses	Charged to Other Accounts		Deductions		Balance at End of Period
Allowances for doubtful accounts, deducted from accounts receivable in the balance sheet:
2021	$7		$1	$—		$(2)	(a) (b)	$6
2020	$5	(c)	$3	$—		$(1)	(a)	$7
2019	$5		$1	$—		$(2)	(a)	$4
Valuation allowance on deferred tax assets:
2021	$35		$5	$—		$(23)	(b)	$17
2020	$38		$—	$2	(d)	$(5)	(e)	$35
2019	$43		$—	$—		$(5)	(e)	$38
______________________________
(a)Deductions, representing uncollectible accounts written off, less recoveries of accounts written off in prior years.
(b)As a result of the Hüppe divestiture in May 2021, $1 million was removed from allowance for credit losses and $23 million was removed from valuation allowance on deferred tax assets.
(c)Includes a $1 million adjustment related to the cumulative effect of adoption of the new credit loss standard.
(d)$2 million net increase in valuation allowance due to currency translation recorded in other comprehensive income (loss).
(e)$5 million net reduction to valuation allowance recorded as an income tax benefit.