Form 10-Q
period 2022-03-31
MASCO CORP /DE/
filed 2022-04-27
CIK 62996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
or
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

    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
    ☐ Yes   ☒ No

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at March 31, 2022
Common stock, par value $1.00 per share	235,940,440

MASCO CORPORATION

INDEX

MASCO CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

March 31, 2022 and December 31, 2021
(In Millions, Except Share Data)

	March 31, 2022	December 31, 2021
ASSETS
Current Assets:
Cash and cash investments	$479	$926
Receivables	1,502	1,171
Prepaid expenses and other	107	109
Inventories:
Finished goods	809	702
Raw material	409	383
Work in process	122	131
	1,340	1,216
Total current assets	3,428	3,422
Property and equipment, net	892	896
Goodwill	565	568
Other intangible assets, net	379	388
Operating lease right-of-use assets	195	187
Other assets	109	114
Total assets	$5,568	$5,575

LIABILITIES
Current Liabilities:
Accounts payable	$1,114	$1,045
Notes payable	273	10
Accrued liabilities	749	884
Total current liabilities	2,136	1,939
Long-term debt	2,946	2,949
Noncurrent operating lease liabilities	179	172
Other liabilities	407	437
Total liabilities	5,668	5,497

Commitments and contingencies (Note P)
Redeemable noncontrolling interest	21	22

EQUITY
Masco Corporation's shareholders' equity:
Common shares, par value $1 per share Authorized shares: 1,400,000,000; Issued and outstanding: 2022 – 235,600,000; 2021 – 241,200,000	236	241
Preferred shares authorized: 1,000,000; Issued and outstanding: 2022 and 2021 – None	—	—
Paid-in capital	—	—
Retained deficit	(833)	(652)
Accumulated other comprehensive income	226	232
Total Masco Corporation's shareholders' deficit	(371)	(179)
Noncontrolling interest	250	235
Total equity	(121)	56
Total liabilities and equity	$5,568	$5,575
See notes to condensed consolidated financial statements.

MASCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

For the Three Months Ended March 31, 2022 and 2021
(In Millions, Except Per Common Share Data)

	Three Months Ended March 31,
	2022	2021
Net sales	$2,201	$1,970
Cost of sales	1,497	1,270
Gross profit	704	700
Selling, general and administrative expenses	351	335
Operating profit	353	365
Other income (expense), net:
Interest expense	(25)	(202)
Other, net	(1)	(6)
	(26)	(208)
Income before income taxes	327	157
Income tax expense	75	43
Net income	252	114
Less: Net income attributable to noncontrolling interest	19	20
Net income attributable to Masco Corporation	$233	$94

Income per common share attributable to Masco Corporation:
Basic:
Net income	$0.98	$0.34
Diluted:
Net income	$0.97	$0.34
See notes to condensed consolidated financial statements.

MASCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

For the Three Months Ended March 31, 2022 and 2021
(In Millions)

	Three Months Ended March 31,
	2022	2021
Net income	$252	$114
Less: Net income attributable to noncontrolling interest	19	20
Net income attributable to Masco Corporation	$233	$94
Other comprehensive income (loss), net of tax (Note L):
Cumulative translation adjustment	$(11)	$(36)
Interest rate swaps	—	7
Pension and other post-retirement benefits	1	5
Other comprehensive (loss), net of tax	(10)	(24)
Less: Other comprehensive (loss) attributable to noncontrolling interest	(4)	(12)
Other comprehensive (loss) attributable to Masco Corporation	$(6)	$(12)
Total comprehensive income	$242	$90
Less: Total comprehensive income attributable to noncontrolling interest	15	8
Total comprehensive income attributable to Masco Corporation	$227	$82

See notes to condensed consolidated financial statements.

MASCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

For the Three Months Ended March 31, 2022 and 2021
(In Millions)

	Three Months Ended March 31,
	2022	2021
CASH FLOWS FROM (FOR) OPERATING ACTIVITIES:
Cash provided by operations	$334	$323
Increase in receivables	(349)	(195)
Increase in inventories	(127)	(78)
Decrease in accounts payable and accrued liabilities, net	(85)	(139)
Net cash for operating activities	(227)	(89)

CASH FLOWS FROM (FOR) FINANCING ACTIVITIES:
Retirement of notes	—	(1,326)
Purchase of Company common stock	(364)	(303)
Proceeds from revolving credit borrowings, net	263	—
Cash dividends paid	(67)	(36)
Issuance of notes, net of issuance costs	—	1,481
Debt extinguishment costs	—	(160)
Proceeds from the exercise of stock options	1	—
Employee withholding taxes paid on stock-based compensation	(17)	(14)
Decrease in debt, net	(3)	(1)
Net cash for financing activities	(187)	(359)

CASH FLOWS FROM (FOR) INVESTING ACTIVITIES:
Capital expenditures	(27)	(30)
Proceeds from disposition of:
Businesses, net of cash disposed	2	—
Other financial investments	—	1
Other, net	(1)	4
Net cash for investing activities	(26)	(25)

Effect of exchange rate changes on cash and cash investments	(7)	(13)

CASH AND CASH INVESTMENTS:
Decrease for the period	(447)	(486)
At January 1	926	1,326
At March 31	$479	$840
See notes to condensed consolidated financial statements.

MASCO CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)

For the Three Months Ended March 31, 2022 and 2021
(In Millions, Except Per Common Share Data)

	Total	Common Shares ($1 par value)	Paid-In Capital	Retained Earnings (Deficit)		Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interest
Balance, January 1, 2021	$421	$258	$—	$79		$(142)	$226
Total comprehensive income (loss)	90	—	—	94		(12)	8
Shares issued	—	1	(1)	—		—	—
Shares retired:
Repurchased	(303)	(6)	(27)	(270)		—	—
Surrendered (non-cash)	(13)	—	—	(13)		—	—
Redeemable noncontrolling interest - redemption adjustment	(6)	—	—	(6)	0	—	—
Stock-based compensation	28	—	28	—		—	—
Balance, March 31, 2021	$217	$253	$—	$(116)		$(154)	$234

Balance, January 1, 2022	$56	$241	$—	$(652)		$232	$235
Total comprehensive income (loss)	242	—	—	233		(6)	15
Shares issued	1	1	—	—		—	—
Shares retired:
Repurchased	(364)	(6)	(27)	(331)		—	—
Surrendered (non-cash)	(17)	—	—	(17)		—	—
Cash dividends declared	(67)	—	—	(67)		—	—
Redeemable noncontrolling interest - redemption adjustment	1	—	—	1		—	—
Stock-based compensation	27	—	27	—		—	—
Balance, March 31, 2022	$(121)	$236	$—	$(833)		$226	$250
See notes to condensed consolidated financial statements.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

A. ACCOUNTING POLICIES

In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments, of a normal recurring nature, necessary to fairly state our financial position at March 31, 2022 and our results of operations, comprehensive income (loss), cash flows and changes in shareholders' equity for the three-month periods ended March 31, 2022 and 2021. The condensed consolidated balance sheet at December 31, 2021 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted ("GAAP") in the United States of America.
Recently Adopted Accounting Pronouncements. In August 2020, the Financial Accounting Standards Board ("FASB") issued ASU 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity.” ASU 2020-06 simplifies the accounting for convertible instruments by reducing the number of accounting models for convertible debt instruments and convertible preferred stock. We adopted this standard for annual periods beginning January 1, 2022. The adoption of this new standard did not impact our financial position or results of operations.
In October 2021, the FASB issued ASU 2021-08, “Business Combinations (Topic 805): Accounting for Acquired Contract Assets and Contract Liabilities from Contracts with Customers.” ASU 2021-08 requires contract assets and contract liabilities acquired in a business combination to be recognized in accordance with Topic 606 as if the acquirer had originated the contracts. We adopted this standard for annual periods beginning January 1, 2022. The adoption of this new standard did not impact our financial position or results of operations.

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
The remaining 24.9 percent equity interest in ESS is subject to a call and put option that is exercisable by us or the sellers, respectively, any time after December 31, 2023. The redemption value of the call and put option is the same and based on a floating EBITDA value. The call and put options were determined to be embedded within the redeemable noncontrolling interest and are recorded as temporary equity in the condensed consolidated balance sheet. We elected to adjust the redeemable noncontrolling interest to its full redemption amount directly into retained deficit.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
B. ACQUISITIONS (Concluded)
In the fourth quarter of 2020, we acquired substantially all of the net assets of Kraus USA Inc. ("Kraus"), a designer and distributor of sinks, faucets and accessories for the kitchen and bathroom, for approximately $103 million and an additional cash payment of up to $50 million to be paid in 2023, contingent upon the achievement of certain financial performance metrics for the year ending December 31, 2022. As of the closing date of the acquisition, the contingent consideration was assigned a fair value of approximately $8 million. Refer to Note G for additional information regarding the measurement of the contingent consideration liability. This business expands our product offerings to our customers and our online presence under the Kraus brand. This business is included in our Plumbing Products segment. In connection with this acquisition, we recognized $25 million of indefinite-lived intangible assets, which is related to trademarks, and $49 million of definite-lived intangible assets, primarily related to customer relationships. The definite-lived intangible assets are being amortized on a straight-line basis over a weighted average amortization period of 10 years. We also recognized $20 million of goodwill, which is generally tax deductible, and is related primarily to the expected synergies from combining the operations into our business. During the first quarter of 2021, we revised the allocation of the purchase price to certain identifiable assets and liabilities based on analysis of information as of the acquisition date, which resulted in a $1 million decrease to goodwill.

C. DIVESTITURES

On May 31, 2021, we completed the divestiture of our Hüppe GmbH ("Hüppe") business, a manufacturer of shower enclosures and shower trays. The sale of Hüppe did not represent a strategic shift that will have a major effect on our operations and financial results and therefore was not presented as discontinued operations. Prior to the divestiture, the results of the business were included in our Plumbing Products segment. During the first quarter of 2022, we recorded a $2 million pre-tax post-closing gain related to the finalization of working capital items in other, net in our condensed consolidated statement of operations.

D. REVENUE

Our revenues are derived primarily from sales to customers in North America and Internationally, principally Europe. Net sales from these geographic markets, by segment, were as follows, in millions:

	Three Months Ended March 31, 2022
	Plumbing Products	Decorative Architectural Products	Total
Primary geographic markets:
North America	$892	$842	$1,734
International, principally Europe	467	—	467
Total	$1,359	$842	$2,201

	Three Months Ended March 31, 2021
	Plumbing Products	Decorative Architectural Products	Total
Primary geographic markets:
North America	$808	$721	$1,529
International, principally Europe	441	—	441
Total	$1,249	$721	$1,970

Our contract asset balance was $2 million and $1 million at March 31, 2022 and December 31, 2021, respectively. Our contract liability balance was $28 million and $67 million at March 31, 2022 and December 31, 2021, respectively.
We recognized $5 million and $1 million of revenue for the three-month periods ended March 31, 2022 and 2021, respectively, related to performance obligations settled in previous years.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
D. REVENUE (Concluded)

Changes in the allowance for credit losses deducted from accounts receivable were as follows, in millions:

	Three Months Ended March 31, 2022	Twelve Months Ended December 31, 2021
Balance at January 1	$6	$7
Provision for expected credit losses during the period	2	1
Write-offs charged against the allowance	(1)	(2)
Recoveries of amounts previously written off	1	1
Other (A)	—	(1)
Balance at end of period	$8	$6

(A)    As a result of Hüppe being divested in May 2021, $1 million for the year end December 31, 2021 was removed from allowance for credit losses.

E. DEPRECIATION AND AMORTIZATION

 Depreciation and amortization expense was $35 million and $43 million for the three-month periods ended March 31, 2022 and 2021, respectively.

F. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill at March 31, 2022, by segment, was as follows, in millions:

	Gross Goodwill At March 31, 2022	Accumulated Impairment Losses	Net Goodwill At March 31, 2022
Plumbing Products	$620	$(301)	$319
Decorative Architectural Products	366	(120)	246
Total	$986	$(421)	$565

The changes in the carrying amount of goodwill for the three-month period ended March 31, 2022, by segment, were as follows, in millions:

	Gross Goodwill At December 31, 2021	Accumulated Impairment Losses	Net Goodwill At December 31, 2021	Other (B)	Net Goodwill At March 31, 2022
Plumbing Products (A)	$623	$(301)	$322	$(3)	$319
Decorative Architectural Products	366	(120)	246	—	246
Total	$989	$(421)	$568	$(3)	$565

(A) As a result of Hüppe being divested in May 2021, both gross goodwill and accumulated impairment losses for the Plumbing Products segment were reduced by $39 million.
(B)    Other consists of the effect of foreign currency translation.

The carrying value of our other indefinite-lived intangible assets was $109 million at both March 31, 2022 and December 31, 2021, and principally included registered trademarks. The carrying value of our definite-lived intangible assets was $270 million (net of accumulated amortization of $83 million) and $279 million (net of accumulated amortization of $75 million) at March 31, 2022 and December 31, 2021, respectively, and principally included customer relationships.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
G. FAIR VALUE OF FINANCIAL INSTRUMENTS

Kraus Acquisition Contingent Consideration. As described in Note B, we may be obligated to pay up to an additional $50 million in 2023 for the Kraus acquisition contingent upon the achievement of certain financial performance metrics for the year ending December 31, 2022. The measurement of the liability for contingent consideration is based on significant inputs that are not observable in the market, and are therefore classified as Level 3 inputs. Examples of utilized unobservable inputs are estimated future revenues and earnings of the acquired business and an applicable discount rate. The estimate of the liability may fluctuate if there are changes in the forecast of the acquired business' future revenues and earnings, as a result of actual levels achieved, or in the discount rate used to determine the present value of contingent future cash flows. All subsequent remeasurements from the initial estimate at the time of acquisition are recorded in other, net in our condensed consolidated statements of operations, as described in Note N. The fair value of the liability was estimated to be $28 million and $24 million as of March 31, 2022 and December 31, 2021, respectively, using probability weighted discounted cash flows and a discount rate that reflects the uncertainty surrounding the expected outcomes, which we believe is appropriate and representative of a market participant assumption.
Fair Value of Debt. The fair value of our short-term and long-term fixed-rate debt instruments is based principally upon modeled market prices for the same or similar issues, which are Level 1 inputs. The aggregate estimated market value of our short-term and long-term debt at March 31, 2022 was approximately $3.1 billion, compared with the aggregate carrying value of $3.2 billion. The aggregate estimated market value of our short-term and long-term debt at December 31, 2021 was approximately $3.2 billion, compared with the aggregate carrying value of $3.0 billion.

H. WARRANTY LIABILITY

Changes in our warranty liability were as follows, in millions:

	Three Months Ended March 31, 2022	Twelve Months Ended December 31, 2021
Balance at January 1	$80	$83
Accruals for warranties issued during the period	9	38
Accruals related to pre-existing warranties	1	(8)
Settlements made (in cash or kind) during the period	(8)	(31)
Other, net (including currency translation and acquisitions)	—	(2)
Balance at end of period	$82	$80

I. DEBT

On March 4, 2021, we issued $600 million of 1.500% Notes due February 15, 2028, $600 million of 2.000% Notes due February 15, 2031 and $300 million of 3.125% Notes due February 15, 2051. We received proceeds of $1,495 million, net of discount, for the issuance of these Notes. The Notes are senior indebtedness and are redeemable at our option at the applicable redemption price. On March 22, 2021, proceeds from the debt issuances, together with cash on hand, were used to repay and early retire our $326 million 5.950% Notes due March 15, 2022, $500 million 4.450% Notes due April 1, 2025, and $500 million 4.375% Notes due April 1, 2026. In connection with these early retirements, we incurred a loss on debt extinguishment of $168 million for the three-month period ended March 31, 2021, which was recorded as interest expense in the condensed consolidated statement of operations.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
I. DEBT (Continued)

On March 13, 2019, we entered into a credit agreement (the “2019 Credit Agreement”) with an aggregate commitment of $1.0 billion and a maturity date of March 13, 2024. On December 22, 2021, we amended the 2019 Credit Agreement with the bank group (the "Amended Credit Agreement"). The 2019 Credit Agreement was amended to (i) expand the “Agreed Currencies” for which loans thereunder may be denominated outside of the swingline facility to include British Pounds Sterling and Canadian Dollars, together with their applicable interest rate benchmark, (ii) replace the London Interbank Offering Rate (“LIBOR”) with the Euro Interbank Offered Rate (“EURIBOR”) as the interest rate benchmark for purposes of loans denominated in Euros and (iii) provide mechanics for the replacement of a benchmark for an applicable Agreed Currency upon the occurrence of certain specified events. Under the Amended Credit Agreement, the replacement reference interest rate benchmark for loans denominated in U.S. dollars upon the eventual discontinuation of LIBOR will have a benchmark adjustment applied based on its historical relationship to LIBOR, which can be either the term Secured Overnight Financing Rate (“SOFR”) plus a spread, daily simple SOFR plus a spread, or another alternative interest rate index selected by the Administrative Agent and us.
Under the Amended Credit Agreement, at our request and subject to certain conditions, we can increase the aggregate commitment up to an additional $500 million with the current lenders or new lenders.
The Amended Credit Agreement provides for an unsecured revolving credit facility available to us and one of our foreign subsidiaries, in U.S. dollars, European euros, British Pounds Sterling, Canadian dollars and certain other currencies for revolving credit loans, swingline loans and letters of credit. Borrowings under the revolving credit loans denominated in any agreed upon currency other than U.S. dollars are limited to $500 million, equivalent. We can also borrow swingline loans up to $100 million and obtain letters of credit of up to $25 million; outstanding letters of credit under the Amended Credit Agreement reduce our borrowing capacity. At March 31, 2022, we had no outstanding standby letters of credit under the Amended Credit Agreement.
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
In order for us to borrow under the Amended Credit Agreement, there must not be any default in our covenants in the Amended Credit Agreement (i.e., in addition to the two financial covenants, principally limitations on subsidiary debt, negative pledge restrictions, legal compliance requirements and maintenance of properties and insurance) and our representations and warranties in the Amended Credit Agreement must be true in all material respects on the date of borrowing (i.e., principally no material adverse change or litigation likely to result in a material adverse change, since December 31, 2018, no material ERISA or environmental non-compliance, and no material tax deficiency). We were in compliance with all covenants and $263 million was borrowed and outstanding at a weighted average interest rate of 1.5798% at March 31, 2022.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
I. DEBT (Concluded)

Subsequent Events

On April 26, 2022, we entered into a revolving credit agreement (the “2022 Credit Agreement”) with an aggregate commitment of $1.0 billion and a maturity date of April 26, 2027. Under the 2022 Credit Agreement, the swingline loans borrowing capacity increased to $125 million. All other material terms are substantially the same as the Amended Credit Agreement as described above, including the two financial covenants. Upon entry into the 2022 Credit Agreement, our 2019 Credit Agreement dated March 13, 2019, as amended, with an aggregate commitment of $1.0 billion, was terminated.

On April 26, 2022, we entered into a 364-day $500 million senior unsecured delayed draw term loan due April 26, 2023 with a syndicate of lenders. The senior unsecured term loan and commitments thereunder are subject to prepayment or termination at our option and the loans will bear interest at SOFR plus a spread adjustment and 0.70%. The covenants are substantially the same as those in the 2022 Credit Agreement.

J. STOCK-BASED COMPENSATION

Our 2014 Long Term Stock Incentive Plan provides for the issuance of stock-based incentives in various forms to our employees and non-employee Directors. At March 31, 2022, outstanding stock-based incentives were in the form of restricted stock units, performance restricted stock units, stock options, long-term stock awards and phantom stock awards.
Pre-tax compensation expense for these stock-based incentives was as follows, in millions:

	Three Months Ended March 31,
	2022	2021
Restricted stock units	$19	$19
Performance restricted stock units	1	2
Stock options	5	4
Long-term stock awards	2	3
Phantom stock awards	—	2
Total	$27	$30
Restricted Stock Units. Restricted stock units are granted to our key employees and non-employee Directors. These grants did not cause net share dilution due to our practice of repurchasing and retiring an equal number of shares in the open market.
We granted 581,660 restricted stock units in the three-month period ended March 31, 2022 with a weighted average grant date fair value of $59 per share.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
J. STOCK-BASED COMPENSATION (Continued)
Our restricted stock unit activity was as follows, units in millions:

	Three Months Ended March 31,
	2022	2021
Unvested restricted stock units at January 1	1	—
Weighted average grant date fair value	$54	$47

Restricted stock units granted	1	1
Weighted average grant date fair value	$59	$56

Restricted stock units vested	1	—
Weighted average grant date fair value	$53	$48

Restricted stock units forfeited	—	—
Weighted average grant date fair value	$55	$53

Unvested restricted stock units at March 31	1	1
Weighted average grant date fair value	$57	$53

At March 31, 2022 and 2021, there was $30 million and $23 million, respectively, of unrecognized compensation expense related to unvested restricted stock units; such units had a weighted average remaining vesting period of two years at both March 31, 2022 and 2021.
The total market value (at the vesting date) of restricted stock units which vested was $18 million and $7 million during the three-month periods ended March 31, 2022 and 2021, respectively.

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
During the three-month period ended March 31, 2022, we granted 91,820 performance restricted stock units with a grant date fair value of approximately $55 per share and 167,903 shares were issued. No performance restricted stock units were forfeited during the three-month period ended March 31, 2022. During the three-month period ended March 31, 2021, we granted 85,360 performance restricted stock units with a grant date fair value of approximately $53 per share and 104,757 shares were issued. No performance restricted stock units were forfeited during the three-month period ended March 31, 2021.
Stock Options. Stock options are granted to certain key employees.
We granted 337,790 shares of stock options in the three-month period ended March 31, 2022 with a grant date weighted average exercise price of approximately $59 per share.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
J. STOCK-BASED COMPENSATION (Continued)
Our stock option activity was as follows, shares in millions:

	Three Months Ended March 31,
	2022	2021
Option shares outstanding, January 1	3	2
Weighted average exercise price	$37	$33

Option shares granted	—	1
Weighted average exercise price	$59	$56

Option shares exercised	—	—
Aggregate intrinsic value on date of exercise (A)	$—	$—
Weighted average exercise price	$38	$—

Option shares forfeited	—	—
Weighted average exercise price	$37	$11

Option shares outstanding, March 31	3	3
Weighted average exercise price	$39	$36
Weighted average remaining option term (in years)	6	7

Option shares vested and expected to vest, March 31	3	3
Weighted average exercise price	$39	$36
Aggregate intrinsic value (A)	$40 million	$65 million
Weighted average remaining option term (in years)	6	6

Option shares exercisable (vested), March 31	2	2
Weighted average exercise price	$34	$30
Aggregate intrinsic value (A)	$36 million	$51 million
Weighted average remaining option term (in years)	5	5

(A)    Aggregate intrinsic value is calculated using our stock price at each respective date, less the exercise price (grant date price), multiplied by the number of shares.

At March 31, 2022 and 2021, there was $4 million and $6 million, respectively, of unrecognized compensation expense (using the Black-Scholes option pricing model at the grant date) related to unvested stock options; such options had a weighted average remaining vesting period of two years at both March 31, 2022 and 2021.
The weighted average grant date fair value of option shares granted and the assumptions used to estimate those values using a Black-Scholes option pricing model were as follows:

	Three Months Ended March 31,
	2022	2021
Weighted average grant date fair value	$14.66	$13.61
Risk-free interest rate	1.90%	0.75%
Dividend yield	1.89%	1.67%
Volatility factor	29.00%	30.00%
Expected option life	6 years	6 years

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
J. STOCK-BASED COMPENSATION (Concluded)
Long-Term Stock Awards. Prior to the amendment of our 2014 Long Term Stock Incentive Plan in December 2019, we granted long-term stock awards to our key employees and non-employee Directors. We did not grant shares of long-term stock awards in the three-month periods ended March 31, 2022 and 2021.
Our long-term stock award activity was as follows, shares in millions:

	Three Months Ended March 31,
	2022	2021
Unvested stock award shares at January 1	1	1
Weighted average grant date fair value	$37	$36

Stock award shares vested	1	—
Weighted average grant date fair value	$37	$34

Stock award shares forfeited	—	—
Weighted average grant date fair value	$37	$37

Unvested stock award shares at March 31	—	1
Weighted average grant date fair value	$38	$37

At March 31, 2022 and 2021, there was $8 million and $18 million, respectively, of total unrecognized compensation expense related to unvested stock awards; such awards had a weighted average remaining vesting period of two years at both March 31, 2022 and 2021.

The total market value (at the vesting date) of stock award shares which vested was $20 million and $26 million during the three-month periods ended March 31, 2022 and 2021, respectively.

K. EMPLOYEE RETIREMENT PLANS

Net periodic pension cost for our defined-benefit pension plans, with the exception of service cost, is recorded in other, net, in our condensed consolidated statements of operations. Net periodic pension cost for our defined-benefit pension plans was as follows, in millions:

	Three Months Ended March 31,
	2022		2021
	Qualified	Non-Qualified	Qualified	Non-Qualified
Service cost	$1	$—	$1	$—
Interest cost	1	1	8	1
Expected return on plan assets	(1)	—	(4)	—
Amortization of net loss	1	1	6	1
Net periodic pension cost	$2	$2	$11	$2

In December 2019, our Board of Directors approved the termination of our qualified domestic defined-benefit pension plans and in the second quarter of 2021, we settled these pension plans.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
L. RECLASSIFICATIONS FROM ACCUMULATED OTHER COMPREHENSIVE INCOME

The reclassifications from accumulated other comprehensive income to the condensed consolidated statements of operations were as follows, in millions:

	Amounts Reclassified
Accumulated Other Comprehensive Income	Three Months Ended March 31,		Statement of Operations Line Item
	2022	2021
Amortization of defined-benefit pension and other post-retirement benefits:
Actuarial losses, net	$2	$7	Other, net
Tax (benefit)	(1)	(2)
Net of tax	$1	$5

Interest rate swaps (A)	$—	$2	Interest expense
Tax expense	—	5
Net of tax	$—	$7

(A)    Upon full repayment and retirement of the 5.950% Notes due March 15, 2022, in the first quarter of 2021, we recognized the remaining interest rate swap loss and related disproportionate tax expense.

M. SEGMENT INFORMATION

Information by segment and geographic area was as follows, in millions:

	Three Months Ended March 31,
	2022	2021	2022	2021
	Net Sales (A)		Operating Profit
Operations by segment:
Plumbing Products	$1,359	$1,249	$228	$252
Decorative Architectural Products	842	721	155	142
Total	$2,201	$1,970	$383	$394
Operations by geographic area:
North America	$1,734	$1,529	$300	$308
International, principally Europe	467	441	83	86
Total	$2,201	$1,970	383	394
General corporate expense, net			(30)	(29)
Operating profit			353	365
Other income (expense), net			(26)	(208)
Income before income taxes			$327	$157

(A)    Inter-segment sales were not material.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
N. OTHER INCOME (EXPENSE), NET

Other, net, which is included in other income (expense), net, was as follows, in millions:

	Three Months Ended March 31,
	2022	2021
Foreign currency transaction gains	$4	$—
Contingent consideration (A)	(4)	—
Gain on sale of business (B)	2	—
Net periodic pension and post-retirement benefit cost	(2)	(11)
Dividend income	—	3
Equity investment income, net	—	2
Other items, net	(1)	—
Total other, net	$(1)	$(6)

(A) In the first quarter of 2022, we recognized $4 million of expense from the revaluation of contingent consideration related to a prior acquisition. Refer to Note G for additional information.
(B) Represents a pre-tax post-closing gain related to the finalization of working capital items related to the divestiture of Hüppe.

O. INCOME PER COMMON SHARE

Reconciliations of the numerators and denominators used in the computations of basic and diluted income per common share were as follows, in millions:

	Three Months Ended March 31,
	2022	2021
Numerator (basic and diluted):
Net income	$233	$94
Less: Allocation to redeemable noncontrolling interest	(1)	6
Less: Allocation to unvested restricted stock awards	—	—
Net income attributable to common shareholders	$234	$88

Denominator:
Basic common shares (based upon weighted average)	239	256
Add: Stock option dilution	2	1
Diluted common shares	241	257
For the three-month period ended March 31, 2022, we allocated dividends and undistributed earnings to the unvested restricted stock awards. For the three-month period ended March 31, 2021, we allocated undistributed earnings to the unvested restricted stock awards.
Additionally, 265,000 and 188,000 common shares for the three-month periods ended March 31, 2022 and 2021, respectively, related to stock options were excluded from the computation of diluted income per common share due to their antidilutive effect.
Effective February 10, 2021, our Board of Directors authorized the repurchase, for retirement, of up to $2.0 billion of shares of our common stock in open-market transactions or otherwise, replacing the previous Board of Directors authorization established in 2019. We repurchased and retired 6.1 million shares of our common stock in the three-month period ended March 31, 2022 for approximately $364 million. This included 0.6 million shares to offset the dilutive impact of restricted stock units granted in the three-month period ended March 31, 2022. At March 31, 2022, we had $764 million remaining under the 2021 authorization.
On the basis of amounts paid (declared), cash dividends per common share were $0.280 ($0.280) for the three-month period ended March 31, 2022 and $0.140 for the three-month period ended March 31, 2021, respectively.

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

Q. INCOME TAXES

Our effective tax rate was 23 percent and 27 percent for the three-month periods ended March 31, 2022 and 2021, respectively. The decrease in the rate was primarily due to a $5 million income tax expense from the elimination of a disproportionate tax effect from accumulated other comprehensive income, relating to our interest rate swap, following the retirement of the related debt in March 2021 and a $5 million increase to income tax expense from a loss on the termination of our qualified domestic defined-benefit pension plans in 2021 providing no tax benefit in certain jurisdictions.

Item 2.	MASCO CORPORATION

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Recent Trends

We are experiencing, and may continue to experience, higher commodity and transportation costs and supply chain disruptions, particularly disruptions related to our ability to source products, components and raw materials. We are also experiencing and may continue to experience employee-related cost inflation and constraints in hiring qualified employees. We aim to offset the potential unfavorable impact of these items with productivity improvement and other initiatives.
In addition, the COVID-19 pandemic has significantly disrupted global economic activity, including our workforce and operations, as well as the operations of our customers and suppliers. There continues to be uncertainty regarding the ongoing COVID-19 pandemic and the resulting impact on our future operations and financial results.
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

FIRST QUARTER 2022 VERSUS FIRST QUARTER 2021

Consolidated Results of Operations

We report our financial results in accordance with generally accepted accounting principles in the United States of America ("GAAP"). However, we believe that certain non-GAAP performance measures and ratios used in managing the business may provide users of this financial information with additional meaningful comparisons between current results and results in prior periods. Non-GAAP performance measures and ratios should be viewed in addition to, and not as an alternative for, our reported results under GAAP.
The following discussion of consolidated results of operations refers to the three-month period ended March 31, 2022 compared to the same period of 2021.

SALES AND OPERATIONS
Net Sales

Below is a summary of our net sales, in millions, for the three-month periods ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021	Favorable / (Unfavorable)
Net sales, as reported	$2,201	$1,970	$231
Acquisitions	(6)	—	(6)
Divestitures	—	(20)	20
Net sales, excluding acquisitions and divestitures	2,195	1,950	245
Currency translation	31	—	31
Net sales, excluding acquisitions, divestitures and the effect of currency translation	$2,226	$1,950	$276

Net sales for the three-month period ended March 31, 2022 were $2.2 billion, which increased 12 percent compared to the three-month period ended March 31, 2021. Excluding acquisitions, divestitures and the effect of currency translation, net sales increased 14 percent.

Net sales for the three-month period ended March 31, 2022 increased primarily due to:

•Higher net selling prices across the entire company which increased sales by nine percent.
•Higher sales volume of plumbing products and paints and other coating products which increased sales by five percent.

These amounts were slightly offset by:

•Unfavorable foreign currency translation which decreased sales by one percent.
•The divestiture of our Hüppe business which decreased sales one percent.

Gross Profit and Gross Margin

Below is a summary of our gross profit, in millions, and gross margin for the three-month periods ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021	Favorable / (Unfavorable)
Gross profit	$704	$700	$4
Gross margin	32.0%	35.5%	(350) bps

Gross profit margin was negatively impacted by:

•Increased commodity and transportation costs.

These amounts were partially offset by:

•Favorable net selling prices.
•Increased sales volume.

Selling, General and Administrative Expenses

Below is a summary of our selling, general and administrative expenses, in millions, and selling, general and administrative expenses as a percentage of net sales for the three-month periods ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021	(Favorable) / Unfavorable
Selling, general and administrative expenses	$351	$335	$16
Selling, general and administrative expenses as percentage of net sales	15.9%	17.0%	(110) bps

Selling, general and administrative expense as a percentage of sales was positively impacted by:

• Leverage of fixed expenses due primarily to increased sales volume.

These amounts were partially offset by:

•Increased other expenses including marketing and employee-related costs.

Operating Profit

Below is a summary of our operating profit, in millions, and operating profit margin for the three-month periods ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021	Favorable / (Unfavorable)
Operating profit	$353	$365	$(12)
Operating profit margin	16.0%	18.5%	(250) bps
Operating profit was negatively affected by:
•Increased commodity and transportation costs.
•Increased other expenses including marketing and employee-related costs.

These amounts were partially offset by:
•Favorable net selling prices.
•Increased sales volume.

OTHER INCOME (EXPENSE), NET

Interest Expense

 Below is a summary of our interest expense, in millions, for the three-month periods ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021	Favorable / (Unfavorable)
Interest expense	$(25)	$(202)	$177

The decrease in interest expense is primarily due to the absence of the $168 million loss on debt extinguishment which was recorded as additional interest expense in connection with the early retirement of debt in the first quarter of 2021. To a lesser extent, the decrease was also attributable to interest savings related to debt refinancing in the first quarter of 2021.

Other, net

Below is a summary of our other, net, in millions, for the three-month periods ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021	Favorable / (Unfavorable)
Other, net	$(1)	$(6)	$5

Other, net, for the three-month period ended March 31, 2022 included:

•$4 million of expense from the revaluation of contingent consideration related to a prior acquisition.
•$2 million of net periodic pension and post-retirement benefit expense.

These amounts were largely offset by:

•$4 million of realized foreign currency transaction gains.
•$2 million of gain related to the finalization of working capital items related to the divestiture of Hüppe.

Other, net, for the three-month period ended March 31, 2021 included:

•$11 million of net periodic pension and post-retirement benefit expense.

This amount was partially offset by:

•$3 million of dividend income related to preferred stock of ACProducts Holding, Inc.
•$2 million of earnings related to equity method investments.

INCOME TAXES

Below is a summary of our income tax expense, in millions, and our effective tax rate for the three-month periods ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021	(Favorable) / Unfavorable
Income tax expense	$75	$43	$32
Effective tax rate	23%	27%	(4)%

Our effective tax rate of 23 percent for the three-month period ended March 31, 2022 was lower than our normalized tax rate of 25 percent primarily due to:

•$5 million of additional state income tax benefit from a reduction in the liability for uncertain tax positions resulting from the expiration of statutes of limitation in the first quarter of 2022.

Our effective tax rate of 27 percent for the three-month period ended March 31, 2021 was higher than our normalized tax rate of 25 percent primarily due to:

•$5 million of income tax expense from the elimination of a disproportionate tax effect from accumulated other comprehensive income, relating to our interest rate swap, following the retirement of the related debt in March 2021.
•$5 million increase to income tax expense from a loss on the termination of our qualified domestic defined-benefit pension plans in 2021 providing no tax benefit in certain jurisdictions.

The increased income tax expense was partially offset by:

•$5 million of additional state income tax benefit from a reduction in the liability for uncertain tax positions resulting from the expiration of statutes of limitation in the first quarter of 2021.

NET INCOME AND INCOME PER COMMON SHARE — ATTRIBUTABLE TO MASCO CORPORATION

Below is a summary of our net income and diluted income per common share, in millions, except per share data, for the three-month periods ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021	Favorable / (Unfavorable)
Net income	$233	$94	$139
Diluted income per common share	$0.97	$0.34	$0.63

Business Segment and Geographic Area Results

The following table sets forth our net sales and operating profit information by Business Segment and Geographic Area, dollars in millions.

	Three Months Ended March 31,		Percent Change
	2022	2021	2022 vs 2021
Net Sales:
Plumbing Products	$1,359	$1,249	9%
Decorative Architectural Products	842	721	17%
Total	$2,201	$1,970	12%

North America	$1,734	$1,529	13%
International, principally Europe	467	441	6%
Total	$2,201	$1,970	12%

	Three Months Ended March 31,		Percent Change
	2022	2021	2022 vs 2021
Operating Profit: (A)
Plumbing Products	$228	$252	(10)%
Decorative Architectural Products	155	142	9%
Total	$383	$394	(3)%

North America	$300	$308	(3)%
International, principally Europe	83	86	(3)%
Total	383	394	(3)%
General corporate expense, net	(30)	(29)	3%
Total operating profit	$353	$365	(3)%

(A) Before general corporate expense, net; see Note M to the condensed consolidated financial statements.

BUSINESS SEGMENT RESULTS DISCUSSION

The following discussion of Business Segment and Geographic Area Results discussion refers to the three-month period ended March 31, 2022 compared to the same period of 2021. Changes in operating profit in the following Business Segment and Geographic Area Results discussion exclude general corporate expense, net.

Plumbing Products

Sales

Net sales in the Plumbing Products segment increased nine percent for the three-month period ended March 31, 2022. Favorable net selling prices and higher sales volume both increased sales by six percent. Such increases were partially offset by unfavorable foreign currency translation and the divestiture of Hüppe, which each decreased sales by two percent.

Operating Results

Operating profit in the Plumbing Products segment for the three-month period ended March 31, 2022 was negatively impacted by increased commodity, transportation, employee-related and marketing costs. These amounts were partially offset by favorable net selling prices and increased sales volume.

Decorative Architectural Products

Sales

Net sales in the Decorative Architectural Products segment increased 17 percent for the three-month period ended March 31, 2022 due primarily to favorable net selling prices of paints and other coating products, lighting products and builders' hardware products as well as higher sales volume of paints and other coating products and favorable sales mix of lighting products. These positive impacts were slightly offset by lower sales volume of lighting products.

Operating Results

Operating profit in the Decorative Architectural Products segment for the three-month period ended March 31, 2022 was positively impacted by favorable net selling prices and increased sales volume. These positive impacts were partially offset by increased commodity, transportation and marketing costs.

GEOGRAPHIC AREA RESULTS DISCUSSION

North America

Sales

North American net sales increased 13 percent for the three-month period ended March 31, 2022. Favorable net selling prices of paints and other coating products and plumbing products increased sales by nine percent and higher sales volume of paints and other coating products and plumbing products increased sales by four percent. These positive impacts were slightly offset by lower sales volume in lighting products, which decreased sales by one percent.

Operating Results

Operating profit in North America for the three-month period ended March 31, 2022 was negatively impacted by increased commodity, transportation, marketing and employee-related costs. These amounts were partially offset by favorable net selling prices and increased sales volume.

International, Principally Europe

Sales

International net sales increased six percent for the three-month period ended March 31, 2022. In local currencies (including sales in currencies outside their respective functional currencies), net sales increased 12 percent for the three-month period ended March 31, 2022. Higher sales volume of plumbing products increased sales by nine percent, favorable net selling prices of plumbing products increased sales by seven percent and favorable sales mix of plumbing products increased sales by one percent. These positive impacts were partially offset by the divestiture of our Hüppe business, which decreased sales five percent.

Operating Results

International operating profit for the three-month period ended March 31, 2022 was negatively impacted by increased commodity, transportation, employee-related and marketing costs. These amounts were partially offset by favorable net selling prices and increased sales volume.

Liquidity and Capital Resources

Our current ratio was 1.6 to 1 and 1.8 to 1 at March 31, 2022 and December 31, 2021, respectively. The decrease in our current ratio is primarily due to the $263 million of revolving credit loan borrowings at March 31, 2022.
For the three-month period ended March 31, 2022, net cash used for operating activities was $227 million. Cash flows from operating activities was affected by an increase in accounts receivable and inventories due to expected and annually recurring first quarter seasonality and increased net selling prices and commodity costs, respectively, compared with the fourth quarter 2021.
For the three-month period ended March 31, 2022, net cash used for financing activities was $187 million, primarily due to $364 million for the repurchase and retirement of our common stock (including 0.6 million shares repurchased to offset the dilutive impact of restricted stock units granted in 2022), $67 million for the payment of cash dividends, and $17 million for employee withholding taxes paid on stock-based compensation. These uses of cash were partially offset by $263 million in net proceeds from revolving credit loan borrowings.
For the three-month period ended March 31, 2022, net cash used for investing activities was $26 million, comprised primarily of $27 million for capital expenditures.
Our cash and cash investments were $479 million and $926 million at March 31, 2022 and December 31, 2021, respectively. Our cash and cash investments consist of overnight interest-bearing money market demand accounts, time deposit accounts, and money market mutual funds containing government securities and treasury obligations. While we attempt to diversify these investments in a prudent manner to minimize risk, it is possible that future changes in the financial markets could affect the security or availability of these investments. Of the cash and cash investments held at March 31, 2022 and December 31, 2021, $411 million and $490 million, respectively, was held in our foreign subsidiaries. If these funds were needed for our operations in the U.S., their repatriation into the U.S. would not result in significant additional U.S. income tax or foreign withholding tax, as we have recorded such taxes on substantially all undistributed foreign earnings, except for those that are legally restricted.
On March 4, 2021, we issued $600 million of 1.500% Notes due February 15, 2028, $600 million of 2.000% Notes due February 15, 2031 and $300 million of 3.125% Notes due February 15, 2051. We received proceeds of $1,495 million, net of discount, for the issuance of these Notes. The Notes are senior indebtedness and are redeemable at our option at the applicable redemption price. On March 22, 2021, proceeds from the debt issuances, together with cash on hand, were used to repay and early retire our $326 million 5.950% Notes due March 15, 2022, $500 million 4.450% Notes due April 1, 2025, and $500 million 4.375% Notes due April 1, 2026. In connection with these early retirements, we incurred a loss on debt extinguishment of $168 million, which was recorded as interest expense in the condensed consolidated statement of operations.

On March 13, 2019, we entered into a credit agreement (the "2019 Credit Agreement") with an aggregate commitment of $1.0 billion and a maturity date of March 13, 2024.  On December 22, 2021, we amended the 2019 Credit Agreement with the bank group (the "Amended Credit Agreement"). The 2019 Credit Agreement was amended to (i) expand the “Agreed Currencies” for which loans thereunder may be denominated outside of the swingline facility to include British Pounds Sterling and Canadian Dollars, together with their applicable interest rate benchmark, (ii) replace the London Interbank Offering Rate (“LIBOR”) with the Euro Interbank Offered Rate (“EURIBOR”) as the interest rate benchmark for purposes of loans denominated in Euros and (iii) provide mechanics for the replacement of a benchmark for an applicable Agreed Currency upon the occurrence of certain specified events.
Under the Amended Credit Agreement, at our request and subject to certain conditions, we can increase the aggregate commitment up to an additional $500 million with the current lenders or new lenders. See Note I to the condensed consolidated financial statements.
The Amended Credit Agreement contains financial covenants requiring us to maintain (A) a net leverage ratio, as adjusted for certain items, not exceeding 4.0 to 1.0, and (B) a minimum interest coverage ratio, as adjusted for certain items, not less than 2.5 to 1.0.  We were in compliance with all covenants and $263 million was borrowed and outstanding at a weighted average interest rate of 1.5798% under our Amended Credit Agreement at March 31, 2022.
On April 26, 2022, we entered into a revolving credit agreement (the “2022 Credit Agreement”) with an aggregate commitment of $1.0 billion and a maturity date of April 26, 2027. Under the 2022 Credit Agreement, the swingline loans borrowing capacity increased to $125 million. All other material terms are substantially the same as the Amended Credit Agreement as described in Note I, including the two financial covenants. Upon entry into the 2022 Credit Agreement, our 2019 Credit Agreement dated March 13, 2019, as amended, with an aggregate commitment of $1.0 billion, was terminated.
On April 26, 2022, we entered into a 364-day $500 million senior unsecured delayed draw term loan due April 26, 2023 with a syndicate of lenders. The senior unsecured term loan and commitments thereunder are subject to prepayment or termination at our option and the loans will bear interest at SOFR plus a spread adjustment and 0.70%. The covenants are substantially the same as those in the 2022 Credit Agreement.
During 2022, we anticipate using approximately $900 million of cash for share repurchases (including shares which will be purchased to offset any dilution from restricted stock units granted as part of our compensation programs).
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
All outstanding payments owed under the program are recorded within accounts payable in our condensed consolidated balance sheets. The amounts owed to participating financial institutions under the program and included in accounts payable were $52 million and $43 million at March 31, 2022 and December 31, 2021, respectively. We account for all payments made under the program as a reduction to our cash flows from operations and reported within our decrease in accounts payable and accrued liabilities, net, line within our condensed consolidated statements of cash flows. The amounts settled through the program and paid to participating financial institutions were $47 million and $46 million during the three-month periods ended March 31, 2022 and 2021, respectively. A downgrade in our credit rating or changes in the financial markets could limit the financial institutions’ willingness to commit funds to, and participate in, the program. We do not believe such risk would have a material impact on our working capital or cash flows, as substantially all of our payments are made outside of the program.
We believe that our present cash balance, cash flows from operations, and borrowing availability under our 2022 Credit Agreement are sufficient to fund our near-term working capital and other investment needs. We believe that our longer-term working capital and other general corporate requirements will be satisfied through cash flows from operations and, to the extent necessary, from bank borrowings and future financial market activities.

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

MASCO CORPORATION
Item 4.
CONTROLS AND PROCEDURES

a.     Evaluation of Disclosure Controls and Procedures.

The Company’s principal executive officer and principal financial officer have concluded, based on an evaluation of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15 that, as of March 31, 2022, the Company's disclosure controls and procedures were effective.

b.     Changes in Internal Control over Financial Reporting.

In connection with the evaluation of the Company's internal control over financial reporting that occurred during the quarter ended March 31, 2022, which is required under the Securities Exchange Act of 1934 by paragraph (d) of Exchange Rules 13a-15 or 15d-15 (as defined in paragraph (f) of Rule 13a-15), management determined that there was no change that materially affected or is reasonably likely to materially affect internal control over financial reporting.

MASCO CORPORATION

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

Information regarding legal proceedings involving us is set forth in Note P to our condensed consolidated financial statements included in Part I, Item 1 of this Report and is incorporated herein by reference.

Item 1A. Risk Factors

There have been no material changes to the risk factors of the Company set forth in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding the repurchase of our common stock for the three-month period ended March 31, 2022 under the 2021 share repurchase authorization:

Period	Total Number Of Shares Purchased	Average Price Paid Per Common Share	Total Number Of Shares Purchased As Part Of Publicly Announced Plans or Programs	Maximum Value Of Shares That May Yet Be Purchased Under The Plans Or Programs
1/1/22 - 1/31/22	1,814,981	$66.33	1,814,981	$1,008,051,714
2/1/22 - 2/28/22	1,962,034	$58.44	1,962,034	$893,395,061
3/1/22 - 3/31/22	2,364,872	$54.51	2,364,872	$764,476,342
Total for the quarter	6,141,887	$59.26	6,141,887	$764,476,342

MASCO CORPORATION

PART II.  OTHER INFORMATION, Continued

Item 6. Exhibits

10a	–
Credit Agreement dated as of April 26, 2022 by and among Masco Corporation and Masco Europe S.à r.l. as borrowers, the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Citibank, N.A. and PNC Bank, National Association, as Co-Syndication Agents, and Deutsche Bank Securities, Inc., Royal Bank of Canada, Truist Bank, Bank of America, N.A., Fifth Third Bank and Wells Fargo Bank, National Association, as Co-Documentation Agents

10b	–
Term Loan Credit Agreement dated as of April 26, 2022 by and among Masco Corporation as borrower, the lenders party thereto, PNC Bank, National Association, as Administrative Agent and PNC Capital Markets LLC as Sole Bookrunner and Sole Lead Arranger

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
The following financial information from Masco Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Shareholders' Equity, and (vi) Notes to Condensed Consolidated Financial Statements.

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

April 27, 2022