Form 10-Q
period 2022-06-30
MASCO CORP /DE/
filed 2022-07-28
CIK 62996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
or
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

    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
    ☐ Yes   ☒ No

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at June 30, 2022
Common stock, par value $1.00 per share	225,519,663

MASCO CORPORATION

INDEX

MASCO CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

June 30, 2022 and December 31, 2021
(In Millions, Except Share Data)

	June 30, 2022	December 31, 2021
ASSETS
Current Assets:
Cash and cash investments	$440	$926
Receivables	1,434	1,171
Prepaid expenses and other	131	109
Inventories:
Finished goods	823	702
Raw material	411	383
Work in process	120	131
	1,354	1,216
Total current assets	3,359	3,422
Property and equipment, net	884	896
Goodwill	554	568
Other intangible assets, net	369	388
Operating lease right-of-use assets	198	187
Other assets	103	114
Total assets	$5,467	$5,575

LIABILITIES
Current Liabilities:
Accounts payable	$1,128	$1,045
Notes payable	508	10
Accrued liabilities	831	884
Total current liabilities	2,467	1,939
Long-term debt	2,946	2,949
Noncurrent operating lease liabilities	185	172
Other liabilities	410	437
Total liabilities	6,008	5,497

Commitments and contingencies (Note P)
Redeemable noncontrolling interest	22	22

EQUITY
Masco Corporation's shareholders' equity:
Common shares, par value $1 per share Authorized shares: 1,400,000,000; Issued and outstanding: 2022 – 225,200,000; 2021 – 241,200,000	225	241
Preferred shares authorized: 1,000,000; Issued and outstanding: 2022 and 2021 – None	—	—
Paid-in capital	7	—
Retained deficit	(1,154)	(652)
Accumulated other comprehensive income	180	232
Total Masco Corporation's shareholders' (deficit)	(742)	(179)
Noncontrolling interest	179	235
Total equity	(563)	56
Total liabilities and equity	$5,467	$5,575
See notes to condensed consolidated financial statements.

MASCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

For the Three and Six Months Ended June 30, 2022 and 2021
(In Millions, Except Per Common Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net sales	$2,352	$2,179	$4,553	$4,149
Cost of sales	1,583	1,388	3,080	2,658
Gross profit	769	791	1,473	1,491
Selling, general and administrative expenses	361	354	712	689
Operating profit	408	437	761	802
Other income (expense), net:
Interest expense	(28)	(25)	(53)	(227)
Other, net	17	(415)	16	(421)
	(11)	(440)	(37)	(648)
Income (loss) before income taxes	397	(3)	724	154
Income tax expense	103	12	178	55
Net income (loss)	294	(15)	546	99
Less: Net income attributable to noncontrolling interest	16	21	35	41
Net income (loss) attributable to Masco Corporation	$278	$(36)	$511	$58

Income (loss) per common share attributable to Masco Corporation:
Basic:
Net income (loss)	$1.19	$(0.14)	$2.17	$0.21
Diluted:
Net income (loss)	$1.18	$(0.14)	$2.15	$0.20
See notes to condensed consolidated financial statements.

MASCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

For the Three and Six Months Ended June 30, 2022 and 2021
(In Millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income (loss)	$294	$(15)	$546	$99
Less: Net income attributable to noncontrolling interest	16	21	35	41
Net income (loss) attributable to Masco Corporation	$278	$(36)	$511	$58
Other comprehensive (loss) income, net of tax (Note L):
Cumulative translation adjustment	$(55)	$37	$(66)	$1
Interest rate swaps	—	—	—	7
Pension and other post-retirement benefits	1	358	2	363
Other comprehensive (loss) income, net of tax	(54)	395	(64)	371
Less: Other comprehensive (loss) income attributable to noncontrolling interest	(8)	2	(12)	(10)
Other comprehensive (loss) income attributable to Masco Corporation	$(46)	$393	$(52)	$381
Total comprehensive income	$240	$380	$482	$470
Less: Total comprehensive income attributable to noncontrolling interest	8	23	23	31
Total comprehensive income attributable to Masco Corporation	$232	$357	$459	$439

See notes to condensed consolidated financial statements.

MASCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

For the Six Months Ended June 30, 2022 and 2021
(In Millions)

	Six Months Ended June 30,
	2022	2021
CASH FLOWS FROM (FOR) OPERATING ACTIVITIES:
Cash provided by operations	$662	$610
Increase in receivables	(296)	(238)
Increase in inventories	(159)	(147)
(Decrease) increase in accounts payable and accrued liabilities, net	(33)	14
Net cash from operating activities	174	239

CASH FLOWS FROM (FOR) FINANCING ACTIVITIES:
Retirement of notes	—	(1,326)
Purchase of Company common stock	(914)	(750)
Cash dividends paid	(131)	(96)
Dividends paid to noncontrolling interest	—	(43)
Issuance of notes, net of issuance costs	—	1,481
Proceeds from term loan	500	—
Debt extinguishment costs	—	(160)
Proceeds from the exercise of stock options	1	1
Employee withholding taxes paid on stock-based compensation	(17)	(14)
Decrease in debt, net	(7)	(2)
Net cash for financing activities	(568)	(909)

CASH FLOWS FROM (FOR) INVESTING ACTIVITIES:
Capital expenditures	(70)	(53)
Acquisition of businesses, net of cash acquired	—	(1)
Proceeds from disposition of:
Businesses, net of cash disposed	—	5
Other financial investments	1	168
Other, net	(5)	3
Net cash (for) from investing activities	(74)	122

Effect of exchange rate changes on cash and cash investments	(18)	(9)

CASH AND CASH INVESTMENTS:
Decrease for the period	(486)	(557)
At January 1	926	1,326
At June 30	$440	$769
See notes to condensed consolidated financial statements.

MASCO CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)

For the Three and Six Months Ended June 30, 2022 and 2021
(In Millions, Except Per Common Share Data)

	Total	Common Shares ($1 par value)	Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interest
Balance, January 1, 2021	$421	$258	$—	$79	$(142)	$226
Total comprehensive income (loss)	90	—	—	94	(12)	8
Shares issued	—	1	(1)	—	—	—
Shares retired:
Repurchased	(303)	(6)	(27)	(270)	—	—
Surrendered (non-cash)	(13)	—	—	(13)	—	—
Redeemable noncontrolling interest - redemption adjustment	(6)	—	—	(6)	—	—
Stock-based compensation	28	—	28	—	—	—
Balance, March 31, 2021	$217	$253	$—	$(116)	$(154)	$234
Total comprehensive income (loss)	380	—	—	(36)	393	23
Shares retired:
Repurchased	(447)	(6)	(12)	(429)	—	—
Cash dividends declared	(59)	—	—	(59)	—	—
Dividends declared to noncontrolling interest	(43)	—	—	—	—	(43)
Stock-based compensation	12	—	12	—	—	—
Balance, June 30, 2021	$60	$247	$—	$(640)	$239	$214

MASCO CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited) (Concluded)

For the Three and Six Months Ended June 30, 2022 and 2021
(In Millions, Except Per Common Share Data)

	Total	Common Shares ($1 par value)	Paid-In Capital	Retained (Deficit) Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest
Balance, January 1, 2022	$56	$241	$—	$(652)	$232	$235
Total comprehensive income (loss)	242	—	—	233	(6)	15
Shares issued	1	1	—	—	—	—
Shares retired:
Repurchased	(364)	(6)	(27)	(331)	—	—
Surrendered (non-cash)	(17)	—	—	(17)	—	—
Cash dividends declared	(67)	—	—	(67)	—	—
Redeemable noncontrolling interest - redemption adjustment	1	—	—	1	—	—
Stock-based compensation	27	—	27	—	—	—
Balance, March 31, 2022	$(121)	$236	$—	$(833)	$226	$250
Total comprehensive income (loss)	240	—	—	278	(46)	8
Shares retired:
Repurchased	(550)	(11)	(5)	(534)	—	—
Cash dividends declared	(64)	—	—	(64)	—	—
Dividends declared to noncontrolling interest	(79)	—	—	—	—	(79)
Redeemable noncontrolling interest - redemption adjustment	(1)	—	—	(1)	—	—
Stock-based compensation	12	—	12	—	—	—
Balance, June 30, 2022	$(563)	$225	$7	$(1,154)	$180	$179
See notes to condensed consolidated financial statements.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

A. ACCOUNTING POLICIES

In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments, of a normal recurring nature, necessary to fairly state our financial position at June 30, 2022, our results of operations and comprehensive income (loss) for the three and six months ended June 30, 2022 and 2021, cash flows for the six months ended June 30, 2022 and 2021 and changes in shareholders' equity for the three and six months ended June 30, 2022 and 2021. The condensed consolidated balance sheet at December 31, 2021 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted ("GAAP") in the United States of America.
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
The remaining 24.9 percent equity interest in ESS is subject to a call and put option that is exercisable by us or the sellers, respectively, any time after December 31, 2023. The redemption value of the call and put option is the same and based on a floating EBITDA value. The call and put options were determined to be embedded within the redeemable noncontrolling interest and were recorded as temporary equity in the condensed consolidated balance sheet. We elected to adjust the redeemable noncontrolling interest to its full redemption amount directly into retained deficit.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

B. ACQUISITIONS, Concluded

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

C. DIVESTITURES
On May 31, 2021, we completed the divestiture of our Hüppe GmbH ("Hüppe") business, a manufacturer of shower enclosures and shower trays. In connection with the divestiture, we recognized a loss of $18 million for the three and six months ended June 30, 2021, which is included in other, net in our condensed consolidated statements of operations. This loss resulted primarily from the recognition of $23 million of currency translation losses that were previously included within accumulated other comprehensive income. During the six months ended June 30, 2022, we recorded a $2 million pre-tax post-closing gain related to the finalization of working capital items in other, net in our condensed consolidated statement of operations. The sale of Hüppe did not represent a strategic shift that will have a major effect on our operations and financial results and therefore was not presented as discontinued operations. Prior to the divestiture, the results of the business were included in our Plumbing Products segment.

D. REVENUE
Our revenues are derived primarily from sales to customers in North America and Internationally, principally Europe. Net sales from these geographic markets, by segment, were as follows, in millions:

	Three Months Ended June 30, 2022
	Plumbing Products	Decorative Architectural Products	Total
Primary geographic markets:
North America	$926	$979	$1,905
International, principally Europe	447	—	447
Total	$1,373	$979	$2,352

	Six Months Ended June 30, 2022
	Plumbing Products	Decorative Architectural Products	Total
Primary geographic markets:
North America	$1,818	$1,821	$3,639
International, principally Europe	914	—	914
Total	$2,732	$1,821	$4,553

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

D. REVENUE, Concluded

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

Our contract asset balance was $2 million and $1 million at June 30, 2022 and December 31, 2021, respectively. Our contract liability balance was $25 million and $67 million at June 30, 2022 and December 31, 2021, respectively.
We recognized $8 million of revenue for the three months ended June 30, 2022 and we reversed $1 million of revenue for the three months ended June 30, 2021 related to performance obligations settled in previous quarters of the same year. We recognized $8 million and $13 million of revenue for the three and six months ended June 30, 2022, respectively, and $3 million and $4 million of revenue for the three and six months ended June 30, 2021, respectively, related to performance obligations settled in previous years.
Changes in the allowance for credit losses deducted from accounts receivable were as follows, in millions:

	Six Months Ended June 30, 2022	Twelve Months Ended December 31, 2021
Balance at January 1	$6	$7
Provision for expected credit losses during the period	2	1
Write-offs charged against the allowance	(1)	(2)
Recoveries of amounts previously written off	1	1
Other (A)	—	(1)
Balance at end of period	$8	$6

(A)    As a result of Hüppe being divested in May 2021, $1 million for the year ended December 31, 2021 was removed from allowance for credit losses.

E. DEPRECIATION AND AMORTIZATION
Depreciation and amortization expense was $71 million and $78 million for the six months ended June 30, 2022 and 2021, respectively.

F. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill at June 30, 2022, by segment, was as follows, in millions:

	Gross Goodwill At June 30, 2022	Accumulated Impairment Losses	Net Goodwill At June 30, 2022
Plumbing Products	$609	$(301)	$308
Decorative Architectural Products	366	(120)	246
Total	$975	$(421)	$554

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

F. GOODWILL AND OTHER INTANGIBLE ASSETS, Concluded

The changes in the carrying amount of goodwill for the six months ended June 30, 2022, by segment, were as follows, in millions:

	Gross Goodwill At December 31, 2021	Accumulated Impairment Losses	Net Goodwill At December 31, 2021	Other (B)	Net Goodwill At June 30, 2022
Plumbing Products (A)	$623	$(301)	$322	$(14)	$308
Decorative Architectural Products	366	(120)	246	—	246
Total	$989	$(421)	$568	$(14)	$554

(A)     As a result of Hüppe being divested in May 2021, both gross goodwill and accumulated impairment losses for the Plumbing Products segment were reduced by $39 million.
(B)    Other consists of the effect of foreign currency translation.

The carrying value of our other indefinite-lived intangible assets was $108 million and $109 million at June 30, 2022 and December 31, 2021, respectively, and principally included registered trademarks. The carrying value of our definite-lived intangible assets was $261 million (net of accumulated amortization of $79 million) and $279 million (net of accumulated amortization of $75 million) at June 30, 2022 and December 31, 2021, respectively, and principally included customer relationships.

G. FAIR VALUE OF FINANCIAL INSTRUMENTS
Kraus Acquisition Contingent Consideration. As described in Note B, we may be obligated to pay up to an additional $50 million in 2023 for the Kraus acquisition contingent upon the achievement of certain financial performance metrics for the year ending December 31, 2022. The measurement of the liability for contingent consideration is based on significant inputs that are not observable in the market, and are therefore classified as Level 3 inputs. Examples of utilized unobservable inputs are estimated future revenues and earnings of the acquired business and an applicable discount rate. The estimate of the liability may fluctuate if there are changes in the forecast of the acquired business' future revenues and earnings, as a result of actual levels achieved, or in the discount rate used to determine the present value of contingent future cash flows. All subsequent remeasurements from the initial estimate at the time of acquisition are recorded in other, net in our condensed consolidated statements of operations, as described in Note N. As of June 30, 2022, we do not believe the financial performance metrics will be met and the fair value of the liability was estimated to be nil, using probability weighted discounted cash flows and a discount rate that reflects the uncertainty surrounding the expected outcomes, which we believe is appropriate and representative of a market participant assumption. The fair value of the liability was estimated to be $24 million as of December 31, 2021.

Fair Value of Debt. The fair value of our short-term and long-term fixed-rate debt instruments is based principally upon modeled market prices for the same or similar issues, which are Level 1 inputs. The 364-day term loan has an interest rate that resets monthly and the fair value of this instrument approximates the carrying value at June 30, 2022. The aggregate estimated market value of our short-term and long-term debt at June 30, 2022 was approximately $3.1 billion, compared with the aggregate carrying value of $3.5 billion. The aggregate estimated market value of our short-term and long-term debt at December 31, 2021 was approximately $3.2 billion, compared with the aggregate carrying value of $3.0 billion.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

H. WARRANTY LIABILITY
Changes in our warranty liability were as follows, in millions:

	Six Months Ended June 30, 2022	Twelve Months Ended December 31, 2021
Balance at January 1	$80	$83
Accruals for warranties issued during the period	19	38
Accruals related to pre-existing warranties	2	(8)
Settlements made (in cash or kind) during the period	(16)	(31)
Other, net (including currency translation and acquisitions)	(2)	(2)
Balance at end of period	$83	$80

I. DEBT
On April 26, 2022, we entered into a revolving credit agreement (the “2022 Credit Agreement”) with an aggregate commitment of $1.0 billion and a maturity date of April 26, 2027. Under the 2022 Credit Agreement, at our request and subject to certain conditions, we can increase the aggregate commitment up to an additional $500 million with the current lenders or new lenders. Upon entry into the 2022 Credit Agreement, our credit agreement dated March 13, 2019, as amended, with an aggregate commitment of $1.0 billion, was terminated.

The 2022 Credit Agreement provides for an unsecured revolving credit facility available to us and one of our foreign subsidiaries, in U.S. dollars, European euros, British Pounds Sterling, Canadian dollars and certain other currencies for revolving credit loans, swingline loans and letters of credit. Borrowings under the revolving credit loans denominated in any agreed upon currency other than U.S. dollars are limited to the equivalent of $500 million. We can also borrow swingline loans up to $125 million and obtain letters of credit of up to $25 million. Outstanding letters of credit under the 2022 Credit Agreement reduce our borrowing capacity and we had no outstanding letters of credit at June 30, 2022.
Revolving credit loans denominated in U.S. dollars bear interest under the 2022 Credit Agreement at our option, at (A) SOFR rate for the interest period in effect for the borrowing, plus 0.1%, plus an applicable margin based upon our then-applicable corporate credit ratings; or (B) a rate per annum equal to the greatest of (i) the U.S. prime rate, (ii) the Federal Reserve Bank of New York effective rate plus 0.50% and (iii) the adjusted term SOFR rate for a one month interest period, plus 1.0%; plus an applicable margin based upon our then-applicable corporate credit ratings. Foreign currency revolving credit loans denominated in Canadian dollars bear interest at a rate per annum equal to the greater of (i) the rate equal to the PRIMCAN Index rate and (ii) the CDOR rate for a one month interest period, plus 1.0%; plus an applicable margin based upon our then-applicable corporate credit ratings. Foreign currency revolving credit loans denominated in British Pounds Sterling bear interest at a rate per annum equal to the Daily Simple SONIA, plus an applicable margin based upon our then-applicable corporate credit ratings. Foreign currency revolving credit loans denominated in European euros bear interest at the adjusted EURIBOR rate, plus an applicable margin based upon our then-applicable corporate credit ratings. The various benchmarks are subject to applicable floors.

The 2022 Credit Agreement contains financial covenants requiring us to maintain (A) a net leverage ratio, as adjusted for certain items, not exceeding 4.0 to 1.0, and (B) an interest coverage ratio, as adjusted for certain items, not less than 2.5 to 1.0.
In order for us to borrow under the 2022 Credit Agreement, there must not be any default in our covenants in the 2022 Credit Agreement (i.e., in addition to the two financial covenants described above, principally limitations on subsidiary debt, negative pledge restrictions, and requirements relating to legal compliance, maintenance of our properties and insurance) and our representations and warranties in the 2022 Credit Agreement must be true in all material respects on the date of borrowing (i.e., principally no material adverse change or litigation likely to result in a material adverse change, since December 31, 2021, no material ERISA or environmental non-compliance, and no material tax deficiency). We were in compliance with all covenants and no borrowings were outstanding at June 30, 2022.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

I. DEBT, Concluded

On April 26, 2022, we entered into a 364-day $500 million senior unsecured delayed draw term loan due April 26, 2023 with a syndicate of lenders. The senior unsecured term loan and commitments thereunder are subject to prepayment or termination at our option and the loans will bear interest at SOFR plus a spread adjustment and 0.70%. The covenants, including the financial covenants, are substantially the same as those in the 2022 Credit Agreement.

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

J. STOCK-BASED COMPENSATION

Our 2014 Long Term Stock Incentive Plan provides for the issuance of stock-based incentives in various forms to our employees and non-employee Directors. At June 30, 2022, outstanding stock-based incentives were in the form of restricted stock units, performance restricted stock units, stock options, long-term stock awards and phantom stock awards.

Pre-tax compensation expense for these stock-based incentives was as follows, in millions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Restricted stock units	$6	$4	$25	$23
Performance restricted stock units	3	4	4	6
Stock options	1	1	6	5
Long-term stock awards	2	3	4	6
Phantom stock awards	—	—	—	2
Total	$12	$12	$39	$42
Restricted Stock Units. Restricted stock units are granted to our key employees and non-employee Directors. These grants did not cause net share dilution due to our practice of repurchasing and retiring an equal number of shares in the open market.
We granted 605,100 restricted stock units in the six months ended June 30, 2022 with a weighted average grant date fair value of $59 per share.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

J. STOCK-BASED COMPENSATION, Continued
Our restricted stock unit activity was as follows, units in millions:

	Six Months Ended June 30,
	2022	2021
Unvested restricted stock units at January 1	1	—
Weighted average grant date fair value	$54	$47

Restricted stock units granted	1	1
Weighted average grant date fair value	$59	$57

Restricted stock units vested	1	—
Weighted average grant date fair value	$53	$47

Restricted stock units forfeited	—	—
Weighted average grant date fair value	$56	$54

Unvested restricted stock units at June 30	1	1
Weighted average grant date fair value	$57	$54

At June 30, 2022 and 2021, there was $25 million and $20 million, respectively, of unrecognized compensation expense related to unvested restricted stock units; such units had a weighted average remaining vesting period of two years at both June 30, 2022 and 2021.

The total market value (at the vesting date) of restricted stock units which vested was $19 million and $7 million during the six months ended June 30, 2022 and 2021, respectively.

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
During the six months ended June 30, 2022, we granted 91,820 performance restricted stock units with a grant date fair value of approximately $55 per share and 167,903 shares were issued. No performance restricted stock units were forfeited during the six months ended June 30, 2022. During the six months ended June 30, 2021, we granted 85,360 performance restricted stock units with a grant date fair value of approximately $53 per share and 104,757 shares were issued. No performance restricted stock units were forfeited during the six months ended June 30, 2021.
Stock Options. Stock options are granted to certain key employees.
We granted 337,790 shares of stock options in the six months ended June 30, 2022 with a grant date weighted average exercise price of approximately $59 per share.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

J. STOCK-BASED COMPENSATION, Continued

Our stock option activity was as follows, shares in millions:

	Six Months Ended June 30,
	2022	2021
Option shares outstanding, January 1	3	2
Weighted average exercise price	$37	$33

Option shares granted	—	1
Weighted average exercise price	$59	$56

Option shares exercised	—	—
Aggregate intrinsic value on date of exercise (A)	$—	$1 million
Weighted average exercise price	$38	$20

Option shares forfeited	—	—
Weighted average exercise price	$37	$11

Option shares outstanding, June 30	3	3
Weighted average exercise price	$39	$36
Weighted average remaining option term (in years)	6	6

Option shares vested and expected to vest, June 30	3	3
Weighted average exercise price	$39	$36
Aggregate intrinsic value (A)	$39 million	$62 million
Weighted average remaining option term (in years)	6	6

Option shares exercisable (vested), June 30	2	2
Weighted average exercise price	$34	$30
Aggregate intrinsic value (A)	$35 million	$49 million
Weighted average remaining option term (in years)	5	5

(A)    Aggregate intrinsic value is calculated using our stock price at each respective date, less the exercise price (grant date price), multiplied by the number of shares.

At June 30, 2022 and 2021, there was $3 million and $5 million, respectively, of unrecognized compensation expense (using the Black-Scholes option pricing model at the grant date) related to unvested stock options; such options had a weighted average remaining vesting period of two years at both June 30, 2022 and 2021.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

J. STOCK-BASED COMPENSATION, Concluded
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

Long-Term Stock Awards. Prior to the amendment of our 2014 Long Term Stock Incentive Plan in December 2019, we granted long-term stock awards to our key employees and non-employee Directors. We did not grant shares of long-term stock awards in the six months ended June 30, 2022 and 2021.

Our long-term stock award activity was as follows, shares in millions:

	Six Months Ended June 30,
	2022	2021
Unvested stock award shares at January 1	1	1
Weighted average grant date fair value	$37	$36

Stock award shares vested	1	—
Weighted average grant date fair value	$37	$34

Stock award shares forfeited	—	—
Weighted average grant date fair value	$37	$37

Unvested stock award shares at June 30	—	1
Weighted average grant date fair value	$38	$37

At June 30, 2022 and 2021, there was $6 million and $15 million, respectively, of total unrecognized compensation expense related to unvested stock awards; such awards had a weighted average remaining vesting period of one year and two years at June 30, 2022 and 2021, respectively.

The total market value (at the vesting date) of stock award shares which vested was $21 million and $27 million during the six months ended June 30, 2022 and 2021, respectively.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

K. EMPLOYEE RETIREMENT PLANS
Net periodic pension cost for our defined-benefit pension plans, with the exception of service cost, is recorded in other, net, in our condensed consolidated statements of operations. Net periodic pension cost for our defined-benefit pension plans was as follows, in millions:

	Three Months Ended June 30,
	2022		2021
	Qualified	Non-Qualified	Qualified	Non-Qualified
Service cost	$—	$—	$1	$—
Interest cost	—	1	5	—
Expected return on plan assets	—	—	(3)	—
Settlement loss	—	—	406	—
Amortization of net loss	1	—	5	1
Net periodic pension cost	$1	$1	$414	$1

	Six Months Ended June 30,
	2022		2021
	Qualified	Non-Qualified	Qualified	Non-Qualified
Service cost	$1	$—	$2	$—
Interest cost	1	2	13	1
Expected return on plan assets	(1)	—	(7)	—
Settlement loss	—	—	406	—
Amortization of net loss	2	1	11	2
Net periodic pension cost	$3	$3	$425	$3

In December 2019, our Board of Directors approved the termination of our qualified domestic defined-benefit pension plans. In the second quarter of 2021, we settled these plans and made a final contribution of $101 million. The settlement loss included $447 million of pre-tax actuarial losses that were reclassified out of accumulated other comprehensive income during both the three and six months ended June 30, 2021.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

L. RECLASSIFICATIONS FROM ACCUMULATED OTHER COMPREHENSIVE INCOME
The reclassifications from accumulated other comprehensive income to the condensed consolidated statements of operations were as follows, in millions:

	Amounts Reclassified
Accumulated Other Comprehensive Income	Three Months Ended June 30,		Six Months Ended June 30,		Statement of Operations Line Item
	2022	2021	2022	2021
Settlement and amortization of defined-benefit pension and other post-retirement benefits (A):
Actuarial losses, net	$1	$9	$3	$16	Other, net
Settlement loss	—	447	—	447	Other, net
Tax (benefit)	—	(98)	(1)	(100)
Net of tax	$1	$358	$2	$363

Interest rate swaps (B)	$—	$—	$—	$2	Interest expense
Tax expense	—	—	—	5
Net of tax	$—	$—	$—	$7

(A)    In the second quarter of 2021, we settled our qualified domestic defined-benefit pension plans and recognized $447 million of pre-tax actuarial losses from accumulated other comprehensive income and $96 million of income tax benefit, which included $11 million of related disproportionate tax expense. Additionally, the amortization of defined-benefit pension and other post-retirement benefits included $3 million, net of tax, due to the disposition of pension plans in connection with the divestiture of Hüppe.

(B)    Upon full repayment and retirement of the 5.950% Notes due March 15, 2022 in the first quarter of 2021, we recognized the remaining interest rate swap loss and related disproportionate tax expense.

In addition to the above amounts, we reclassified $23 million of currency translation losses from accumulated other comprehensive income to the condensed consolidated statements of operations in conjunction with the divestiture of Hüppe in the second quarter of 2021.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

M. SEGMENT INFORMATION

Information by segment and geographic area was as follows, in millions:

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	2022	2021	2022	2021	2022	2021
	Net Sales (A)		Operating Profit		Net Sales (A)		Operating Profit
Operations by segment:
Plumbing Products	$1,373	$1,329	$238	$273	$2,732	$2,578	$466	$525
Decorative Architectural Products	979	850	192	188	1,821	1,571	347	330
Total	$2,352	$2,179	$430	$461	$4,553	$4,149	$813	$855
Operations by geographic area:
North America	$1,905	$1,717	$356	$370	$3,639	$3,246	$656	$678
International, principally Europe	447	462	74	91	914	903	157	177
Total	$2,352	$2,179	430	461	$4,553	$4,149	813	855
General corporate expense, net			(22)	(24)			(52)	(53)
Operating profit			408	437			761	802
Other income (expense), net			(11)	(440)			(37)	(648)
Income (loss) before income taxes			$397	$(3)			$724	$154

(A)    Inter-segment sales were not material.

N. OTHER INCOME (EXPENSE), NET

Other, net, which is included in other income (expense), net, was as follows, in millions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Contingent consideration (A)	$28	$—	$24	$—
Foreign currency transaction (losses) gains	(6)	2	(2)	2
Net periodic pension and post-retirement benefit expense (B)	(3)	(415)	(5)	(426)
Loss on sale of businesses, net	(3)	(18)	(1)	(18)
Income from cash and cash investments	1	—	1	—
Gain on preferred stock redemption (C)	—	14	—	14
Dividend income	—	3	—	6
Equity investment income, net	—	—	—	2
Other items, net	—	(1)	(1)	(1)
Total other, net	$17	$(415)	$16	$(421)

(A)    In the three and six months ended June 30, 2022 we recognized $28 million and $24 million, respectively, of income from the revaluation of contingent consideration related to a prior acquisition. Refer to Note G for additional information.
(B)    In the second quarter of 2021, we settled our qualified domestic defined-benefit pension plans and recognized $406 million of additional pension expense.
(C)    In May 2021, we received, in cash, $166 million for the redemption of the AC Products Holding, Inc. preferred stock, including all accrued but unpaid dividends, and recognized a gain of $14 million.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

O. INCOME (LOSS) PER COMMON SHARE

Reconciliations of the numerators and denominators used in the computations of basic and diluted income (loss) per common share were as follows, in millions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator (basic and diluted):
Net income (loss)	$278	$(36)	$511	$58
Less: Allocation to redeemable noncontrolling interest	1	—	—	6
Less: Allocation to unvested restricted stock awards	1	—	2	—
Net income (loss) attributable to common shareholders	$276	$(36)	$509	$52

Denominator:
Basic common shares (based upon weighted average)	231	252	235	254
Add: Stock option dilution	2	—	2	2
Diluted common shares	233	252	237	256

For the three and six months ended June 30, 2022, we allocated dividends and undistributed earnings to the unvested restricted stock awards. For the three and six months ended June 30, 2021, we allocated dividends to the unvested restricted stock awards.

The following stock options and restricted stock units were excluded from the computation of weighted-average diluted common shares outstanding due to their anti-dilutive effect, in thousands:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Number of stock options	670	2,802	599	260
Number of restricted stock units	249	464	17	1

Effective February 10, 2021, our Board of Directors authorized the repurchase, for retirement, of up to $2.0 billion of shares of our common stock in open-market transactions or otherwise. In May 2022, we entered into an accelerated stock repurchase transaction whereby we agreed to repurchase a total of $500 million of our common stock with an initial delivery of approximately 7.9 million shares. This transaction was completed on June 28, 2022, at which time we received, at no additional cost, approximately 1.6 million additional shares of our common stock resulting from changes in the volume weighted average stock price of our common stock over the term of the transaction, less a discount. In total, we repurchased and retired approximately 16.6 million shares of our common stock in the six months ended June 30, 2022 for approximately $914 million. This included 0.6 million shares to offset the dilutive impact of restricted stock units granted in the six months ended June 30, 2022. At June 30, 2022, we had $214 million remaining under the 2021 authorization.

On the basis of amounts paid (declared), cash dividends per common share were $0.280 ($0.280) and $0.560 ($0.560) for the three and six months ended June 30, 2022, respectively, and $0.235 ($0.235) and $0.375 ($0.235) for the three and six months ended June 30, 2021, respectively.

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

Q. INCOME TAXES

Our 2021 income tax expense was impacted by the elimination of disproportionate tax effects from accumulated other comprehensive income resulting in income tax expense of $5 million in the first quarter and $11 million in the second quarter, related to our debt retirement and pension plan termination, respectively.

MASCO CORPORATION
Item 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Recent Trends

We are experiencing, and may continue to experience, higher commodity and other input costs, higher transportation costs and supply chain disruptions, particularly disruptions related to our ability to source products, components and raw materials. We are also experiencing and may continue to experience employee-related cost inflation and constraints in hiring qualified employees. We aim to offset the potential unfavorable impact of these items with productivity improvement and other initiatives.
In addition, the COVID-19 pandemic continues to disrupt global economic activity, including our workforce and operations, as well as the operations of our customers and suppliers. There remains uncertainty regarding the ongoing COVID-19 pandemic and the resulting impact on our future operations and financial results.
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

SECOND QUARTER 2022 AND THE FIRST SIX MONTHS 2022 VERSUS
SECOND QUARTER 2021 AND THE FIRST SIX MONTHS 2021

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

The following discussion of consolidated results of operations refers to the three and six months ended June 30, 2022 compared to the same periods of 2021.

SALES AND OPERATIONS

Net Sales

Below is a summary of our net sales, in millions, for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	Change	2022	2021	Change
Net sales, as reported	$2,352	$2,179	$173	$4,553	$4,149	$404
Acquisitions	(5)	—	(5)	(11)	—	(11)
Divestitures	—	(12)	12	—	(32)	32
Net sales, excluding acquisitions and divestitures	2,347	2,167	180	4,542	4,117	425
Currency translation	57	—	57	88	—	88
Net sales, excluding acquisitions, divestitures and the effect of currency translation	$2,404	$2,167	$237	$4,630	$4,117	$513

Net sales for the three months ended June 30, 2022 were $2.4 billion, which increased eight percent compared to the three months ended June 30, 2021. Excluding acquisitions, divestitures and the effect of currency translation, net sales increased 11 percent. Net sales for the six months ended June 30, 2022 were $4.6 billion, which increased 10 percent compared to the six months ended June 30, 2021. Excluding acquisitions, divestitures and the effect of currency translation, net sales increased 12 percent.

Net sales for the three and six months ended June 30, 2022 increased primarily due to:

•Higher net selling prices across the entire company which increased sales by 10 percent and nine percent for the three and six months ended June 30, 2022, respectively.
•Higher sales volume of plumbing products and paints and other coating products which increased sales by two percent and four percent for the three and six months ended June 30, 2022, respectively.

These amounts were partially offset by:

•Unfavorable foreign currency translation which decreased sales by three percent and two percent for the three and six months ended June 30, 2022, respectively.
•Lower sales volume of lighting and builders' hardware products which decreased sales one percent for both periods.
•The divestiture of our Hüppe business which decreased sales one percent for both periods.

Gross Profit and Gross Margin

Below is a summary of our gross profit, in millions, and gross margin for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	Favorable / (Unfavorable)	2022	2021	Favorable / (Unfavorable)
Gross profit	$769	$791	$(22)	$1,473	$1,491	$(18)
Gross margin	32.7%	36.3%	(360) bps	32.4%	35.9%	(350) bps

For the three and six months ended June 30, 2022, gross profit margin was negatively impacted by:

•Increased commodity and other input costs and transportation costs.

These amounts were partially offset by:

•Favorable net selling prices.
•Increased sales volume.

Selling, General and Administrative Expenses

Below is a summary of our selling, general and administrative expenses, in millions, and selling, general and administrative expenses as a percentage of net sales for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	(Favorable) / Unfavorable	2022	2021	(Favorable) / Unfavorable
Selling, general and administrative expenses	$361	$354	$7	$712	$689	$23
Selling, general and administrative expenses as percentage of net sales	15.3%	16.2%	(90) bps	15.6%	16.6%	(100) bps

For the three and six months ended June 30, 2022, selling, general and administrative expense as a percentage of sales was positively impacted by:

•Higher net selling prices and the leverage of fixed expenses due primarily to increased sales volume.

These amounts were partially offset by:

•Increased marketing and employee-related costs.

Operating Profit

Below is a summary of our operating profit, in millions, and operating profit margin for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	Favorable / (Unfavorable)	2022	2021	Favorable / (Unfavorable)
Operating profit	$408	$437	$(29)	$761	$802	$(41)
Operating profit margin	17.3%	20.1%	(280) bps	16.7%	19.3%	(260) bps
For the three and six months ended June 30, 2022, operating profit was negatively affected by:
•Increased commodity and other input costs and transportation costs.
•Increased marketing and employee-related costs.
•Unfavorable foreign currency translation.

These amounts were partially offset by:
•Favorable net selling prices.
•Increased sales volume.

OTHER INCOME (EXPENSE), NET

Interest Expense

Below is a summary of our interest expense, in millions, for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	Favorable / (Unfavorable)	2022	2021	Favorable / (Unfavorable)
Interest expense	$(28)	$(25)	$(3)	$(53)	$(227)	$174

For the six months ended June 30, 2022, the decrease in interest expense is primarily due to the absence of the $168 million loss on debt extinguishment which was recorded as additional interest expense in connection with the early retirement of debt in the first quarter of 2021.

Other, net

Below is a summary of our other, net, in millions, for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	Favorable / (Unfavorable)	2022	2021	Favorable / (Unfavorable)
Other, net	$17	$(415)	$432	$16	$(421)	$437

Other, net, for the three and six months ended June 30, 2022 included:

•$28 million and $24 million, respectively, of income from the revaluation of contingent consideration related to a prior acquisition.

These amounts were partially offset by:

•$6 million and $2 million, respectively, of realized foreign currency transaction losses.
•$3 million and $5 million, respectively, of net periodic pension and post-retirement benefit expense.

Other, net, for the three and six months ended June 30, 2021 included:

•$415 million and $426 million, respectively, of net periodic pension and post-retirement benefit expense, which includes $406 million of settlement loss related to the termination of our qualified domestic defined-benefit pension plans for both periods.
•$18 million loss related to the divestiture of Hüppe for both periods.

These amounts were partially offset by:

•$14 million gain recognized on the redemption of the preferred stock of ACProducts Holding, Inc. for both periods and $3 million and $6 million, respectively, of related dividend income.

INCOME TAXES

Below is a summary of our income tax expense, in millions, and our effective tax rate for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	(Favorable) / Unfavorable	2022	2021	(Favorable) / Unfavorable
Income tax expense	$103	$12	$91	$178	$55	$123
Effective tax rate	26%	Not Meaningful	Not Meaningful	25%	36%	(11)%

Our 2021 income tax expense was impacted by the elimination of disproportionate tax effects from accumulated other comprehensive income resulting in income tax expense of $5 million in the first quarter and $11 million in the second quarter, related to our debt retirement and pension plan termination, respectively.

NET INCOME (LOSS) AND INCOME (LOSS) PER COMMON SHARE — ATTRIBUTABLE TO MASCO CORPORATION

Below is a summary of our net income (loss) and diluted income (loss) per common share, in millions, except per share data, for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	Favorable / (Unfavorable)	2022	2021	Favorable / (Unfavorable)
Net income (loss)	$278	$(36)	$314	$511	$58	$453
Diluted income (loss) per common share	$1.18	$(0.14)	$1.32	$2.15	$0.20	$1.95

Business Segment and Geographic Area Results

The following table sets forth our net sales and operating profit information by Business Segment and Geographic Area, dollars in millions.

	Three Months Ended June 30,		Percent Change			Six Months Ended June 30,		Percent Change
	2022	2021	2022	vs.	2021	2022	2021	2022	vs.	2021
Net Sales:
Plumbing Products	$1,373	$1,329	3%			$2,732	$2,578	6%
Decorative Architectural Products	979	850	15%			1,821	1,571	16%
Total	$2,352	$2,179	8%			$4,553	$4,149	10%

North America	$1,905	$1,717	11%			$3,639	$3,246	12%
International, principally Europe	447	462	(3)%			914	903	1%
Total	$2,352	$2,179	8%			$4,553	$4,149	10%

	Three Months Ended June 30,		Percent Change			Six Months Ended June 30,		Percent Change
	2022	2021	2022	vs.	2021	2022	2021	2022	vs.	2021
Operating Profit: (A)
Plumbing Products	$238	$273	(13)%			$466	$525	(11)%
Decorative Architectural Products	192	188	2%			347	330	5%
Total	$430	$461	(7)%			$813	$855	(5)%

North America	$356	$370	(4)%			$656	$678	(3)%
International, principally Europe	74	91	(19)%			157	177	(11)%
Total	430	461	(7)%			813	855	(5)%
General corporate expense, net	(22)	(24)	(8)%			(52)	(53)	(2)%
Total operating profit	$408	$437	(7)%			$761	$802	(5)%

(A)    Before general corporate expense, net; see Note M to the condensed consolidated financial statements.

BUSINESS SEGMENT RESULTS DISCUSSION

The following discussion of Business Segment and Geographic Area Results discussion refers to the three and six months ended June 30, 2022 compared to the same periods of 2021. Changes in operating profit in the following Business Segment and Geographic Area Results discussion exclude general corporate expense, net.

Plumbing Products

Sales

Net sales in the Plumbing Products segment increased three percent and six percent for the three and six months ended June 30, 2022, respectively. Favorable net selling prices increased sales by seven percent for both periods. Higher sales volume increased sales by one percent and three percent for the three and six months ended June 30, 2022, respectively. Such increases were partially offset by unfavorable foreign currency translation which decreased sales by four percent and three percent for the three and six months ended June 30, 2022, respectively, and the divestiture of Hüppe, which decreased sales by one percent in both periods.

Operating Results

Operating profit in the Plumbing Products segment for the three and six months ended June 30, 2022 was negatively impacted by increased commodity and other input costs, transportation, employee-related and marketing costs as well as unfavorable foreign currency translation. These amounts were partially offset by favorable net selling prices and to a lesser extent increased sales volume.

Decorative Architectural Products

Sales

Net sales in the Decorative Architectural Products segment increased 15 percent and 16 percent for the three and six months ended June 30, 2022, respectively. This increase was due primarily to favorable net selling prices of paints and other coating products, lighting products, and builders' hardware products as well as higher sales volume of paints and other coating products and favorable sales mix of lighting products. These positive impacts were slightly offset by lower sales volume of lighting products and builders' hardware products.

Operating Results

Operating profit in the Decorative Architectural Products segment for the three and six months ended June 30, 2022 was positively impacted by favorable net selling prices and increased sales volume. These positive impacts were partially offset by increased commodity and other input costs, transportation and marketing costs.

GEOGRAPHIC AREA RESULTS DISCUSSION

North America

Sales

North American net sales increased 11 percent and 12 percent for the three and six months ended June 30, 2022, respectively. Favorable net selling prices across all of our product categories and higher sales volume of paints and other coating products increased sales by 13 percent and 12 percent for the three and six months ended June 30, 2022, respectively. Additionally, higher sales volume of plumbing products increased sales by one percent for only the six months ended June 30, 2022. These positive impacts were slightly offset by lower sales volume in lighting products and builders' hardware products, which decreased sales by two percent and one percent for the three and six months ended June 30, 2022, respectively.

Operating Results

Operating profit in North America for the three and six months ended June 30, 2022 was negatively impacted by increased commodity and other input costs, transportation, and marketing costs. These amounts were partially offset by favorable net selling prices and increased sales volume.

International, Principally Europe

Sales

International net sales decreased three percent for the three months ended June 30, 2022 and increased one percent for the six months ended June 30, 2022. In local currencies (including sales in currencies outside their respective functional currencies), net sales increased eight percent and 10 percent for the three and six months ended June 30, 2022, respectively. Favorable net selling prices of plumbing products increased sales by seven percent for both the three and six months ended June 30, 2022. Higher sales volume of plumbing products increased sales by four percent and seven percent for the three and six months ended June 30, 2022, respectively. These positive impacts were partially offset by the divestiture of our Hüppe business, which decreased sales three percent and four percent for the three and six months ended June 30, 2022, respectively.

Operating Results

International operating profit for the three and six months ended June 30, 2022 was negatively impacted by increased commodity and other input costs, transportation, and employee-related costs as well as unfavorable foreign currency translation. These amounts were partially offset by favorable net selling prices and increased sales volume.

Liquidity and Capital Resources

Our current ratio was 1.4 to 1 and 1.8 to 1 at June 30, 2022 and December 31, 2021, respectively. The decrease in our current ratio is primarily due to the 364-day $500 million term loan that we entered into on April 26, 2022.

For the six months ended June 30, 2022, net cash provided by operating activities was $174 million. Our cash flows from operations primarily benefited from operating profit, partially offset by changes in working capital, primarily higher receivables and inventory balances.

For the six months ended June 30, 2022, net cash used for financing activities was $568 million, primarily due to $914 million for the repurchase and retirement of our common stock (including 0.6 million shares repurchased to offset the dilutive impact of restricted stock units granted in 2022), $131 million for the payment of cash dividends, and $17 million for employee withholding taxes paid on stock-based compensation. These uses of cash were partially offset by $500 million in proceeds from the 364-day term loan.

For the six months ended June 30, 2022, net cash used for investing activities was $74 million, comprised primarily of $70 million of capital expenditures.

Our cash and cash investments were $440 million and $926 million at June 30, 2022 and December 31, 2021, respectively. Our cash and cash investments consist of overnight interest-bearing money market demand accounts, time deposit accounts and money market mutual funds containing government securities and treasury obligations. While we attempt to diversify these investments in a prudent manner to minimize risk, it is possible that future changes in the financial markets could affect the security or availability of these investments. Of the cash and cash investments held at June 30, 2022 and December 31, 2021, $330 million and $490 million, respectively, was held in our foreign subsidiaries. If these funds were needed for our operations in the U.S., their repatriation into the U.S. would not result in significant additional U.S. income tax or foreign withholding tax, as we have recorded such taxes on substantially all undistributed foreign earnings, except for those that are legally restricted.

During the three months ended June 30, 2022, we declared a cash dividend to a noncontrolling interest of $79 million that will be paid in the second half of 2022.

On April 26, 2022, we entered into a revolving credit agreement (the “2022 Credit Agreement”) with an aggregate commitment of $1.0 billion and a maturity date of April 26, 2027. Under the 2022 Credit Agreement, at our request and subject to certain conditions, we can increase the aggregate commitment up to an additional $500 million with the current lenders or new lenders. Upon entry into the 2022 Credit Agreement, our credit agreement dated March 13, 2019, as amended, with an aggregate commitment of $1.0 billion, was terminated.

The 2022 Credit Agreement contains financial covenants requiring us to maintain (A) a net leverage ratio, as adjusted for certain items, not exceeding 4.0 to 1.0, and (B) an interest coverage ratio, as adjusted for certain items, not less than 2.5 to 1.0.  We were in compliance with all covenants and no borrowings were outstanding under our 2022 Credit Agreement at June 30, 2022.

On April 26, 2022, we entered into a 364-day $500 million senior unsecured delayed draw term loan due April 26, 2023 with a syndicate of lenders. The senior unsecured term loan and commitments thereunder are subject to prepayment or termination at our option and the loans will bear interest at SOFR plus a spread adjustment and 0.70%. The covenants, including the financial covenants, are substantially the same as those in the 2022 Credit Agreement.
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

All outstanding payments owed under the program are recorded within accounts payable in our condensed consolidated balance sheets. The amounts owed to participating financial institutions under the program and included in accounts payable were $56 million and $43 million at June 30, 2022 and December 31, 2021, respectively. We account for all payments made under the program as a reduction to our cash flows from operations and reported within our (decrease) increase in accounts payable and accrued liabilities, net, line within our condensed consolidated statements of cash flows. The amounts settled through the program and paid to participating financial institutions were $108 million and $93 million during the six months ended June 30, 2022 and 2021, respectively. A downgrade in our credit rating or changes in the financial markets could limit the financial institutions’ willingness to commit funds to, and participate in, the program. We do not believe such risk would have a material impact on our working capital or cash flows, as substantially all of our payments are made outside of the program.

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

MASCO CORPORATION
Item 4.
CONTROLS AND PROCEDURES

a.     Evaluation of Disclosure Controls and Procedures.

The Company’s principal executive officer and principal financial officer have concluded, based on an evaluation of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15 that, as of June 30, 2022, the Company's disclosure controls and procedures were effective.

b.     Changes in Internal Control over Financial Reporting.

In connection with the evaluation of the Company's internal control over financial reporting that occurred during the quarter ended June 30, 2022, which is required under the Securities Exchange Act of 1934 by paragraph (d) of Exchange Rules 13a-15 or 15d-15 (as defined in paragraph (f) of Rule 13a-15), management determined that there was no change that materially affected or is reasonably likely to materially affect internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding the repurchase of our common stock for the three months ended June 30, 2022 under the 2021 share repurchase authorization:

Period	Total Number Of Shares Purchased	Average Price Paid Per Common Share	Total Number Of Shares Purchased As Part Of Publicly Announced Plans or Programs	Maximum Value Of Shares That May Yet Be Purchased Under The Plans Or Programs
4/1/22 - 4/30/22	984,503	$50.80	984,503	$714,466,545
5/1/22 - 5/31/22 (A)	7,905,506	$63.28	7,905,506	$214,216,545
6/1/22 - 6/30/22 (A)	1,545,468	$—	1,545,468	$214,216,545
Total for the quarter	10,435,477	$52.73	10,435,477	$214,216,545

(A)    In May 2022, we entered into an accelerated stock repurchase transaction whereby we agreed to repurchase a total of $500 million of our common stock with an initial delivery of approximately 7.9 million shares. This transaction was completed on June 28, 2022, at which time we received, at no additional cost, approximately 1.6 million additional shares of our common stock resulting from changes in the volume weighted average stock price of our common stock over the term of the transaction, less a discount. The average price paid per common share in May 2022 does not reflect the holdback shares that we received upon completion of the accelerated stock repurchase transaction. If we had received the additional approximately 1.6 million shares at inception of the accelerated stock repurchase transaction, the total number of shares purchased under this transaction would have been approximately 9.5 million with an average price paid per common share of approximately $52.93.

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
The following financial information from Masco Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Shareholders' Equity, and (vi) Notes to Condensed Consolidated Financial Statements.

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

July 28, 2022