Form 10-Q
period 2022-09-30
MASCO CORP /DE/
filed 2022-10-26
CIK 62996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
or
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

    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
    ☐ Yes   ☒ No

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at September 30, 2022
Common stock, par value $1.00 per share	225,529,123

MASCO CORPORATION

INDEX

MASCO CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

September 30, 2022 and December 31, 2021
(In Millions, Except Share Data)

	September 30, 2022	December 31, 2021
ASSETS
Current Assets:
Cash and cash investments	$464	$926
Receivables	1,330	1,171
Prepaid expenses and other	131	109
Inventories:
Finished goods	807	702
Raw material	417	383
Work in process	115	131
	1,339	1,216
Total current assets	3,264	3,422
Property and equipment, net	902	896
Goodwill	544	568
Other intangible assets, net	359	388
Operating lease right-of-use assets	263	187
Other assets	85	114
Total assets	$5,417	$5,575

LIABILITIES
Current Liabilities:
Accounts payable	$1,048	$1,045
Notes payable	405	10
Accrued liabilities	771	884
Total current liabilities	2,224	1,939
Long-term debt	2,946	2,949
Noncurrent operating lease liabilities	253	172
Other liabilities	410	437
Total liabilities	5,833	5,497

Commitments and contingencies (Note P)
Redeemable noncontrolling interest	20	22

EQUITY
Masco Corporation's shareholders' equity:
Common shares, par value $1 per share Authorized shares: 1,400,000,000; Issued and outstanding: 2022 – 225,300,000; 2021 – 241,200,000	225	241
Preferred shares authorized: 1,000,000; Issued and outstanding: 2022 and 2021 – None	—	—
Paid-in capital	15	—
Retained deficit	(998)	(652)
Accumulated other comprehensive income	141	232
Total Masco Corporation's shareholders' (deficit)	(617)	(179)
Noncontrolling interest	181	235
Total equity	(436)	56
Total liabilities and equity	$5,417	$5,575
See notes to condensed consolidated financial statements.

MASCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

For the Three and Nine Months Ended September 30, 2022 and 2021
(In Millions, Except Per Common Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net sales	$2,204	$2,204	$6,757	$6,353
Cost of sales	1,509	1,451	4,589	4,109
Gross profit	695	753	2,168	2,244
Selling, general and administrative expenses	344	368	1,056	1,057
Operating profit	351	385	1,112	1,187
Other income (expense), net:
Interest expense	(29)	(26)	(82)	(253)
Other, net	(12)	(17)	4	(438)
	(41)	(43)	(78)	(691)
Income before income taxes	310	342	1,034	496
Income tax expense	77	103	255	158
Net income	233	239	779	338
Less: Net income attributable to noncontrolling interest	15	19	50	60
Net income attributable to Masco Corporation	$218	$220	$729	$278

Income per common share attributable to Masco Corporation:
Basic:
Net income	$0.97	$0.89	$3.14	$1.08
Diluted:
Net income	$0.97	$0.89	$3.13	$1.07
See notes to condensed consolidated financial statements.

MASCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

For the Three and Nine Months Ended September 30, 2022 and 2021
(In Millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$233	$239	$779	$338
Less: Net income attributable to noncontrolling interest	15	19	50	60
Net income attributable to Masco Corporation	$218	$220	$729	$278
Other comprehensive (loss) income, net of tax (Note L):
Cumulative translation adjustment	$(54)	$(20)	$(120)	$(19)
Interest rate swaps	—	—	—	7
Pension and other post-retirement benefits	1	2	3	365
Other comprehensive (loss) income, net of tax	(53)	(18)	(117)	353
Less: Other comprehensive (loss) attributable to noncontrolling interest	(14)	(5)	(26)	(15)
Other comprehensive (loss) income attributable to Masco Corporation	$(39)	$(13)	$(91)	$368
Total comprehensive income	$180	$221	$662	$691
Less: Total comprehensive income attributable to noncontrolling interest	1	14	24	45
Total comprehensive income attributable to Masco Corporation	$179	$207	$638	$646

See notes to condensed consolidated financial statements.

MASCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

For the Nine Months Ended September 30, 2022 and 2021
(In Millions)

	Nine Months Ended September 30,
	2022	2021
CASH FLOWS FROM (FOR) OPERATING ACTIVITIES:
Cash provided by operations	$954	$904
Increase in receivables	(207)	(219)
Increase in inventories	(164)	(237)
(Decrease) increase in accounts payable and accrued liabilities, net	(63)	147
Net cash from operating activities	520	595

CASH FLOWS FROM (FOR) FINANCING ACTIVITIES:
Retirement of notes	—	(1,326)
Purchase of Company common stock	(914)	(878)
Cash dividends paid	(195)	(154)
Dividends paid to noncontrolling interest	(68)	(43)
Issuance of notes, net of issuance costs	—	1,481
Proceeds from term loan	500	—
Payment of term loan	(100)	—
Debt extinguishment costs	—	(160)
Proceeds from the exercise of stock options	1	1
Employee withholding taxes paid on stock-based compensation	(17)	(14)
Decrease in debt, net	(9)	(2)
Net cash for financing activities	(802)	(1,095)

CASH FLOWS FROM (FOR) INVESTING ACTIVITIES:
Capital expenditures	(137)	(82)
Acquisition of businesses, net of cash acquired	—	(57)
Proceeds from disposition of:
Businesses, net of cash disposed	—	5
Other financial investments	1	170
Other, net	(8)	7
Net cash (for) from investing activities	(144)	43

Effect of exchange rate changes on cash and cash investments	(36)	(15)

CASH AND CASH INVESTMENTS:
Decrease for the period	(462)	(472)
At January 1	926	1,326
At September 30	$464	$854
See notes to condensed consolidated financial statements.

MASCO CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)

For the Three and Nine Months Ended September 30, 2022 and 2021
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

MASCO CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited) (Concluded)

For the Three and Nine Months Ended September 30, 2022 and 2021
(In Millions, Except Per Common Share Data)

	Total	Common Shares ($1 par value)	Paid-In Capital	Retained (Deficit) Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest
Balance, January 1, 2022	$56	$241	$—	$(652)	$232	$235
Total comprehensive income (loss)	242	—	—	233	(6)	15
Shares issued	1	1	—	—	—	—
Shares retired:
Repurchased	(364)	(6)	(27)	(331)	—	—
Surrendered (non-cash)	(17)	—	—	(17)	—	—
Cash dividends declared	(67)	—	—	(67)	—	—
Redeemable noncontrolling interest - redemption adjustment	1	—	—	1	—	—
Stock-based compensation	27	—	27	—	—	—
Balance, March 31, 2022	$(121)	$236	$—	$(833)	$226	$250
Total comprehensive income (loss)	240	—	—	278	(46)	8
Shares retired:
Repurchased	(550)	(11)	(5)	(534)	—	—
Cash dividends declared	(64)	—	—	(64)	—	—
Dividends declared to noncontrolling interest	(79)	—	—	—	—	(79)
Redeemable noncontrolling interest - redemption adjustment	(1)	—	—	(1)	—	—
Stock-based compensation	12	—	12	—	—	—
Balance, June 30, 2022	$(563)	$225	$7	$(1,154)	$180	$179
Total comprehensive income (loss)	181	—	—	218	(39)	2
Cash dividends declared	(64)	—	—	(64)	—	—
Redeemable noncontrolling interest - redemption adjustment	2	—	—	2	—	—
Stock-based compensation	8	—	8	—	—	—
Balance, September 30, 2022	$(436)	$225	$15	$(998)	$141	$181
See notes to condensed consolidated financial statements.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

A. ACCOUNTING POLICIES
In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments, of a normal recurring nature, necessary to fairly state our financial position at September 30, 2022, our results of operations and comprehensive income (loss) for the three and nine months ended September 30, 2022 and 2021, cash flows for the nine months ended September 30, 2022 and 2021 and changes in shareholders' equity for the three and nine months ended September 30, 2022 and 2021. The condensed consolidated balance sheet at December 31, 2021 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted ("GAAP") in the United States of America.
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

Recently Issued Accounting Pronouncements. In September 2022, the FASB issued ASU 2022-04, "Liabilities – Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations,” which requires that an entity that uses a supplier finance program in connection with the purchase of goods or services disclose information about the program’s nature, activity during the period, changes from period to period, and potential magnitude. ASU 2022-04 is effective for annual periods on a retrospective basis, including interim periods within those annual periods, beginning January 1, 2023, except for the amendment on rollforward information, which is effective prospectively for annual periods beginning January 1, 2024. Early adoption is permitted. The adoption of this guidance will modify our disclosures, but will not have a material impact on our financial statements.

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
In the first quarter of 2021, our Hansgrohe SE subsidiary acquired a 75.1 percent equity interest in Easy Sanitary Solutions B.V. ("ESS"), for approximately €47 million ($58 million), including $52 million of cash and $6 million of debt that will be paid out over two years less any pending or settled indemnity matters. The cash payment was made to a third-party notary on December 29, 2020 for the acquisition of this equity interest in advance of the transaction closing on January 4, 2021. ESS is a manufacturer of shower channel drains and offers a wide range of products for barrier-free showering and bathroom wall niches. This business is included in our Plumbing Products segment. In connection with this acquisition, we recognized $32 million of definite-lived intangible assets, primarily related to customer relationships. The definite-lived intangible assets are being amortized on a straight-line basis over a weighted average amortization period of 10 years. We also recognized $35 million of goodwill, which is not tax deductible, and is related primarily to the expected synergies from combining the operations into our business.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

B. ACQUISITIONS, Concluded
The remaining 24.9 percent equity interest in ESS is subject to a call and put option that is exercisable by Hansgrohe SE or the sellers, respectively, any time after December 31, 2023. The redemption value of the call and put option is the same and based on a floating EBITDA value. The call and put options were determined to be embedded within the redeemable noncontrolling interest and were recorded as temporary equity in the condensed consolidated balance sheet. We elected to adjust the redeemable noncontrolling interest to its full redemption amount directly into retained deficit.

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

C. DIVESTITURES
On May 31, 2021, we completed the divestiture of our Hüppe GmbH ("Hüppe") business, a manufacturer of shower enclosures and shower trays. In connection with the divestiture, we recognized a loss of $18 million for the nine months ended September 30, 2021, which is included in other, net in our condensed consolidated statement of operations. This loss resulted primarily from the recognition of $23 million of currency translation losses that were previously included within accumulated other comprehensive income. During the nine months ended September 30, 2022, we recorded a $2 million pre-tax post-closing gain related to the finalization of working capital items in other, net in our condensed consolidated statement of operations. The sale of Hüppe did not represent a strategic shift that will have a major effect on our operations and financial results and therefore was not presented as discontinued operations. Prior to the divestiture, the results of the business were included in our Plumbing Products segment.

D. REVENUE
Our revenues are derived primarily from sales to customers in North America and Internationally, principally Europe. Net sales from these geographic markets, by segment, were as follows, in millions:

	Three Months Ended September 30, 2022
	Plumbing Products	Decorative Architectural Products	Total
Primary geographic markets:
North America	$912	$880	$1,792
International, principally Europe	412	—	412
Total	$1,324	$880	$2,204

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

D. REVENUE, Concluded

	Nine Months Ended September 30, 2022
	Plumbing Products	Decorative Architectural Products	Total
Primary geographic markets:
North America	$2,730	$2,701	$5,431
International, principally Europe	1,326	—	1,326
Total	$4,056	$2,701	$6,757

	Three Months Ended September 30, 2021
	Plumbing Products	Decorative Architectural Products	Total
Primary geographic markets:
North America	$878	$875	$1,753
International, principally Europe	451	—	451
Total	$1,329	$875	$2,204

	Nine Months Ended September 30, 2021
	Plumbing Products	Decorative Architectural Products	Total
Primary geographic markets:
North America	$2,553	$2,446	$4,999
International, principally Europe	1,354	—	1,354
Total	$3,907	$2,446	$6,353

Our contract asset balance was $2 million and $1 million at September 30, 2022 and December 31, 2021, respectively. Our contract liability balance was $19 million and $67 million at September 30, 2022 and December 31, 2021, respectively.
We recognized $8 million of revenue for the three months ended September 30, 2022 and we reversed $1 million of revenue for the three months ended September 30, 2021 related to performance obligations settled in previous quarters of the same year. We recognized $5 million and $18 million of revenue for the three and nine months ended September 30, 2022, respectively, and $3 million and $7 million of revenue for the three and nine months ended September 30, 2021, respectively, related to performance obligations settled in previous years.
Changes in the allowance for credit losses deducted from accounts receivable were as follows, in millions:

	Nine Months Ended September 30, 2022	Twelve Months Ended December 31, 2021
Balance at January 1	$6	$7
Provision for expected credit losses during the period	3	1
Write-offs charged against the allowance	(2)	(2)
Recoveries of amounts previously written off	1	1
Other (A)	—	(1)
Balance at end of period	$8	$6

(A)    As a result of Hüppe being divested in May 2021, $1 million for the year ended December 31, 2021 was removed from allowance for credit losses.

E. DEPRECIATION AND AMORTIZATION
Depreciation and amortization expense was $105 million and $114 million for the nine months ended September 30, 2022 and 2021, respectively.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

F. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill at September 30, 2022, by segment, was as follows, in millions:

	Gross Goodwill At September 30, 2022	Accumulated Impairment Losses	Net Goodwill At September 30, 2022
Plumbing Products	$599	$(301)	$298
Decorative Architectural Products	366	(120)	246
Total	$965	$(421)	$544

The changes in the carrying amount of goodwill for the nine months ended September 30, 2022, by segment, were as follows, in millions:

	Gross Goodwill At December 31, 2021	Accumulated Impairment Losses	Net Goodwill At December 31, 2021	Other (B)	Net Goodwill At September 30, 2022
Plumbing Products (A)	$623	$(301)	$322	$(24)	$298
Decorative Architectural Products	366	(120)	246	—	246
Total	$989	$(421)	$568	$(24)	$544

(A)     As a result of Hüppe being divested in May 2021, both gross goodwill and accumulated impairment losses for the Plumbing Products segment were reduced by $39 million.
(B)    Other consists of the effect of foreign currency translation.

The carrying value of our other indefinite-lived intangible assets was $108 million and $109 million at September 30, 2022 and December 31, 2021, respectively, and principally included registered trademarks. The carrying value of our definite-lived intangible assets was $251 million (net of accumulated amortization of $85 million) and $279 million (net of accumulated amortization of $75 million) at September 30, 2022 and December 31, 2021, respectively, and principally included customer relationships.

G. FAIR VALUE OF FINANCIAL INSTRUMENTS
Kraus Acquisition Contingent Consideration. As described in Note B, we may be obligated to pay up to an additional $50 million in 2023 for the Kraus acquisition contingent upon the achievement of certain financial performance metrics for the year ending December 31, 2022. The measurement of the liability for contingent consideration is based on significant inputs that are not observable in the market, and are therefore classified as Level 3 inputs. Examples of utilized unobservable inputs are estimated future revenues and earnings of the acquired business and an applicable discount rate. The estimate of the liability may fluctuate if there are changes in the forecast of the acquired business' future revenues and earnings, as a result of actual levels achieved, or in the discount rate used to determine the present value of contingent future cash flows. All subsequent remeasurements from the initial estimate at the time of acquisition are recorded in other, net in our condensed consolidated statements of operations, as described in Note N. As of September 30, 2022, we do not believe the financial performance metrics will be met and the fair value of the liability was estimated to be nil, using probability weighted discounted cash flows and a discount rate that reflects the uncertainty surrounding the expected outcomes, which we believe is appropriate and representative of a market participant assumption. The fair value of the liability was estimated to be $24 million as of December 31, 2021.

Fair Value of Debt. The fair value of our short-term and long-term fixed-rate debt instruments is based principally upon modeled market prices for the same or similar issues, which are Level 1 inputs. The 364-day term loan has an interest rate that resets monthly and the fair value of this instrument approximates the carrying value at September 30, 2022. The aggregate estimated market value of our short-term and long-term debt at September 30, 2022 was approximately $2.8 billion, compared with the aggregate carrying value of $3.4 billion. The aggregate estimated market value of our short-term and long-term debt at December 31, 2021 was approximately $3.2 billion, compared with the aggregate carrying value of $3.0 billion.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

H. WARRANTY LIABILITY
Changes in our warranty liability were as follows, in millions:

	Nine Months Ended September 30, 2022	Twelve Months Ended December 31, 2021
Balance at January 1	$80	$83
Accruals for warranties issued during the period	31	38
Accruals related to pre-existing warranties	2	(8)
Settlements made (in cash or kind) during the period	(24)	(31)
Other, net (including currency translation and acquisitions)	(4)	(2)
Balance at end of period	$85	$80

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

The 2022 Credit Agreement provides for an unsecured revolving credit facility available to us and one of our foreign subsidiaries in U.S. dollars, European euros, British Pounds Sterling, Canadian dollars and certain other currencies for revolving credit loans, swingline loans and letters of credit. Borrowings under the revolving credit loans denominated in any agreed upon currency other than U.S. dollars are limited to the equivalent of $500 million. We can also borrow swingline loans up to $125 million and obtain letters of credit of up to $25 million. Outstanding letters of credit under the 2022 Credit Agreement reduce our borrowing capacity and we had no outstanding letters of credit at September 30, 2022.
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
In order for us to borrow under the 2022 Credit Agreement, there must not be any default in our covenants in the 2022 Credit Agreement (i.e., in addition to the two financial covenants described above, principally limitations on subsidiary debt, negative pledge restrictions, and requirements relating to legal compliance, maintenance of our properties and insurance) and our representations and warranties in the 2022 Credit Agreement must be true in all material respects on the date of borrowing (i.e., principally no material adverse change or litigation likely to result in a material adverse change, since December 31, 2021, no material ERISA or environmental non-compliance, and no material tax deficiency). We were in compliance with all covenants and no borrowings were outstanding at September 30, 2022.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

I. DEBT, Concluded
On April 26, 2022, we entered into a 364-day $500 million senior unsecured delayed draw term loan due April 26, 2023 with a syndicate of lenders. The senior unsecured term loan and commitments thereunder are subject to prepayment or termination at our option and the loans will bear interest at SOFR plus a spread adjustment and 0.70%. The covenants, including the financial covenants, are substantially the same as those in the 2022 Credit Agreement. We repaid $100 million during the three months ended September 30, 2022. We repaid an additional $65 million subsequent to September 30, 2022.

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

J. STOCK-BASED COMPENSATION
Our 2014 Long Term Stock Incentive Plan provides for the issuance of stock-based incentives in various forms to our employees and non-employee Directors. At September 30, 2022, outstanding stock-based incentives were in the form of restricted stock units, performance restricted stock units, stock options, long-term stock awards and phantom stock awards.

Pre-tax compensation expense for these stock-based incentives was as follows, in millions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Restricted stock units	$4	$3	$29	$26
Performance restricted stock units	1	2	5	8
Stock options	1	1	7	6
Long-term stock awards	2	2	6	8
Phantom stock awards	—	1	—	3
Total	$8	$9	$47	$51
Restricted Stock Units. Restricted stock units are granted to our key employees and non-employee Directors. These grants did not cause net share dilution due to our practice of repurchasing and retiring an equal number of shares in the open market.
We granted approximately 608,000 restricted stock units in the nine months ended September 30, 2022 with a weighted average grant date fair value of approximately $59 per share.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

J. STOCK-BASED COMPENSATION, Continued
Our restricted stock unit activity was as follows, units in thousands:

	Nine Months Ended September 30,
	2022	2021
Unvested restricted stock units at January 1	934	435
Weighted average grant date fair value	$54	$47

Restricted stock units granted	608	663
Weighted average grant date fair value	$59	$57

Restricted stock units vested	350	141
Weighted average grant date fair value	$53	$47

Restricted stock units forfeited	16	16
Weighted average grant date fair value	$56	$54

Unvested restricted stock units at September 30	1,176	941
Weighted average grant date fair value	$57	$54

At September 30, 2022 and 2021, there was $21 million and $18 million, respectively, of unrecognized compensation expense related to unvested restricted stock units; such units had a weighted average remaining vesting period of two years at both September 30, 2022 and 2021.

The total market value (at the vesting date) of restricted stock units which vested was $20 million and $8 million during the nine months ended September 30, 2022 and 2021, respectively.

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
During the nine months ended September 30, 2022, we granted approximately 92,000 performance restricted stock units with a grant date fair value of approximately $55 per share and approximately 168,000 shares were issued. No performance restricted stock units were forfeited during the nine months ended September 30, 2022. During the nine months ended September 30, 2021, we granted approximately 85,000 performance restricted stock units with a grant date fair value of approximately $53 per share and approximately 105,000 shares were issued. No performance restricted stock units were forfeited during the nine months ended September 30, 2021.
Stock Options. Stock options are granted to certain key employees.
We granted approximately 338,000 shares of stock options in the nine months ended September 30, 2022 with a grant date weighted average exercise price of approximately $59 per share.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

J. STOCK-BASED COMPENSATION, Continued
Our stock option activity was as follows, shares in thousands:

	Nine Months Ended September 30,
	2022	2021
Option shares outstanding, January 1	2,692	2,488
Weighted average exercise price	$37	$33

Option shares granted	338	332
Weighted average exercise price	$59	$56

Option shares exercised	32	18
Aggregate intrinsic value on date of exercise (A)	$1 million	$1 million
Weighted average exercise price	$34	$20

Option shares forfeited	10	—
Weighted average exercise price	$37	$11

Option shares outstanding, September 30	2,988	2,802
Weighted average exercise price	$39	$36
Weighted average remaining option term (in years)	6	6

Option shares vested and expected to vest, September 30	2,928	2,687
Weighted average exercise price	$39	$36
Aggregate intrinsic value (A)	$30 million	$53 million
Weighted average remaining option term (in years)	6	6

Option shares exercisable (vested), September 30	2,051	1,717
Weighted average exercise price	$34	$30
Aggregate intrinsic value (A)	$28 million	$43 million
Weighted average remaining option term (in years)	5	5

(A)    Aggregate intrinsic value is calculated using our stock price at each respective date, less the exercise price (grant date price), multiplied by the number of shares.

At September 30, 2022 and 2021, there was $2 million and $4 million, respectively, of unrecognized compensation expense (using the Black-Scholes option pricing model at the grant date) related to unvested stock options; such options had a weighted average remaining vesting period of two years at both September 30, 2022 and 2021.

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

Long-Term Stock Awards. Prior to the amendment of our 2014 Long Term Stock Incentive Plan in December 2019, we granted long-term stock awards to our key employees and non-employee Directors. We did not grant shares of long-term stock awards in the nine months ended September 30, 2022 and 2021.

Our long-term stock award activity was as follows, shares in thousands:

	Nine Months Ended September 30,
	2022	2021
Unvested stock award shares at January 1	608	1,125
Weighted average grant date fair value	$37	$36

Stock award shares vested	324	491
Weighted average grant date fair value	$37	$34

Stock award shares forfeited	10	18
Weighted average grant date fair value	$37	$37

Unvested stock award shares at September 30	274	616
Weighted average grant date fair value	$38	$37

At September 30, 2022 and 2021, there was $4 million and $12 million, respectively, of total unrecognized compensation expense related to unvested stock awards; such awards had a weighted average remaining vesting period of one year and two years at September 30, 2022 and 2021, respectively.

The total market value (at the vesting date) of stock award shares which vested was $21 million and $28 million during the nine months ended September 30, 2022 and 2021, respectively.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

K. EMPLOYEE RETIREMENT PLANS
Net periodic pension cost for our defined-benefit pension plans, with the exception of service cost, is recorded in other, net, in our condensed consolidated statements of operations. Net periodic pension cost for our defined-benefit pension plans was as follows, in millions:

	Three Months Ended September 30,
	2022		2021
	Qualified	Non-Qualified	Qualified	Non-Qualified
Service cost	$1	$—	$1	$—
Interest cost	—	1	1	2
Expected return on plan assets	(1)	—	(1)	—
Amortization of net loss	1	—	2	—
Net periodic pension cost	$1	$1	$3	$2

	Nine Months Ended September 30,
	2022		2021
	Qualified	Non-Qualified	Qualified	Non-Qualified
Service cost	$2	$—	$3	$—
Interest cost	1	3	14	3
Expected return on plan assets	(2)	—	(8)	—
Settlement loss	—	—	406	—
Amortization of net loss	3	1	13	2
Net periodic pension cost	$4	$4	$428	$5

In December 2019, our Board of Directors approved the termination of our qualified domestic defined-benefit pension plans. In the second quarter of 2021, we settled these pension plans and made a final contribution of $101 million. The settlement loss included $447 million of pre-tax actuarial losses that were reclassified out of accumulated other comprehensive income during the nine months ended September 30, 2021.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

L. RECLASSIFICATIONS FROM ACCUMULATED OTHER COMPREHENSIVE INCOME
The reclassifications from accumulated other comprehensive income to the condensed consolidated statements of operations were as follows, in millions:

	Amounts Reclassified
Accumulated Other Comprehensive Income	Three Months Ended September 30,		Nine Months Ended September 30,		Statement of Operations Line Item
	2022	2021	2022	2021
Settlement and amortization of defined-benefit pension and other post-retirement benefits (A):
Actuarial losses, net	$1	$2	$4	$18	Other, net
Settlement loss	—	—	—	447	Other, net
Tax (benefit)	—	—	(1)	(100)
Net of tax	$1	$2	$3	$365

Interest rate swaps (B)	$—	$—	$—	$2	Interest expense
Tax expense	—	—	—	5
Net of tax	$—	$—	$—	$7

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

In addition to the above amounts, we reclassified $23 million of currency translation losses from accumulated other comprehensive income to the condensed consolidated statement of operations in conjunction with the divestiture of Hüppe in the second quarter of 2021.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

M. SEGMENT INFORMATION
Information by segment and geographic area was as follows, in millions:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	2022	2021	2022	2021	2022	2021
	Net Sales (A)		Operating Profit		Net Sales (A)		Operating Profit
Operations by segment:
Plumbing Products	$1,324	$1,329	$220	$248	$4,056	$3,907	$686	$773
Decorative Architectural Products	880	875	151	166	2,701	2,446	498	496
Total	$2,204	$2,204	$371	$414	$6,757	$6,353	$1,184	$1,269
Operations by geographic area:
North America	$1,792	$1,753	$305	$332	$5,431	$4,999	$961	$1,010
International, principally Europe	412	451	66	82	1,326	1,354	223	259
Total	$2,204	$2,204	371	414	$6,757	$6,353	1,184	1,269
General corporate expense, net			(20)	(29)			(72)	(82)
Operating profit			351	385			1,112	1,187
Other income (expense), net			(41)	(43)			(78)	(691)
Income before income taxes			$310	$342			$1,034	$496

(A)    Inter-segment sales were not material.

N. OTHER INCOME (EXPENSE), NET
Other, net, which is included in other income (expense), net, was as follows, in millions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Contingent consideration (A)	$—	$(14)	$24	$(14)
Equity investment (loss) income, net	(6)	5	(6)	7
Net periodic pension and post-retirement benefit expense (B)	(2)	(4)	(7)	(430)
Foreign currency transaction losses	(4)	(4)	(6)	(2)
Income from cash and cash investments	1	—	2	—
Loss on sale of businesses, net	—	—	(1)	(18)
Gain on preferred stock redemption (C)	—	—	—	14
Dividend income	—	—	—	6
Other items, net	(1)	—	(2)	(1)
Total other, net	$(12)	$(17)	$4	$(438)

(A)    We recognized $24 million of income for the nine months ended September 30, 2022, and we recognized $14 million of expense for the three and nine months ended September 30, 2021, from the revaluation of contingent consideration related to a prior acquisition. Refer to Note G for additional information.
(B)    In the second quarter of 2021, we settled our qualified domestic defined-benefit pension plans and recognized $406 million of additional pension expense.
(C)    In May 2021, we received, in cash, $166 million for the redemption of the AC Products Holding, Inc. preferred stock, including all accrued but unpaid dividends, and recognized a gain of $14 million.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

O. INCOME PER COMMON SHARE
Reconciliations of the numerators and denominators used in the computations of basic and diluted income per common share were as follows, in millions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator (basic and diluted):
Net income	$218	$220	$729	$278
Less: Allocation to redeemable noncontrolling interest	(2)	—	(2)	6
Less: Allocation to unvested restricted stock awards	—	1	3	1
Net income attributable to common shareholders	$220	$219	$728	$271

Denominator:
Basic common shares (based upon weighted average)	226	246	232	251
Add: Stock option dilution	1	1	1	2
Diluted common shares	227	247	233	253

For the three and nine months ended September 30, 2022 and 2021, we allocated dividends and undistributed earnings to the unvested restricted stock awards.

The following stock options and restricted stock units were excluded from the computation of weighted-average diluted common shares outstanding due to their anti-dilutive effect, in thousands:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Number of stock options	670	70	623	285
Number of restricted stock units	4	—	22	—

Effective February 10, 2021, our Board of Directors authorized the repurchase, for retirement, of up to $2.0 billion of shares of our common stock in open-market transactions or otherwise. We repurchased and retired approximately 16.6 million shares of our common stock in the nine months ended September 30, 2022 for approximately $914 million. This included 0.6 million shares to offset the dilutive impact of restricted stock units granted in the nine months ended September 30, 2022. At September 30, 2022, we had $214 million remaining under the 2021 authorization. Effective October 20, 2022, our Board of Directors authorized the repurchase, for retirement, of up to $2.0 billion of shares of our common stock in open-market transactions or otherwise, replacing the previous Board of Directors authorization established in 2021.

On the basis of amounts paid (declared), cash dividends per common share were $0.280 ($0.280) and $0.840 ($0.840) for the three and nine months ended September 30, 2022, respectively, and $0.235 ($0.235) and $0.610 ($0.470) for the three and nine months ended September 30, 2021, respectively.

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

Q. INCOME TAXES
Our 2021 income tax expense was impacted by the elimination of disproportionate tax effects from accumulated other comprehensive income resulting in income tax expense of $16 million for the nine months ended September 30, 2021, related to our debt retirement and pension plan termination. Our 2021 income tax expense was also impacted by losses providing no tax benefit in certain jurisdictions from our pension plan termination and a business divestiture resulting in income tax expense of $10 million and $15 million for the three and nine months ended September 30, 2021, respectively.

R. SUPPLEMENTAL CASH FLOW INFORMATION

Right-of-use assets obtained in exchange for new lease obligations were $116 million and $40 million for the nine months ended September 30, 2022 and 2021, respectively.

MASCO CORPORATION
Item 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Recent Trends

Due to changing market conditions, we are experiencing, and may continue to experience, lower market demand for our products. We have been experiencing, and may continue to experience, elevated commodity and other input costs, elevated transportation costs and supply chain disruptions, particularly disruptions related to our ability to source products, components and raw materials. We have also been experiencing, and may continue to experience, employee-related cost inflation and constraints in hiring qualified employees. While still elevated, we have recently seen some reduction of certain costs, and we aim to offset the potential unfavorable impact of these costs and lower demand for our products with productivity improvement, pricing, and other initiatives.
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

THIRD QUARTER 2022 AND THE FIRST NINE MONTHS 2022 VERSUS
THIRD QUARTER 2021 AND THE FIRST NINE MONTHS 2021

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

The following discussion of consolidated results of operations refers to the three and nine months ended September 30, 2022 compared to the same periods of 2021.

SALES AND OPERATIONS

Net Sales

Below is a summary of our net sales, in millions, for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	Change	2022	2021	Change
Net sales, as reported	$2,204	$2,204	$—	$6,757	$6,353	$404
Acquisitions	—	—	—	(11)	—	(11)
Divestitures	—	—	—	—	(32)	32
Net sales, excluding acquisitions and divestitures	2,204	2,204	—	6,746	6,321	425
Currency translation	67	—	67	155	—	155
Net sales, excluding acquisitions, divestitures and the effect of currency translation	$2,271	$2,204	$67	$6,901	$6,321	$580

Net sales for the three months ended September 30, 2022 were $2.2 billion, which matched the three months ended September 30, 2021. Excluding acquisitions, divestitures and the effect of currency translation, net sales increased three percent. Net sales for the nine months ended September 30, 2022 were $6.8 billion, which increased six percent compared to the nine months ended September 30, 2021. Excluding acquisitions, divestitures and the effect of currency translation, net sales increased nine percent.

Net sales for the three months ended September 30, 2022 increased primarily due to:

•Higher net selling prices across the entire company which increased sales by nine percent.

These amounts were offset by:

•Lower sales volume which decreased sales by six percent.
•Unfavorable foreign currency translation which decreased sales by three percent.

Net sales for the nine months ended September 30, 2022 increased primarily due to:

•Higher net selling prices across the entire company which increased sales by nine percent.
•Higher sales volume of plumbing products which increased sales by one percent.

These amounts were partially offset by:

•Unfavorable foreign currency translation which decreased sales by two percent.
•Lower sales volume of lighting and builders' hardware products which decreased sales by one percent.
•The divestiture of our Hüppe business which decreased sales by one percent.

Gross Profit and Gross Margin

Below is a summary of our gross profit, in millions, and gross margin for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	Favorable / (Unfavorable)	2022	2021	Favorable / (Unfavorable)
Gross profit	$695	$753	$(58)	$2,168	$2,244	$(76)
Gross margin	31.5%	34.2%	(270) bps	32.1%	35.3%	(320) bps

For the three and nine months ended September 30, 2022, gross profit margin was negatively impacted by:

•Increased commodity and other input costs and transportation costs for both periods.
•Lower sales volume for the three months ended September 30, 2022.

These amounts were partially offset by:

•Favorable net selling prices for both periods.

Selling, General and Administrative Expenses

Below is a summary of our selling, general and administrative expenses, in millions, and selling, general and administrative expenses as a percentage of net sales for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	(Favorable) / Unfavorable	2022	2021	(Favorable) / Unfavorable
Selling, general and administrative expenses	$344	$368	$(24)	$1,056	$1,057	$(1)
Selling, general and administrative expenses as percentage of net sales	15.6%	16.7%	(110) bps	15.6%	16.6%	(100) bps

For the three months ended September 30, 2022, selling, general and administrative expenses as a percentage of sales was positively impacted by:

•Lower variable compensation.

This amount was partially offset by:

•Increased marketing costs.

For the nine months ended September 30, 2022, selling, general and administrative expenses as a percentage of sales was positively impacted by:

•Higher sales resulting from favorable net selling prices.

This amount was partially offset by:

•Increased marketing costs.

Operating Profit

Below is a summary of our operating profit, in millions, and operating profit margin for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	Favorable / (Unfavorable)	2022	2021	Favorable / (Unfavorable)
Operating profit	$351	$385	$(34)	$1,112	$1,187	$(75)
Operating profit margin	15.9%	17.5%	(160) bps	16.5%	18.7%	(220) bps
For the three and nine months ended September 30, 2022, operating profit was negatively impacted by:
•Increased commodity and other input costs and transportation costs for both periods.
•Unfavorable foreign currency translation for both periods.
•Increased marketing costs for both periods.
•Lower sales volume for the three months ended September 30, 2022.

These amounts were partially offset by:

•Favorable net selling prices for both periods.
•Lower variable compensation for the three months ended September 30, 2022.

OTHER INCOME (EXPENSE), NET

Interest Expense

Below is a summary of our interest expense, in millions, for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	Favorable / (Unfavorable)	2022	2021	Favorable / (Unfavorable)
Interest expense	$(29)	$(26)	$(3)	$(82)	$(253)	$171

For the nine months ended September 30, 2022, the decrease in interest expense is primarily due to the absence of the $168 million loss on debt extinguishment which was recorded as additional interest expense in connection with the early retirement of debt in the first quarter of 2021.

Other, net

Below is a summary of our other, net, in millions, for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	Favorable / (Unfavorable)	2022	2021	Favorable / (Unfavorable)
Other, net	$(12)	$(17)	$5	$4	$(438)	$442

Other, net, for the three and nine months ended September 30, 2022 included:

•$4 million and $6 million, respectively, of realized foreign currency transaction losses.
•$2 million and $7 million, respectively, of net periodic pension and post-retirement benefit expense.
•$6 million of losses related to equity method investments for both periods.

For the nine months ended September 30, 2022 these amounts were more than offset by:

•$24 million of income from the revaluation of contingent consideration related to a prior acquisition.

Other, net, for the three and nine months ended September 30, 2021 included:

•$4 million and $430 million, respectively, of net periodic pension and post-retirement benefit expense, which includes $406 million of settlement loss related to the termination of our qualified domestic defined-benefit pension plans for the nine months ended September 30, 2021.
•$18 million loss related to the divestiture of Hüppe for the nine months ended September 30, 2021.
•$14 million of expense from the revaluation of contingent consideration related to a prior acquisition for both periods.

These amounts were partially offset by:

•$14 million gain recognized on the redemption of the preferred stock of ACProducts Holding, Inc. and $6 million of related dividend income for the nine months ended September 30, 2021.
•$5 million and $7 million, respectively, of earnings related to equity method investments.

INCOME TAXES

Below is a summary of our income tax expense, in millions, and our effective tax rate for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	(Favorable) / Unfavorable	2022	2021	(Favorable) / Unfavorable
Income tax expense	$77	$103	$(26)	$255	$158	$97
Effective tax rate	25%	30%	(5)%	25%	32%	(7)%

Our 2021 income tax expense was impacted by the elimination of disproportionate tax effects from accumulated other comprehensive income resulting in income tax expense of $16 million for the nine months ended September 30, 2021, related to our debt retirement and pension plan termination. Our 2021 income tax expense was also impacted by losses providing no tax benefit in certain jurisdictions from our pension plan termination and a business divestiture resulting in income tax expense of $10 million and $15 million for the three and nine months ended September 30, 2021, respectively.

NET INCOME AND INCOME PER COMMON SHARE — ATTRIBUTABLE TO MASCO CORPORATION

Below is a summary of our net income and diluted income per common share, in millions, except per share data, for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	Favorable / (Unfavorable)	2022	2021	Favorable / (Unfavorable)
Net income	$218	$220	$(2)	$729	$278	$451
Diluted income per common share	$0.97	$0.89	$0.08	$3.13	$1.07	$2.06

Business Segment and Geographic Area Results

The following table sets forth our net sales and operating profit information by Business Segment and Geographic Area, dollars in millions.

	Three Months Ended September 30,		Percent Change			Nine Months Ended September 30,		Percent Change
	2022	2021	2022	vs.	2021	2022	2021	2022	vs.	2021
Net Sales:
Plumbing Products	$1,324	$1,329	—%			$4,056	$3,907	4%
Decorative Architectural Products	880	875	1%			2,701	2,446	10%
Total	$2,204	$2,204	—%			$6,757	$6,353	6%

North America	$1,792	$1,753	2%			$5,431	$4,999	9%
International, principally Europe	412	451	(9)%			1,326	1,354	(2)%
Total	$2,204	$2,204	—%			$6,757	$6,353	6%

	Three Months Ended September 30,		Percent Change			Nine Months Ended September 30,		Percent Change
	2022	2021	2022	vs.	2021	2022	2021	2022	vs.	2021
Operating Profit: (A)
Plumbing Products	$220	$248	(11)%			$686	$773	(11)%
Decorative Architectural Products	151	166	(9)%			498	496	—%
Total	$371	$414	(10)%			$1,184	$1,269	(7)%

North America	$305	$332	(8)%			$961	$1,010	(5)%
International, principally Europe	66	82	(20)%			223	259	(14)%
Total	371	414	(10)%			1,184	1,269	(7)%
General corporate expense, net	(20)	(29)	(31)%			(72)	(82)	(12)%
Total operating profit	$351	$385	(9)%			$1,112	$1,187	(6)%

(A)    Before general corporate expense, net; see Note M to the condensed consolidated financial statements.

BUSINESS SEGMENT RESULTS DISCUSSION

The following discussion of Business Segment and Geographic Area Results discussion refers to the three and nine months ended September 30, 2022 compared to the same periods of 2021. Changes in operating profit in the following Business Segment and Geographic Area Results discussion exclude general corporate expense, net.

Plumbing Products
Sales
Net sales in the Plumbing Products segment were flat to prior year for the three months ended September 30, 2022, and increased four percent for the nine months ended September 30, 2022. Favorable net selling prices increased sales by seven percent for both periods. These amounts were partially offset by unfavorable foreign currency translation which decreased sales by five percent and four percent for the three and nine months ended September 30, 2022, respectively, as well as the divestiture of our Hüppe business, which decreased sales by one percent for the nine months ended September 30, 2022. Lower sales volume decreased sales by two percent for the three months ended September 30, 2022 and higher sales volume increased sales by one percent for the nine months ended September 30, 2022.

Operating Results
Operating profit in the Plumbing Products segment was negatively impacted by increased commodity and other input costs, transportation costs, unfavorable foreign currency translation, and increased marketing costs in both periods, as well as lower sales volume for the three months ended September 30, 2022. These amounts were partially offset by favorable net selling prices in both periods, and to a lesser extent, lower variable compensation for the three months ended September 30, 2022 and increased sales volume for the nine months ended September 30, 2022.

Decorative Architectural Products
Sales
Net sales in the Decorative Architectural Products segment increased one percent and 10 percent for the three and nine months ended September 30, 2022, respectively. These increases were due primarily to favorable net selling prices of paints and other coating products, lighting products, and builders' hardware products. These amounts were partially offset by lower sales volume of paints and other coating products in the three months ended September 30, 2022 and by lower sales volume of lighting products and builders' hardware products in both periods.

Operating Results
Operating profit in the Decorative Architectural Products segment for the three months ended September 30, 2022 was negatively impacted by increased commodity and other input costs, transportation and marketing costs, as well as decreased sales volume. These amounts were partially offset by favorable net selling prices. Operating profit for the nine months ended September 30, 2022 was positively impacted by favorable net selling prices. These amounts were offset by increased commodity and other input costs, transportation and marketing costs.

GEOGRAPHIC AREA RESULTS DISCUSSION

North America
Sales
North American net sales increased two percent and nine percent for the three and nine months ended September 30, 2022, respectively. Favorable net selling prices across all of our product categories increased sales by 11 percent and 10 percent for the three and nine months ended September 30, 2022, respectively. These amounts were partially offset by lower sales volume across all of our product categories, which decreased sales by eight percent for the three months ended September 30, 2022 and lower sales volume in lighting products, builders' hardware products, and plumbing products, which decreased sales by two percent for nine months ended September 30, 2022.

Operating Results
Operating profit in North America was negatively impacted by increased commodity and other input costs, transportation and marketing costs, as well as decreased sales volume for the three and nine months ended September 30, 2022. These amounts were partially offset by favorable net selling prices and lower variable compensation in both periods.

International, Principally Europe
Sales
International net sales decreased nine percent and two percent for the three and nine months ended September 30, 2022, respectively. In local currencies (including sales in currencies outside their respective functional currencies), net sales increased five percent and eight percent for the three and nine months ended September 30, 2022, respectively. Favorable net selling prices of plumbing products increased sales by four percent and six percent for the three and nine months ended September 30, 2022, respectively. Higher sales volume of plumbing products increased sales by three percent and five percent for the three and nine months ended September 30, 2022, respectively. These amounts were partially offset by unfavorable sales mix which decreased sales by one percent for the three months ended September 30, 2022 and the divestiture of our Hüppe business which decreased sales by two percent for the nine months ended September 30, 2022.

Operating Results
International operating profit was negatively impacted by increased commodity and other input costs, unfavorable foreign currency translation and increased employee-related costs for both periods, as well as increased transportation costs for the nine months ended September 30, 2022. These amounts were partially offset by favorable net selling prices and higher sales volume of plumbing products for both periods.

Liquidity and Capital Resources

Our current ratio was 1.5 to 1 and 1.8 to 1 at September 30, 2022 and December 31, 2021, respectively. The decrease in our current ratio is primarily due to the 364-day $500 million term loan that we entered into on April 26, 2022.

For the nine months ended September 30, 2022, net cash provided by operating activities was $520 million. Our cash flows from operations primarily benefited from operating profit, partially offset by changes in working capital, primarily higher receivables and inventory balances.

For the nine months ended September 30, 2022, net cash used for financing activities was $802 million, primarily due to $914 million for the repurchase and retirement of our common stock (including 0.6 million shares repurchased to offset the dilutive impact of restricted stock units granted in 2022), $195 million for the payment of cash dividends, $100 million for the partial payment of the 364-day term loan, $68 million for dividends paid to noncontrolling interest, and $17 million for employee withholding taxes paid on stock-based compensation. These uses of cash were partially offset by $500 million in proceeds from the 364-day term loan.

For the nine months ended September 30, 2022, net cash used for investing activities was $144 million, comprised primarily of $137 million of capital expenditures.

Our cash and cash investments were $464 million and $926 million at September 30, 2022 and December 31, 2021, respectively. Our cash and cash investments consist of overnight interest-bearing money market demand accounts, time deposit accounts and money market mutual funds containing government securities and treasury obligations. While we attempt to diversify these investments in a prudent manner to minimize risk, it is possible that future changes in the financial markets could affect the security or availability of these investments. Of the cash and cash investments held at September 30, 2022 and December 31, 2021, $297 million and $490 million, respectively, was held in our foreign subsidiaries. If these funds were needed for our operations in the U.S., their repatriation into the U.S. would not result in significant additional U.S. income tax or foreign withholding tax, as we have recorded such taxes on substantially all undistributed foreign earnings, except for those that are legally restricted.

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

The 2022 Credit Agreement contains financial covenants requiring us to maintain (A) a net leverage ratio, as adjusted for certain items, not exceeding 4.0 to 1.0, and (B) an interest coverage ratio, as adjusted for certain items, not less than 2.5 to 1.0.  We were in compliance with all covenants and no borrowings were outstanding under our 2022 Credit Agreement at September 30, 2022.

On April 26, 2022, we entered into a 364-day $500 million senior unsecured delayed draw term loan due April 26, 2023 with a syndicate of lenders. The senior unsecured term loan and commitments thereunder are subject to prepayment or termination at our option and the loans will bear interest at SOFR plus a spread adjustment and 0.70%. The covenants, including the financial covenants, are substantially the same as those in the 2022 Credit Agreement. We repaid $100 million during the three months ended September 30, 2022. We repaid an additional $65 million subsequent to September 30, 2022.

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

All outstanding payments owed under the program are recorded within accounts payable in our condensed consolidated balance sheets. The amounts owed to participating financial institutions under the program and included in accounts payable were $36 million and $43 million at September 30, 2022 and December 31, 2021, respectively. We account for all payments made under the program as a reduction to our cash flows from operations and reported within our (decrease) increase in accounts payable and accrued liabilities, net, line within our condensed consolidated statements of cash flows. The amounts settled through the program and paid to participating financial institutions were $153 million and $170 million during the nine months ended September 30, 2022 and 2021, respectively. A downgrade in our credit rating or changes in the financial markets could limit the financial institutions’ willingness to commit funds to, and participate in, the program. We do not believe such risk would have a material impact on our working capital or cash flows, as substantially all of our payments are made outside of the program.

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

MASCO CORPORATION
Item 4.
CONTROLS AND PROCEDURES

a.     Evaluation of Disclosure Controls and Procedures.

The Company’s principal executive officer and principal financial officer have concluded, based on an evaluation of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15 that, as of September 30, 2022, the Company's disclosure controls and procedures were effective.

b.     Changes in Internal Control over Financial Reporting.

In connection with the evaluation of the Company's internal control over financial reporting that occurred during the quarter ended September 30, 2022, which is required under the Securities Exchange Act of 1934 by paragraph (d) of Exchange Rules 13a-15 or 15d-15 (as defined in paragraph (f) of Rule 13a-15), management determined that there was no change that materially affected or is reasonably likely to materially affect internal control over financial reporting.

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
The following financial information from Masco Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Shareholders' Equity, and (vi) Notes to Condensed Consolidated Financial Statements.

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

October 26, 2022