Form 10-K
period 2022-12-31
MASCO CORP /DE/
filed 2023-02-09
CIK 62996

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K
    ☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant on June 30, 2022 (based on the closing sale price of $50.60 of the Registrant's Common Stock, as reported by the New York Stock Exchange on such date) was approximately $11,359,743,400.
Number of shares outstanding of the Registrant's Common Stock at January 31, 2023:
225,203,119 shares of Common Stock, par value $1.00 per share
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's definitive Proxy Statement to be filed for its 2023 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

Masco Corporation
2022 Annual Report on Form 10-K

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
Our future performance may be affected by the levels of residential repair and remodel activity, and to a lesser extent, new home construction, our ability to maintain our strong brands and to develop innovative products, our ability to maintain our public reputation, our ability to maintain our competitive position in our industries, our reliance on key customers, the cost and availability of materials, our dependence on suppliers and service providers, extreme weather events and changes in climate, risks associated with our international operations and global strategies, our ability to achieve the anticipated benefits of our strategic initiatives, our ability to successfully execute our acquisition strategy and integrate businesses that we have acquired and may in the future acquire, our ability to attract, develop and retain a talented and diverse workforce, risks associated with cybersecurity vulnerabilities, threats and attacks, risks associated with our reliance on information systems and technology and the impact of the ongoing COVID-19 pandemic on our business and operations.

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
We believe that our solid results of operations and financial position for 2022 resulted from our continued focus on our three strategic pillars:
•drive the full potential of our core businesses;
•leverage opportunities across our enterprise; and
•actively manage our portfolio.
In 2022, we continued to return value to our shareholders by repurchasing approximately 16.6 million shares of our common stock and increasing our quarterly dividend by approximately 19 percent compared to 2021.

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
•Our plumbing products include faucets, showerheads, handheld showers, valves, bath hardware and accessories, bathing units, shower bases and enclosures, shower drains, steam shower systems, sinks, kitchen accessories and toilets. We primarily sell these products to home center retailers, online retailers, mass merchandisers, wholesalers and distributors that, in turn, sell them to plumbers, building contractors, remodelers, smaller retailers and consumers, and homebuilders. The majority of our faucet, bathing and showering products are sold primarily in North America, Europe and China under the brand names DELTA®, BRIZO®, PEERLESS®, HANSGROHE®, AXOR®, KRAUS®, EASY DRAIN®, STEAMIST®, ELITESTEAM®, GINGER®, NEWPORT BRASS®, BRASSTECH® and WALTEC®. Our BRISTAN™ and HERITAGE™ products are sold primarily in the United Kingdom.
•We manufacture acrylic tubs, bath and shower enclosure units, and shower bases and trays. Our DELTA, PEERLESS and MIROLIN® products are sold primarily to home center retailers in North America. Our MIROLIN products are also sold to wholesalers and distributors in Canada.
•Our spas, exercise pools and aquatic fitness systems are manufactured and sold under our HOT SPRING®, CALDERA®, FREEFLOW SPAS®, FANTASY SPAS® and ENDLESS POOLS® brands, as well as under other trademarks. Our spa and exercise pools are sold worldwide to independent specialty retailers and distributors and to online mass merchant retailers. Certain exercise pools are also available on a consumer-direct basis in North America and Europe, while our aquatic fitness systems are sold through independent specialty retailers as well as on a consumer-direct basis in some areas.
•Included in our Plumbing Products segment are brass, copper and composite plumbing system components and other non-decorative plumbing products that are sold to plumbing, heating and hardware wholesalers, home center and online retailers, hardware stores, building supply outlets and other mass merchandisers. These products are marketed primarily in North America under our BRASSCRAFT®, PLUMBSHOP®, COBRA® and MASTER PLUMBER® brands and are also sold under private label.
•Within our Plumbing Products segment we develop connected water products that enhance the experience with water in homes and businesses. These systems include touchless activation, voice activation, controlled volume dispensing and provide for monitoring and controlling the temperature and flow of water and are compatible with a range of faucets, showerheads and other showering components.
•We also supply high-quality, custom thermoplastic solutions, extruded plastic profiles and specialized fabrications, as well as PEX tubing, to manufacturers, distributors and wholesalers for use in diverse applications that include faucets and plumbing supplies, appliances, oil and gas equipment and building products.
We believe that our plumbing products are among the leaders in sales in North America and Europe. Competitors of the majority of our products in this segment include Dornbracht AG & Co. KG, Zurn Elkay Water Solutions Corporation, Fortune Brands Innovations, Inc.'s Moen, Rohl and Riobel brands, Kohler Co., Lixil Group Corporation’s American Standard and Grohe brands, Spectrum Brands Holdings, Inc.'s Pfister faucets and private label brands. Competitors of our spas and exercise pools and systems include Artesian Spas, Jacuzzi and Master Spas brands, among others. Foreign manufacturers competing with us are located primarily in Europe, China and Canada. Additionally, we face significant competition from private label products and digitally native brands. The businesses in our Plumbing Products segment manufacture products primarily in North America and Europe as well as in Asia and source products from Asia and other regions. Competition for our plumbing products is based largely on brand reputation, product features and innovation, product quality, customer service, breadth of product offering and price. Many of the faucet and showering products with which our products compete are manufactured by low-cost foreign manufacturers that contribute to price competition.

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
Decorative Architectural Products
Our Decorative Architectural Products segment primarily includes architectural coatings, including paints, primers, specialty coatings, stains and waterproofing products, as well as paint applicators and accessories. These products are sold in North America, South America and China under the brand names BEHR®, KILZ®, WHIZZ®, Elder & Jenks® and other trademarks to “do‑it‑yourself” and professional customers through home center retailers and other retailers. Net sales of architectural coatings comprised approximately 32 percent, 30 percent and 33 percent of our consolidated net sales from our continuing operations in 2022, 2021, and 2020, respectively. Our BEHR products are sold through The Home Depot, our largest customer overall, as well as this segment’s largest customer. Our Behr business grants Behr brand exclusivity in the retail sales channel in North America to The Home Depot. The granting of exclusivity affects our ability to sell those products and brands to other customers, and the loss of this segment’s sales to The Home Depot would have a material adverse effect on this segment’s business and on our consolidated business as a whole.
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
Acrylic resins and titanium dioxide are principal raw materials in the manufacture of architectural coatings. The price of acrylic resins fluctuates based on the price of its components, which can have a material impact on our costs and results of operations in this segment. The price for titanium dioxide can fluctuate as a result of global supply and demand dynamics and production capacity limitations, which can have a material impact on our costs and results of operations in this segment. In addition, the prices of crude oil, natural gas, propylene, methyl methacrylate (MMA) and certain petroleum by-products can impact our costs and results of operations in this segment. We have multiple sources, both domestic and foreign, for the raw materials used in this segment. We have encountered price volatility for propylene and MMA. To help reduce the impact of this price volatility, we have and may in the future enter into long-term agreements with certain significant suppliers. We import certain materials and products for this segment that have been and may in the future be subject to duties and tariffs. We also have agreements with certain significant suppliers for this segment that are intended to help assure continued supply.
Our Decorative Architectural Products segment includes branded cabinet and door hardware, functional hardware, wall plates, hook and hook rail products, closet organization systems and picture hanging accessories, which are manufactured for us and sold to home center retailers, mass retailers, online retailers, other specialty retailers, original equipment manufacturers and wholesalers. These products are sold under the LIBERTY®, BRAINERD®, FRANKLIN BRASS® and other trademarks. Our key competitors in North America include Amerock Hardware, Richelieu Hardware Ltd., Top Knobs and private label brands. Decorative bath hardware, shower accessories, mirrors and shower doors are sold under the brand names DELTA® and FRANKLIN BRASS® and other trademarks to home center retailers, mass retailers, online retailers, other specialty retailers and wholesalers. Competitors for these products include Fortune Brands Innovations, Inc.'s Moen brand, Gatco Fine Bathware, Kohler Co. and private label brands.
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
We monitor applicable laws and regulations, including environmental laws and regulations, and incur ongoing expense relating to compliance, however we do not expect that compliance with federal, state, local and foreign regulations will result in material capital expenditures or have a material adverse effect on our results of operations and financial position.
Human Capital Management
The performance of our Company is impacted by our human capital management, and as a result we are focused on attracting, developing and retaining highly qualified, engaged and diverse employees. We have developed three strategic talent priorities: leadership, diversity, equity and inclusion, and future workforce. Our Chief Human Resources Officer is responsible for developing and executing our human capital strategy and provides regular updates to our Board of Directors’ Compensation and Talent Committee on our progress toward the achievement of these strategic initiatives. We believe that our human capital initiatives work together to help our employees grow and thrive, and cultivate a culture where our employees feel like they belong. We are also committed to keeping our employees healthy and safe in the workplace.
Leadership
We support and foster the growth of our employees by providing development opportunities, experiences and tools that build and strengthen leadership capabilities. Our Leadership Framework, which is how we internally describe the capabilities and behaviors that we believe make great leaders, serves as the foundation for how we select, develop and measure the performance of our leaders.
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
Our workforce representation statistics are one indicator of our performance in advancing a diverse workforce. Following is our workforce representation statistics as of December 31, 2022:
•In the U.S., our leadership team is comprised of 33 percent women and 26 percent racially / ethnically diverse individuals, as compared to the EEO-1 benchmark of 25 percent and 21 percent, respectively. The EEO-1 leadership benchmark includes executive-level/senior-officials and managers, and first-level officials and managers.
•In the U.S., our salaried workforce is comprised of approximately 36 percent women and 30 percent racially / ethnically diverse individuals, as compared to the EEO-1 benchmark of 28 percent and 28 percent, respectively. The EEO-1 salaried employees benchmark includes leadership, professionals and technicians.
•In the U.S., our hourly workforce, which includes hourly and exception hourly, is comprised of 37 percent women and 55 percent racially / ethnically diverse individuals, as compared to the EEO-1 benchmark of 28 percent and 38 percent, respectively. The EEO-1 hourly employees benchmark includes all other EEO categories we did not include in the EEO-1 leadership and salaried benchmark.
We have established specific aspirational representation goals for 2025 for certain groups within our U.S. workforce along with goals linked to employees’ experiences related to inclusion and belonging. These aspirational goals are ambitious and are not intended to be commitments, promises, or guarantees of future achievement. Any progress towards these goals is regularly measured and is reviewed by our Compensation and Talent Committee of our Board of Directors and executive management team. After establishing these goals, we faced and continue to face complexities and variables that are impacting our progress and may result in us not achieving our goals, such as a tightening labor market, challenging economic environment, changes to our portfolio of businesses via acquisitions or divestitures, and adjustments to our job levels and managerial headcount. We describe those goals in our Corporate Social Responsibility report, which is not incorporated by reference into this Report.

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
Employee Health and Safety
The safety of our employees is integral to our company. In support of our safety efforts, we identify, assess, and investigate incidents and injury data, and each year set a goal to improve key safety performance indicators. We communicate and train our workforce on the importance of safe work practices. We also regularly consult with our employees on safety-related improvements to our operations. Throughout 2022, we continued to implement the best practices and recommendations from the Centers for Disease Control and the Department of Labor (OSHA).
Our Workforce
At December 31, 2022, we employed approximately 19,000 people.

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
•inflationary pressures;
•unemployment and underemployment levels;
•consumer income and debt levels;
•household formation;
•the availability of skilled tradespeople for repair and remodeling work;
•the availability of home equity loans and mortgages and the interest rates for and tax deductibility of such loans;
•trends in lifestyle and housing design; and
•natural disasters, terrorist acts, pandemics, wars or conflicts or other catastrophic events.
We have been, and may in the future be, negatively impacted by adverse changes or uncertainty involving one or more of the factors listed above. In addition, the fundamentals driving our business are impacted by economic cycles. An economic contraction or recession have in the past resulted in and could in the future result in a decline in residential repair and remodeling activity or in demand for new home construction, adversely affecting our results of operations and financial position.

We may not achieve all of the anticipated benefits of our strategic initiatives.

We continue to pursue our strategy of driving the full potential of our core businesses, leveraging opportunities across our enterprise, and actively managing our portfolio. Our strategy is designed to grow revenue, improve profitability and increase shareholder value over the mid- to long-term. We execute our strategy by investing in our brands, developing innovative products, making capital investments, and focusing on continuous productivity improvement and operational excellence, among other initiatives. Our business performance and results could be adversely affected if we are unable to timely and effectively execute our strategy. We could also be adversely affected if we have not appropriately prioritized and balanced our strategic initiatives or if we are unable to effectively manage change throughout our organization.

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
International acquisitions that we have made, and international acquisitions that we may make in the future, may continue to increase our exposure to foreign currency risks, risks associated with interpretation and enforcement of foreign regulations and the policies of foreign governments. Our failure to address these risks could cause us to incur additional costs and fail to realize the anticipated benefits of our acquisitions and could adversely affect our results of operations and financial position.

Business and Operational Risks

We are dependent on suppliers and service providers.

We are dependent on third parties for our raw materials, many of our components and finished products and for certain services. Our ability to offer a wide variety of products and provide high levels of service to our customers depend on our ability to obtain an adequate and timely supply of these goods and services. Failure of our suppliers to timely provide us goods and services on commercially reasonable terms or to comply with applicable legal and regulatory requirements or our supplier business practices policy could have a material adverse effect on our results of operations and financial position or could damage our reputation.
The operations of the third parties on whom we depend could be impacted by: changing laws, regulations and policies, including those related to climate change; cybersecurity breaches; labor availability; raw material shortages; energy availability; supply disruptions; and adverse weather conditions, pandemics, and other force majeure events. Any of these factors could disrupt our third parties’ operations and result in shortages of supply, assertion of force majeure and increases in the prices charged to us for the raw materials, components and finished products they produce or services they provide. Sourcing these raw materials, components, finished products and services from alternate suppliers, including suppliers from new geographic regions, or re-engineering our products as a result of supplier disruptions, is time-consuming and costly and could result in inefficiencies or delays in our business operations or could negatively impact the quality of our products. In addition, the loss of critical suppliers, or a substantial decrease in the availability of supply, has disrupted and could continue to disrupt our business and may have a material adverse effect on our results of operations and financial position.
Many of the suppliers we rely upon are located in foreign countries, primarily China. The differences in business practices, shipping and delivery requirements and costs, changes in economic conditions and trade policies and laws and regulations, together with the limited number of suppliers available to us, have increased the complexity of our supply chain logistics and the potential for interruptions in our production scheduling. We have experienced and may continue to experience constraints on and disruptions to transporting our raw materials, components and finished products from our international and domestic suppliers and have had to pay higher transportation costs. If we are unable to effectively manage our supply chain or if we continue to experience such issues, our results of operations and financial position could be adversely affected.

Variability in the cost and availability of our raw materials, component parts and finished products could affect our results of operations and financial position.

We purchase substantial amounts of raw materials, component parts and finished products from outside sources, including international sources, and we manufacture certain of our products outside of the United States. Increases in the cost of the materials we purchase, including as a result of diminished availability, increased tariffs and inflation or unfavorable fluctuations in foreign currency exchange rates have increased and may in the future increase the prices for our products and negatively impact our results of operations and financial position. Further, our production has been and may in the future be affected if we or our suppliers are unable to procure our requirements for various commodities, including, among others, brass, resins, titanium dioxide and zinc, or if a shortage of these commodities results in significantly increased costs. Energy prices have also increased and, this coupled with potential energy supply shortages, could continue to increase our production and transportation costs. In addition, water is a significant component of our architectural coatings products and may be subject to shortages and restrictions on supply in certain regions, due to climate-related and other influences. These factors could adversely affect our results of operations and financial position.
It can be difficult for us to pass on to customers our cost increases. Our existing arrangements with customers, competitive considerations and customer resistance to price increases may delay or make us unable to adjust selling prices. If we are not able to sufficiently increase the prices of our products or achieve cost savings to offset increased material, production, transportation and labor costs, our results of operations and financial position could be adversely affected. Increased selling prices for our products have and may in the future lead to sales declines and loss of market share, particularly if those prices are not competitive. When our material costs decline, we have experienced and may in the future receive pressure from our customers to reduce our prices. Such reductions could adversely affect our results of operations and financial position.
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

There are risks associated with our international operations and global strategies.

In 2022, 20 percent of our sales from continuing operations were made outside of North America (principally in Europe) and transacted in currencies other than the U.S. dollar. In addition to our European operations, we manufacture products in other locations, including Asia and Mexico and source products and components from third parties globally. Risks associated with our international operations include:
•differences in culture, economic and labor conditions and practices;
•the policies of the U.S. and foreign governments;
•disruptions in trade relations and economic instability;
•differences in enforcement of contract and intellectual property rights;
•timeliness of transportation and port congestion;
•social and political unrest; and
•natural disasters, terrorist attacks, pandemics, wars or conflicts or other catastrophic events.
We are also affected by domestic and international laws and regulations applicable to companies doing business outside of the U.S. or importing and exporting goods and materials. These include anti-bribery/anti-corruption laws, laws regulating competition, sanctions, tax laws, and other business practices, and trade regulations, including duties and tariffs. Compliance with these laws is costly, and future changes to these laws may require significant management attention and disrupt our operations. Additionally, while it is difficult to assess what changes may occur and the relative effect on our international tax structure, significant changes in how U.S. and foreign jurisdictions tax cross-border transactions could adversely affect our results of operations and financial position.

Our results of operations and financial position are also impacted by changes in currency exchange rates. Unfavorable currency exchange rates, particularly the euro, the Chinese renminbi, the Canadian dollar, the British pound sterling and the Mexican peso, have in the past adversely affected us, and could adversely affect us in the future. Fluctuations in currency exchange rates may present challenges in comparing operating performance from period to period.

The long-term performance of our businesses relies on our ability to attract, develop and retain a talented and diverse workforce.

To be successful, we must invest significant resources to attract, develop and retain highly qualified, talented and diverse employees at all levels, who have the experience, knowledge and expertise to implement our strategic and business initiatives. We compete for employees with a broad range of employers in many different industries, including large multinational firms. We may face challenges in recruiting, developing, motivating and retaining employees, particularly when the labor market is experiencing low unemployment levels, increasing compensation and increasing competition. We have been and continue to be affected by a shortage of qualified personnel primarily for our hourly workforce.
Additionally if we are unable to attract, develop and retain key employees, build strong and diverse leadership teams, successfully implement our talent strategies or develop effective succession planning, our results of operations and financial position could be adversely affected.

Extreme weather events and changes in climate could adversely impact our results of operations and financial position.

Extreme weather events, such as severe winter and other storms, hurricanes, fires, floods, tornados and droughts, as a result of climate change or other factors, have negatively impacted and may continue to negatively impact our business. These types of events can be disruptive to our operations and may impact consumer spending. In addition, we have certain suppliers located in areas that have experienced extreme weather events which have impacted and may in the future impact the availability and cost of some of our raw materials, components and finished products. If the frequency or severity of extreme weather increases, we may experience interruptions to our operations, further impact on our supply chain, increased operating costs or loss or damage to our property or inventory, which could adversely affect our results of operations and financial position.

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

Competitive Risks

We could lose market share if we do not maintain our strong brands, develop innovative products or respond to changing purchasing practices and consumer preferences.

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
A number of consumer preferences are changing, including a continued shift in consumer purchasing practices toward e-commerce and increased consumer demand for products with potential desired attributes, such as connected products and sustainable products. If we do not timely and effectively identify and respond to these changes our relationships with our customers and with consumers could be harmed, our ability to retain our customers and consumers may be negatively impacted, the demand for our brands and products could be reduced and our results of operations and financial position could be adversely affected.

Damage to our public reputation could adversely affect our results of operations and financial position.

Our public image and reputation are important to maintaining our strong brands. Our results of operations and financial position could be adversely affected by negative claims and comments in social media or the press, a negative perception regarding our products or company practices, positions or public statements, even if unfounded, or a data breach. Furthermore, there is increased scrutiny by stakeholders on environmental, social and governance (“ESG”) practices by companies, and we may not be able to meet such stakeholders’ expectations. Expectations regarding ESG practices are diverse and rapidly changing, and we may not be able to align our ESG practices with such evolving expectations within the timeframes expected by stakeholders or without incurring significant costs. In addition, we may not be able to achieve our aspirational goals related to our ESG initiatives, which are and may continue to be impacted by many complexities and variables, such as a tightening labor market, challenging economic environment, changes to our operations, changes to our portfolio of businesses via acquisitions or divestitures, and adjustments to our job levels and managerial headcount. A failure or perceived failure by us in this regard may damage our reputation and adversely affect our results of operations and financial position.

We face significant competition and operate in an evolving competitive landscape.

Our products face significant competition. We believe that brand reputation is an important factor affecting product selection and that we compete on the basis of product features, innovation, quality, customer service, warranty and price. We sell our products through home center retailers, online retailers, distributors and independent dealers and rely on these customers to market and promote our products to consumers. Our success with our customers is dependent on, among other things, our ability to provide quality products with desired features at the right price, timely delivery and a high level of customer service. Home center retailers, which have historically concentrated their sales efforts on retail consumers and remodelers, are increasingly selling directly to professional contractors and installers, which may adversely affect our margins on our products that contractors and installers would otherwise buy through our dealers and wholesalers. In addition, as home center retailers develop customer experience programs to attract and retain contractors and installers, they are relying on us to support their efforts. Such support has been and could continue to be time-consuming and costly and these efforts may not be successful, which may affect our growth and operating results.
Certain of our customers are selling products sourced from low-cost foreign manufacturers under their own private label brands, which directly compete with our brands. As a result of this trend, we have experienced and may in the future experience lower demand for our products or a shift in the mix of some products we sell toward more value-priced or opening price point products, which may affect our operating results.
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

Our sales are concentrated with three significant customers and this concentration may continue to increase. In 2022, our net sales from our continuing operations to The Home Depot were $3.3 billion (approximately 38 percent of our consolidated net sales), and our net sales from our continuing operations to Ferguson and Lowe’s were each less than 10 percent of our consolidated net sales. These customers can significantly affect the prices we receive for our products and the terms and conditions on which we do business with them. Additionally, these customers have reduced in the past and may in the future reduce the number of vendors from which they purchase and could make significant changes in their volume of purchases from us. Although other retailers, dealers, distributors and homebuilders represent other channels of distribution for our products and services, we might not be able to quickly replace, or replace at all, the loss of a substantial portion of our sales to The Home Depot or the loss of all of our sales to either Ferguson or Lowe’s. Any such loss would have a material adverse effect on our business, results of operations and financial position.
In addition, our Behr business grants Behr brand exclusivity in the retail sales channel in North America to The Home Depot, and from time to time, certain of our other businesses grant product and/or brand exclusivity to our customers. The granting of exclusivity affects our ability to sell those products and brands to other customers and can increase the complexity of our product offerings and our costs.

Technology and Intellectual Property Risks

We have been and may continue to be subject to cybersecurity attacks, which could adversely affect our results of operations and financial position.

Global cybersecurity vulnerabilities, threats and more frequent, sophisticated and targeted attacks pose a risk to our information technology systems and to critical third-party information technology platforms we utilize. We have implemented security policies, processes and layers of defense designed to help identify and protect against misappropriation or corruption of our systems and information and disruption of our operations. Despite these efforts, systems we utilize have been and may in the future be damaged, disrupted, ransomed or shut down due to cybersecurity attacks by unauthorized access, malware, ransomware, undetected intrusion, hardware failures, or other events, and in these circumstances our disaster recovery plans may be ineffective or inadequate. These attacks have led and could in the future lead to business interruption, production or operational downtime, product shipment delays, exposure or loss of proprietary confidential or financial information or the personal information of our employees, suppliers, customers or consumers, data corruption, an inability to report our financial results in a timely manner, damage to the reputation of our brands, damage to our relationships with our employees, suppliers, customers and consumers, exposure to litigation, and increased costs associated with the remediation and mitigation of such attacks. In addition, we could be adversely affected if any of our significant customers, suppliers or service providers experiences any similar events that disrupt their business operations or damage their reputation. Such events could adversely affect our results of operations and financial position.

We rely on information systems and technology, and a breakdown or interruption of these systems could adversely affect our results of operations and financial position.

We rely on many on-site and cloud-based information systems and technology to process, transmit, store and manage information to support our business activities. We may be adversely affected if these information systems breakdown, fail, or are no longer supported by third-party service providers, including cloud platform providers. In addition to the consequences that may occur from interruptions in the current systems we utilize, we continue to invest in new technology systems throughout our company, including implementations of and upgrades to critical systems at our business units. System implementations and upgrades are complex and require significant management oversight, and we have experienced, and may continue to experience, unanticipated expenses and interruptions to our operations during these implementations and upgrades. Our results of operations and financial position, as well as the effectiveness of our internal controls over financial reporting, could be adversely affected if we do not appropriately select, implement, maintain or upgrade our critical systems in a timely manner or if we experience significant unanticipated expenses or disruptions in connection with the implementation, upgrade or update of such systems.

We may not be able to adequately protect or prevent the unauthorized use of our intellectual property.

Protecting our intellectual property is important to our growth and innovation efforts. We own a number of patents, trade names, brand names and other forms of intellectual property in our products and manufacturing processes throughout the world. There can be no assurance that our efforts to protect our intellectual property rights will prevent violations. Our intellectual property has been and may again be challenged or infringed upon by third parties, particularly in countries where property rights are not highly developed or protected. In addition, the global nature of our business increases the risk that we may be unable to obtain or maintain our intellectual property rights on reasonable terms. Furthermore, others have asserted and may in the future assert intellectual property infringement claims against us. Current and former employees, contractors, customers or suppliers have or may have had access to proprietary or confidential information regarding our business operations that could harm us if used by them, or disclosed to others, including our competitors. Protecting and preventing the unauthorized use of our intellectual property could be costly, time consuming and require significant resources. If we are not able to protect our existing intellectual property rights, or prevent unauthorized use of our intellectual property, sales of our products may be affected and we may experience reputational damage to our brand names, increased litigation costs and adverse impact to our competitive position, which could adversely affect our results of operations and financial position.

Litigation and Regulatory Risks

Claims and litigation could be costly.

We are involved in various claims and litigation, including class actions, mass torts and regulatory proceedings, that arise in the ordinary course of our business and that could have a material adverse effect on us. The types of matters may include, among others: advertising, competition, contract, data privacy, employment, environmental, insurance coverage, intellectual property, personal injury, product compliance, product liability, securities and warranty. The outcome and effect of these matters are inherently unpredictable, and defending and resolving them can be costly and can divert management’s attention. We have and may continue to incur significant costs as a result of claims and litigation.
We are also subject to product safety regulations, product recalls and direct claims for product liability that can result in significant costs and, regardless of the ultimate outcome, create adverse publicity and damage the reputation of our brands and business. Also, we rely on suppliers to provide finished products and components for products that we sell. Due to the difficulty of controlling the quality of finished products and components we source from these suppliers, we are exposed to risks relating to the quality of such finished products and components and to limitations on our recourse against such suppliers.
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

We are subject to a wide variety of federal, state, local and foreign laws and regulations pertaining to:
•anti-bribery/anti-corruption;
•climate change and protection of the environment;
•competition practices;
•data privacy;
•employment and labor matters;
•environment, health and safety matters;
•product safety and performance;
•protection of employees and consumers;
•securities matters;
•sanctions;
•taxation;
•trade, including duties and tariffs; and
•wage and hour matters.
In addition to complying with current requirements and known future requirements, we will be subject to new or more stringent requirements in the future.
As we sell new types of products or existing products in new geographies or channels or for new applications, we are subject to the requirements applicable to those sales. Additionally, some of our products must be certified by industry organizations. Compliance with new or changed laws, regulations and other requirements, including as a part of government or industry response to climate change, may require us to alter our product designs, our manufacturing processes, our packaging or our sourcing or may result in restrictions on our operations. These compliance activities are costly and require significant management attention and resources. If we do not effectively and timely comply with such regulations and other requirements, our results of operations and financial position could be adversely affected.

Coronavirus Disease Risks

The ongoing COVID-19 pandemic has and may continue to impact our operations, which may impact our results and our financial condition.

We operate facilities in the U.S. and around the world which have been and may in the future be adversely affected by the COVID-19 pandemic, including the closure or reduced capacity of certain of our facilities; delays or disruptions in our ability to source and increases in the cost of raw materials, components and finished products; constraints in shipping, transportation and logistics; and decreased employee availability. Future disruption of our operations or slowdown in domestic and international economic activity due to the COVID-19 pandemic could materially and adversely affect our results of operations and financial condition.
To the extent COVID-19 impacts our business and our operations, it may also have the effect of heightening certain of the other risks described in this Report, such as those relating to our international operations and global strategies and our dependence on suppliers.

Item 1B.    Unresolved Staff Comments.

None.

Item 2.Properties.

The table below lists principal North American properties as of December 31, 2022.

Business Segment	Manufacturing	Warehouse and Distribution
Plumbing Products	22	12
Decorative Architectural Products	8	18
Totals	30	30
Most of our North American facilities range from single warehouse buildings to complex manufacturing facilities. We own most of our North American manufacturing facilities, none of which is subject to significant encumbrances. A substantial number of our warehouse and distribution facilities are leased.
The table below lists principal properties outside of North America as of December 31, 2022.

Business Segment	Manufacturing	Warehouse and Distribution
Plumbing Products	8	16
Decorative Architectural Products	—	—
Totals	8	16
Most of our international facilities are in China, Germany and the United Kingdom. We own most of our international manufacturing facilities, none of which is subject to significant encumbrances. A substantial number of our international warehouse and distribution facilities are leased.
We lease our corporate headquarters in Livonia, Michigan, and we own a building in Taylor, Michigan, that is used by our Masco Technical Services (research and development) department. We also lease an office facility in Luxembourg, which serves as a headquarters for most of our foreign operations.
Each of our operating divisions assesses the manufacturing, distribution and other facilities needed to meet its operating requirements. We regularly review our anticipated requirements for facilities and, on the basis of that review, have and may in the future, build, acquire or lease additional facilities, or expand additional facilities.
Item 3.Legal Proceedings.

Information regarding legal proceedings involving us is set forth in Note U to the consolidated financial statements included in Item 8 of this Report and is incorporated herein by reference.
Item 4.Mine Safety Disclosures.

Not applicable.

PART II

Item 5.Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The New York Stock Exchange is the principal market on which our common stock is traded, under the ticker symbol MAS. On January 31, 2023, there were approximately 2,600 holders of record of our common stock.
We expect that our practice of paying quarterly dividends on our common stock will continue, although the payment of future dividends is at the discretion of our Board of Directors and will depend upon our earnings, capital requirements, financial condition and other factors. The Board of Directors declared a quarterly dividend of $0.285 per share in the first quarter of 2023 with the intention to increase the annual dividend to $1.14 per share.
We repurchased and retired 16.6 million shares of our common stock for the year ended December 31, 2022 for approximately $914 million. This included 0.6 million shares to offset the dilutive impact of restricted stock units granted in 2022. Effective October 20, 2022, our Board of Directors authorized the repurchase, for retirement, of up to $2.0 billion of shares of our common stock in open-market transactions or otherwise, replacing the previous Board of Directors authorization established in 2021. At December 31, 2022, we had $2.0 billion remaining under the 2022 authorization.

Performance Graph

The table below compares the cumulative total shareholder return on our common stock with the cumulative total return of (i) the Standard & Poor's 500 Composite Stock Index ("S&P 500 Index"), (ii) The Standard & Poor's Industrials Index ("S&P Industrials Index") and (iii) the Standard & Poor's Consumer Durables & Apparel Index ("S&P Consumer Durables & Apparel Index"), from December 31, 2017 through December 31, 2022, when the closing price of our common stock was $46.67. The graph assumes investments of $100 on December 31, 2017 in our common stock and in each of the three indices and the reinvestment of dividends.

PERFORMANCE GRAPH
INDEXED VALUE
$260.00
$240.00
$220.00
$200.00
$180.00
$160.00
$140.00
$120.00
$100.00
$80.00
$60.00
2017
2018
2019
2020
2021
2022
Masco
S&P 500 Index
S&P Industrials Index
S&P Consumer Durables & Apparel Index

The table below sets forth the value, as of December 31 for each of the years indicated, of a $100 investment made on December 31, 2017 in each of our common stock, the S&P 500 Index, the S&P Industrials Index and the S&P Consumer Durables & Apparel Index and includes the reinvestment of dividends.

	2018	2019	2020	2021	2022
Masco	$66.55	$109.22	$125.01	$159.81	$106.21
S&P 500 Index	$93.76	$120.84	$140.49	$178.27	$143.61
S&P Industrials Index	$85.00	$107.81	$117.52	$140.32	$130.35
S&P Consumer Durables & Apparel Index	$86.69	$114.67	$135.78	$164.21	$114.07

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
We continue to pursue our strategy of driving the full potential of our core businesses, leveraging opportunities across our enterprise, and actively managing our portfolio. We remain confident in the fundamentals of our business and long-term strategy. We execute our strategy by investing in our brands, developing innovative products, making capital investments, and focusing on continuous productivity improvement and operational excellence, among other initiatives. We believe that our strong financial position and cash flow generation, together with our investments in our industry-leading branded building products, our continued focus on innovation and disciplined capital allocation, will allow us to drive long-term growth and create value for our shareholders.
We continue to leverage the Masco Operating System, our methodology to drive growth and productivity, and continuous improvement initiatives across our enterprise to identify additional opportunities to improve our business operations. From time to time, we may take actions to drive efficiency in the business focused on the strategic rationalization of our businesses, including business consolidations, plant closures, headcount reductions and other cost savings initiatives.

Recent Trends

Due to changing market conditions, we are experiencing, and may continue to experience, lower market demand for our products. We have been experiencing, and may continue to experience, elevated commodity and other input costs, elevated transportation costs and supply chain disruptions, particularly disruptions related to our ability to source products, components and raw materials. We have also been experiencing, and may continue to experience, employee-related cost inflation and constraints in hiring qualified employees. While still elevated, we have recently seen some reduction of certain costs, and we aim to offset the potential unfavorable impact of our costs and lower demand for our products with productivity improvement, pricing, and other initiatives.

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
We discuss our consolidated results as well as our Business Segment and Geographic Area results of operations for the year ended December 31, 2022 versus December 31, 2021. A detailed discussion of our consolidated, Business Segment and Geographic Area results of operations for the years ended December 31, 2021 compared to the year ended December 31, 2020 can be found under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II of our Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the SEC on February 8, 2022.

SALES AND OPERATIONS

Net Sales
Below is a summary of our net sales, in millions, for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021	Change
Net sales, as reported	$8,680	$8,375	$305
Acquisitions	(11)	—	(11)
Divestitures	—	(32)	32
Net sales, excluding acquisitions and divestitures	8,669	8,343	326
Currency translation	211	—	211
Net sales, excluding acquisitions, divestitures and the effect of currency translation	$8,880	$8,343	$537

Net sales for 2022 were $8.7 billion, which increased four percent compared to 2021. Excluding acquisitions, divestitures and the effect of currency translation, net sales increased six percent.
Net sales for 2022 increased primarily due to:
•Higher net selling prices across the entire company which increased sales by nine percent.
These amounts were partially offset by:
•Lower sales volume which decreased sales by three percent.
•Unfavorable foreign currency translation which decreased sales by two percent.

Gross Profit and Gross Margin
Below is a summary of our gross profit, in millions, and gross margin for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021	Favorable / (Unfavorable)
Gross profit	$2,713	$2,863	$(150)
Gross margin	31.3%	34.2%	(290) bps

The 2022 gross profit margin was negatively impacted by:
•Increased commodity and transportation costs.
•Higher costs due to production inefficiencies and related under absorption, as well as higher excess and obsolete inventory charges resulting from business rationalization activities.
•Lower sales volume.
•Unfavorable sales mix.

These amounts were partially offset by:
•Higher net selling prices.

Selling, General and Administrative Expenses
Below is a summary of our selling, general and administrative expenses, in millions, and selling, general and administrative expenses as a percentage of net sales for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021	(Favorable) / Unfavorable
Selling, general and administrative expenses	$1,390	$1,413	$(23)
Selling, general and administrative expenses as percentage of net sales	16.0%	16.9%	(90) bps
Selling, general, and administrative expenses as a percentage of net sales in 2022 was positively impacted by:
•Higher net sales resulting from favorable net selling prices.
•Lower variable compensation.
These amounts were partially offset by:
•Increased marketing costs.

Operating Profit
Below is a summary of our operating profit, in millions, and operating profit margins for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021	Change
Operating profit, as reported	$1,297	$1,405	$(108)
Rationalization charges	32	4	28
Impairment charges for goodwill and other intangible assets	26	45	(19)
Operating profit, excluding rationalization charges and impairment charges	$1,355	$1,454	$(99)
Operating profit margin, as reported	14.9%	16.8%	(190) bps
Operating profit margin, excluding rationalization charges and impairment charges	15.6%	17.4%	(180) bps
Operating profit in 2022 was negatively impacted by:
•Increased commodity and transportation costs.
•Higher costs due to production inefficiencies and related under absorption, as well as higher excess and obsolete inventory charges resulting from business rationalization activities.
•Lower sales volume.
•Unfavorable foreign currency translation.
•Increased marketing costs.
•Unfavorable sales mix.
These amounts were partially offset by:
•Higher net selling prices.
•Lower variable compensation.
•Lower goodwill and other intangible assets impairment charges in our lighting business.

OTHER INCOME (EXPENSE), NET

Interest Expense

Below is a summary of our interest expense, in millions, for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021	Favorable / (Unfavorable)
Interest expense	$(108)	$(278)	$170

The decrease in interest expense is primarily due to the absence of the $168 million loss on debt extinguishment, which was recorded as additional interest expense in connection with the early retirement of debt in the first quarter of 2021.

Other, net

Below is a summary of our other, net, in millions, for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021	Favorable / (Unfavorable)
Other, net	$4	$(439)	$443

Other, net, for 2022 included:
•$24 million of income from the revaluation of contingent consideration related to a prior acquisition.
This amount was partially offset by:
•$10 million of net periodic pension and post-retirement benefit expense.
•$6 million of losses related to equity method investments.
Other, net, for 2021 included:
•$430 million of net periodic pension and post-retirement benefit expense, which includes $399 million of net settlement loss related to the termination of our qualified domestic defined-benefit pension plans.
•$18 million loss related to the divestiture of our Hüppe GmbH ("Hüppe") business.
•$16 million expense from the revaluation of contingent consideration related to a prior acquisition.
These amounts were partially offset by:
•$14 million gain recognized on the redemption of the preferred stock of ACProducts Holding, Inc. and $6 million of related dividend income.
•$11 million of earnings related to equity method investments.

INCOME TAXES

Below is a summary of our income tax expense, in millions, and our effective tax rate for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021	(Favorable) / Unfavorable
Income tax expense	$288	$210	$78
Effective tax rate	24%	31%	(7)%
Our 2021 income tax expense included $16 million due to the elimination of disproportionate tax effects from accumulated other comprehensive income related to our debt retirement and pension plan termination and $18 million due to losses providing no tax benefit in certain jurisdictions from our pension plan termination and a business divestiture.
Refer to Note S to the consolidated financial statements for additional information.

INCOME AND INCOME PER COMMON SHARE FROM CONTINUING OPERATIONS- ATTRIBUTABLE TO MASCO CORPORATION

Below is a summary of our income and diluted income per common share from continuing operations, in millions, except per share data, for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021	Favorable / (Unfavorable)
Income from continuing operations	$844	$410	$434
Diluted income per common share from continuing operations	$3.63	$1.62	$2.01

Business Segment and Geographic Area Results

The following table sets forth our net sales and operating profit information for our continuing operations by Business Segment and Geographic Area, dollars in millions.

	Year Ended December 31,		Percent Change
	2022	2021	2022 vs. 2021
Net Sales:
Plumbing Products	$5,252	$5,135	2%
Decorative Architectural Products	3,428	3,240	6%
Total	$8,680	$8,375	4%

North America	$6,978	$6,624	5%
International, principally Europe	1,702	1,751	(3)%
Total	$8,680	$8,375	4%

	Year Ended December 31,		Percent Change
	2022	2021	2022 vs. 2021
Operating Profit (A):
Plumbing Products	$819	$929	(12)%
Decorative Architectural Products	565	581	(3)%
Total	$1,384	$1,510	(8)%

North America	$1,116	$1,214	(8)%
International, principally Europe	268	296	(9)%
Total	1,384	1,510	(8)%
General corporate expense, net	(87)	(105)	(17)%
Total operating profit	$1,297	$1,405	(8)%

(A)Before general corporate expense, net; refer to Note Q to the consolidated financial statements for additional information.

BUSINESS SEGMENT RESULTS DISCUSSION

Changes in operating profit in the following Business Segment and Geographic Area Results discussion exclude general corporate expense, net, and compares each respective period to the same period of the immediately preceding year.

Plumbing Products
Sales
Net sales in the Plumbing Products segment increased two percent in 2022 due primarily to favorable net selling prices, which increased sales by seven percent, and higher international plumbing sales volume which increased sales by two percent. These amounts were partially offset by unfavorable foreign currency translation which decreased sales by four percent, lower North America plumbing sales volume which decreased sales by two percent, and the divestiture of Hüppe which decreased sales by one percent.
Operating Results
Operating profit in the Plumbing Products segment in 2022 was negatively impacted by increased commodity and transportation costs, higher costs due to production inefficiencies and related under absorption, higher excess and obsolete inventory charges resulting from business rationalization activities, unfavorable foreign currency translation, increased marketing costs and unfavorable sales mix. These amounts were partially offset by favorable net selling prices and, to a lesser extent, lower variable compensation.
Decorative Architectural Products
Sales
Net sales in the Decorative Architectural Products segment increased six percent in 2022, primarily due to favorable net selling prices across the segment. These amounts were partially offset by lower sales volume across the segment.
Operating Results
Operating profit in the Decorative Architectural Products segment in 2022 was negatively impacted by increased commodity and transportation costs, lower sales volume, higher costs due to production inefficiencies and related under absorption, higher excess and obsolete inventory charges resulting from business rationalization activities, and increased marketing costs. These amounts were partially offset by favorable net selling prices and lower goodwill and other intangible assets impairment charges in our lighting business.

Geographic Area Results Discussion

North America
Sales
North America net sales increased five percent in 2022. Favorable net selling prices across all of our product categories increased sales by 10 percent. These amounts were partially offset by lower sales volume, which decreased sales by five percent.
Operating Results
North America operating profit in 2022 was negatively impacted by increased commodity and transportation costs, lower sales volume, higher costs due to production inefficiencies and related under absorption, higher excess and obsolete inventory charges resulting from business rationalization activities, and increased marketing costs. These amounts were partially offset by favorable net selling prices, and to a lesser extent, lower variable compensation and lower goodwill and other intangible assets impairment charges in our lighting business.
International, Principally Europe
Sales
International net sales decreased three percent in 2022. In local currencies (including sales in currencies outside their respective functional currencies), net sales increased eight percent. Favorable net selling prices of plumbing products increased sales by six percent. Higher sales volume of plumbing products increased sales by five percent. These amounts were partially offset by the divestiture of our Hüppe business which decreased sales by two percent and unfavorable sales mix which decreased sales by two percent.

Operating Results
International operating profit in 2022 was negatively impacted by increased commodity and transportation costs, unfavorable foreign currency translation, wage inflation, and unfavorable sales mix. These amounts were partially offset by favorable net selling prices and higher sales volume of plumbing products.

Liquidity and Capital Resources

Overview of Capital Structure
Historically, we have largely funded our growth through cash provided by our operations, the issuance of notes in the financial markets, bank borrowings and the issuance of our common stock, including issuances for certain mergers and acquisitions. Maintaining high levels of liquidity and focusing on cash generation are among our financial strategies. Our capital allocation strategy includes reinvesting in our business, balancing share repurchases with potential acquisitions and maintaining a relevant dividend.
We had cash and cash investments of approximately $452 million and $926 million at December 31, 2022 and 2021, respectively. Our cash and cash investments consist of overnight interest bearing money market demand accounts, time deposit accounts, and money market mutual funds containing government securities and treasury obligations. While we attempt to diversify these investments in a prudent manner to minimize risk, it is possible that future changes in the financial markets could affect the security or availability of these investments. Of the cash and cash investments we held at December 31, 2022 and 2021, $321 million and $490 million, respectively, was held in our foreign subsidiaries. If these funds were needed for our operations in the U.S., their repatriation into the U.S. would not result in significant additional U.S. income tax or foreign withholding tax, as we have recorded such taxes on substantially all undistributed foreign earnings, except for those that are legally restricted.
Our current ratio was 1.6 to 1 and 1.8 to 1 at December 31, 2022 and 2021, respectively. The decrease in our current ratio is primarily due to the 364-day $500 million term loan that we entered into on April 26, 2022.
Our total debt as a percent of total capitalization was 109 percent and 98 percent at December 31, 2022 and 2021, respectively. Refer to Note L to the consolidated financial statements for additional information.
We believe that our present cash balance and cash flows from operations, and borrowing availability under our 2022 Credit Agreement, are sufficient to fund our near-term working capital and other investment needs. We believe that our longer-term working capital and other general corporate requirements will be satisfied through cash flows from operations and, to the extent necessary, from bank borrowings and future financial market activities. However, due to the changing market conditions and its impact on our customers and suppliers, we are unable to fully estimate the extent of the impact it may have on our future financial condition.
Capital Expenditures
We continue to invest in our manufacturing and distribution operations to increase our productivity, improve customer service and support product innovation. Capital expenditures for 2022 were $224 million, compared with $128 million for 2021. The increase in capital expenditures in 2022 was primarily due to capacity expansion plans in our Plumbing Products and Decorative Architectural Products segments. For 2023, capital expenditures, excluding any potential future acquisitions, are expected to be approximately $250 million. Depreciation and amortization expense for 2022 totaled $145 million, compared with $151 million for 2021. For 2023, depreciation and amortization expense, excluding any potential future acquisitions, is expected to be approximately $150 million. Amortization expense totaled $33 million in 2022, compared with $40 million in 2021.

Senior Indebtedness
On March 4, 2021, we issued $600 million of 1.500% Notes due February 15, 2028, $600 million of 2.000% Notes due February 15, 2031 and $300 million of 3.125% Notes due February 15, 2051. We received proceeds of $1,495 million, net of discount, for the issuance of these Notes. The Notes are senior indebtedness and are redeemable at our option at the applicable redemption price. On March 22, 2021, proceeds from the debt issuances, together with cash on hand, were used to repay and early retire our $326 million 5.950% Notes due March 15, 2022, $500 million 4.450% Notes due April 1, 2025, and $500 million 4.375% Notes due April 1, 2026. In connection with these early retirements, we incurred a loss on debt extinguishment of $168 million, which was recorded as interest expense in the consolidated statement of operations.
Credit Agreement
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
The 2022 Credit Agreement contains financial covenants requiring us to maintain (A) a net leverage ratio, as adjusted for certain items, not exceeding 4.0 to 1.0, and (B) an interest coverage ratio, as adjusted for certain items, not less than 2.5 to 1.0. We were in compliance with all covenants and no borrowings were outstanding under our 2022 Credit Agreement at December 31, 2022. As of the date of this report, $69 million was borrowed and outstanding at a weighted average interest rate of 5.800%.
364-day Term Loan
On April 26, 2022, we entered into a 364-day $500 million senior unsecured delayed draw term loan due April 26, 2023 with a syndicate of lenders. The senior unsecured term loan and commitments thereunder are subject to prepayment or termination at our option and the loans will bear interest at SOFR plus a spread adjustment and 0.70%. The covenants, including the financial covenants, are substantially the same as those in the 2022 Credit Agreement. We repaid $300 million during 2022.
Corporate Development Strategy
We expect to maintain a balanced growth strategy pursuing organic growth by maximizing the full potential of our existing businesses and, as appropriate, complementing our existing business with strategic acquisitions.
In addition, we actively manage our portfolio of companies by divesting those businesses that do not align with our long-term growth strategy. We will continue to review all of our businesses to determine which businesses, if any, may not align with our long-term growth strategy.
Acquisitions
During 2021, our Hansgrohe SE subsidiary acquired a 75.1 percent equity interest in Easy Sanitary Solutions B.V., a manufacturer of shower channel drains that offers a wide range of products for barrier-free showering and bathroom wall niches, for approximately €47 million ($58 million), including $52 million of cash and $6 million of debt that will be paid out over two years. During 2021, we also acquired all of the share capital of Steamist, Inc., a manufacturer of residential steam bath products that are complementary to many of our plumbing products, for approximately $56 million in cash.
Divestitures
During 2021, we completed the divestiture of Hüppe, a manufacturer of shower enclosures and shower trays. In connection with the divestiture, we recognized a loss of $18 million. During 2022, we recorded a $2 million pre-tax post-closing gain related to the finalization of working capital items in connection with the divestiture.

Share Repurchases
We repurchased and retired 16.6 million shares of our common stock in 2022 for approximately $914 million. This included 0.6 million shares to offset the dilutive impact of restricted stock units granted in 2022. Effective October 20, 2022, our Board of Directors authorized the repurchase, for retirement, of up to $2.0 billion of shares of our common stock in open-market transactions or otherwise, replacing the previous Board of Directors authorization established in 2021. At December 31, 2022, we had $2.0 billion remaining under the 2022 authorization. Consistent with past practice and as part of our long-term capital allocation strategy, we anticipate using approximately $500 million of cash for share repurchases (including shares which will be purchased to offset any dilution from restricted stock units granted as part of our compensation programs) in 2023. Refer to Note O to the consolidated financial statements for additional information.
During 2021, we repurchased and retired 17.6 million shares of our common stock (including 0.7 million shares to offset the dilutive impact of restricted stock units granted during the year), for approximately $1,026 million.
Dividend to holders of our Common Shares
We paid a quarterly dividend of $0.28 per common share for an annual dividend of $1.12 per share.
As part of our capital allocation strategy, the Board of Directors declared a quarterly dividend of $0.285 per share in the first quarter of 2023 with the intention to increase the annual dividend to $1.14 per share.
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
All outstanding payments owed under the program are recorded within accounts payable in our consolidated balance sheets. The amounts owed to participating financial institutions under the program and included in accounts payable for our continuing operations were $29 million and $43 million at December 31, 2022 and 2021, respectively. We account for all payments made under the program as a reduction to our cash flows from operations and reported within our (decrease) increase in accounts payable and accrued liabilities, net, line within our consolidated statements of cash flows. The amounts settled through the program and paid to participating financial institutions were $188 million and $220 million for our continuing operations during 2022 and 2021, respectively. A downgrade in our credit rating or changes in the financial markets could limit the financial institutions’ willingness to commit funds to, and participate in, the program. We do not believe such risk would have a material impact on our working capital or cash flows, as substantially all of our payments are made outside of the program.
We utilize derivative and hedging instruments to manage our exposure to currency fluctuations, primarily related to the European euro, British pound sterling, the Chinese renminbi and the U.S. dollar; occasionally, we have also used derivative and hedging instruments to manage interest rate fluctuations, primarily related to debt issuances. We review our hedging program, derivative positions and overall risk management on a regular basis. We currently do not have any derivative instruments for which we have designated hedge accounting.

Cash Flows

Significant sources and (uses) of cash for the years ended December 31, 2022 and 2021 are summarized as follows, in millions:

	2022	2021
Net cash from operating activities	$840	$930
Retirement of notes	—	(1,326)
Purchase of Company common stock	(914)	(1,026)
Cash dividends paid	(258)	(211)
Dividends paid to noncontrolling interest	(68)	(43)
Capital expenditures	(224)	(128)
Proceeds from term loan	500	—
Payment of term loan	(300)	—
Debt extinguishment costs	—	(160)
Proceeds from the exercise of stock options	1	5
Acquisition of businesses, net of cash acquired	—	(57)
Issuance of notes, net of issuance costs	—	1,481
Employee withholding taxes paid on stock-based compensation	(17)	(15)
Proceeds from disposition of:
Businesses, net of cash disposed	—	5
Property and equipment	1	—
Financial investments	1	171
Payment of debt	(10)	(3)
Effect of exchange rate changes on cash and cash investments	(18)	(20)
Other, net	(8)	(3)
Cash decrease	$(474)	$(400)
Our working capital days were as follows:

	At December 31,
	2022	2021
Receivable days	53	51
Inventory days	80	85
Accounts payable days	68	66
Working capital (receivables plus inventories, less accounts payable) as a percentage of net sales	17.4%	16.0%
Operating Activities
Net cash provided by operations of $840 million primarily benefited from operating profit, partially offset by changes in working capital, primarily lower accounts payable and accrued liabilities balances.
Financing Activities
Net cash used for financing activities was $1,066 million, primarily due to $914 million for the repurchase and retirement of our common stock (including 0.6 million shares repurchased to offset the dilutive impact of restricted stock units granted in 2022), $300 million for the partial payment of the 364-day term loan, $258 million for the payment of cash dividends, $68 million for dividends paid to noncontrolling interest and $17 million for employee withholding taxes paid on stock-based compensation. These uses of cash were partially offset by $500 million in proceeds from the 364-day term loan.

Investing Activities
Net cash used for investing activities was $230 million, primarily driven by $224 million of capital expenditures.

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

Contractual Obligations

The following table provides payment obligations related to current contracts at December 31, 2022, in millions:

	Payments Due by Period
	2023	2024-2025	2026-2027	Beyond 2027	Other	Total
Debt (A)	$205	$6	$304	$2,644	$—	$3,159
Interest (A)	101	194	192	738	—	1,225
Operating leases	50	89	68	174	—	381
Currently payable income taxes	48	—	—	—	—	48
Purchase commitments (B)	438	64	35	—	—	537
Uncertain tax positions, including interest and penalties (C)	—	—	—	—	92	92
Total	$842	$353	$599	$3,556	$92	$5,442
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
Determining market values using a discounted cash flow method requires us to make significant estimates and assumptions, including long-term projections of cash flows, market conditions and appropriate discount rates. Our judgments are based upon historical experience, current market trends, consultations with external valuation specialists and other information. While we believe that the estimates and assumptions underlying the valuation methodology are reasonable, different estimates and assumptions could result in different outcomes. In estimating future cash flows, we rely on internally generated five-year forecasts for sales and operating profits, and, currently, a two percent to three percent long-term assumed annual growth rate of cash flows for periods after the five-year forecast. We generally develop these forecasts based upon, among other things, recent sales data for existing products, planned timing of new product launches, estimated repair and remodel activity and, to a lesser extent, estimated housing starts. Our assumptions included U.S. and Eurozone Gross Domestic Product growing at approximately 1.3 percent and 1.5 percent, respectively, in 2023, and 2.0 percent and 1.5 percent, respectively, per annum over the remainder of the five-year forecast.
We utilize our weighted average cost of capital of approximately 8.75 percent as the basis to determine the discount rate to apply to the estimated future cash flows. In 2022, based upon our assessment of the risks impacting each of our businesses, we applied a risk premium to increase the discount rate to a range of 10.25 percent to 12.75 percent for our reporting units.

If the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized to the extent that a reporting unit's recorded carrying value exceeds its fair value, not to exceed the carrying amount of goodwill in that reporting unit.
In the fourth quarter of 2022, we recognized a $19 million non-cash goodwill impairment charge related to a reporting unit within our Decorative Architectural Products segment due to competitive market conditions, higher inflationary costs and increased cost of capital in our lighting business. There is no remaining goodwill associated with the impaired reporting unit. A 10 percent decrease in the estimated fair value of our other reporting units would not have resulted in any additional goodwill impairment.
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
We utilize our weighted average cost of capital of approximately 8.75 percent as the basis to determine the discount rate to apply to the estimated future cash flows. In 2022, based upon our assessment of the risks impacting each of our businesses and the nature of the other indefinite-lived intangible assets (i.e., trade name), we applied a risk premium to increase the discount rate to a range of 11.25 percent to 13.75 percent for our other indefinite-lived intangible assets.
If the carrying amount of an other indefinite-lived intangible asset exceeds its fair value, an impairment loss is recognized to the extent that an other indefinite-lived intangible asset's recorded carrying value exceeds its fair value, not to exceed the carrying amount of the other indefinite-lived intangible asset.
In the fourth quarter of 2022, we recognized a $7 million non-cash impairment charge related to a registered trademark within our Decorative Architectural Products segment due to competitive market conditions and increased cost of capital in our lighting business. As of December 31, 2022, the impaired other indefinite-lived intangible asset had a remaining net carrying value of $43 million. A 10 percent decrease in the estimated fair value of our other indefinite-lived intangibles assets would not have resulted in an impairment for any of our other indefinite-lived intangible assets.
Refer to Note H for additional information.
Income Taxes
We record deferred taxes on the future tax consequences of differences between the financial statement carrying value of our assets and liabilities and their respective tax basis. The realization of deferred tax assets depends on sufficient sources of taxable income in future periods. Possible sources of taxable income include taxable income in carryback periods, the future reversal of existing taxable temporary differences recorded as a deferred tax liability, tax-planning strategies that generate future income or gains and projected future taxable income.

If, based upon all available evidence, both positive and negative, it is more likely than not such deferred tax assets will not be realized, a valuation allowance is recorded. Significant weight is given to evidence that is objectively verifiable such as cumulative losses in recent years, however, some evidence may be based on estimates and assumptions regarding potential sources of future taxable income. Changes in these estimates and assumptions may result in a change in judgment regarding the realizability of deferred tax assets.

Refer to Note S for additional information.
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
We are exposed to the impact of changes in interest rates and foreign currency exchange rates, particularly changes between the U.S. dollar and the European euro, British pound sterling, Canadian dollar, Chinese renminbi, and Mexican peso, and to market price fluctuations related to our financial investments. We have insignificant involvement with derivative financial instruments and use such instruments to the extent necessary to manage exposure to foreign currency fluctuations.
At December 31, 2022, we performed sensitivity analyses to assess the potential loss in the fair values of market risk sensitive instruments resulting from a hypothetical change of 10 percent in foreign currency exchange rates, a 10 percent decline in the market value of our long-term investments, or a 100 basis point change in interest rates. Based upon the analyses performed, such changes would not be expected to materially affect our consolidated financial position, results of operations or cash flows.

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
We assessed the effectiveness of our internal control over financial reporting as of December 31, 2022 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control – Integrated Framework (2013). Based on this assessment, we have determined that our internal control over financial reporting was effective as of December 31, 2022.
PricewaterhouseCoopers LLP (PCAOB ID 238), an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2022, as stated in their report, which is presented herein. Their report expressed an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2022 and expressed an unqualified opinion on our 2022 consolidated financial statements. This report is included herein under the heading "Report of Independent Registered Public Accounting Firm."

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Masco Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Masco Corporation and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, of comprehensive income (loss), of shareholders’ equity and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Goodwill Impairment Assessments

As described in Notes A and H to the consolidated financial statements, the Company’s consolidated goodwill balance was $537 million as of December 31, 2022. Management performs an annual impairment test of goodwill in the fourth quarter of each year, or as events occur or circumstances change that would indicate the carrying value of goodwill may be impaired. In connection with its annual assessment, management recorded a $19 million non-cash goodwill impairment charge within their Decorative Architectural Products segment. Potential impairment is identified by comparing the fair value of a reporting unit to its carrying value, including goodwill. Management estimates fair value by using a discounted cash flow model. The determination of fair value using the discounted cash flow model requires management to make significant estimates and assumptions related to forecasted sales and operating profits, and the discount rate.

The principal considerations for our determination that performing procedures relating to the goodwill impairment assessments is a critical audit matter are (i) the significant judgment by management when developing the fair value measurements of the reporting units; and (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures to evaluate management’s discounted cash flow model, including significant assumptions related to forecasted sales, as applicable.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessments, including controls over the valuation of the Company’s reporting units. These procedures also included, among others, testing management’s process for developing the fair value estimates; evaluating the appropriateness of the discounted cash flow model; testing the completeness, accuracy, and relevance of underlying data used in the model; and, evaluating the significant assumptions used by management related to forecasted sales, as applicable. Evaluating management’s assumptions related to forecasted sales involved evaluating whether the assumptions used were reasonable considering (i) the current and past performance of the reporting units, (ii) the consistency with external market and industry data as it relates to forecasted sales, and (iii) whether they were consistent with evidence obtained in other areas of the audit.

/s/ PricewaterhouseCoopers LLP
Detroit, Michigan
February 9, 2023

We have served as the Company’s auditor since 1959.

Financial Statements and Supplementary Data

MASCO CORPORATION and Consolidated Subsidiaries
CONSOLIDATED BALANCE SHEETS

December 31, 2022 and 2021
(In Millions, Except Share Data)

	2022	2021
ASSETS
Current assets:
Cash and cash investments	$452	$926
Receivables	1,149	1,171
Inventories	1,236	1,216
Prepaid expenses and other	109	109
Total current assets	2,946	3,422
Property and equipment, net	975	896
Goodwill	537	568
Other intangible assets, net	350	388
Operating lease right-of-use assets	266	187
Other assets	113	114
Total assets	$5,187	$5,575

LIABILITIES
Current liabilities:
Accounts payable	$877	$1,045
Notes payable	205	10
Accrued liabilities	807	884
Total current liabilities	1,889	1,939
Long-term debt	2,946	2,949
Noncurrent operating lease liabilities	255	172
Other liabilities	339	437
Total liabilities	$5,429	$5,497

Commitments and contingencies (Note U)
Redeemable noncontrolling interest	20	22

EQUITY
Masco Corporation's shareholders' equity:
Common shares, par value $1 per share Authorized shares: 1,400,000,000; Issued and outstanding: 2022 – 225,300,000; 2021 – 241,200,000	225	241
Preferred shares authorized: 1,000,000; Issued and outstanding: 2022 and 2021 – None	—	—
Paid-in capital	16	—
Retained deficit	(947)	(652)
Accumulated other comprehensive income	226	232
Total Masco Corporation's shareholders' deficit	(480)	(179)
Noncontrolling interest	218	235
Total equity	(262)	56
Total liabilities and equity	$5,187	$5,575

See notes to consolidated financial statements.

MASCO CORPORATION and Consolidated Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2022, 2021 and 2020
(In Millions, Except Per Common Share Data)

	2022	2021	2020
Net sales	$8,680	$8,375	$7,188
Cost of sales	5,967	5,512	4,601
Gross profit	2,713	2,863	2,587
Selling, general and administrative expenses	1,390	1,413	1,292
Impairment charges for goodwill and other intangible assets	26	45	—
Operating profit	1,297	1,405	1,295
Other income (expense), net:
Interest expense	(108)	(278)	(144)
Other, net	4	(439)	(20)
	(104)	(717)	(164)
Income from continuing operations before income taxes	1,193	688	1,131
Income tax expense	288	210	269
Income from continuing operations	905	478	862
Income from discontinued operations, net	—	—	414
Net income	905	478	1,276
Less: Net income attributable to noncontrolling interest	61	68	52
Net income attributable to Masco Corporation	$844	$410	$1,224

Income per common share attributable to Masco Corporation:
Basic:
Income from continuing operations	$3.65	$1.63	$3.05
Income from discontinued operations, net	—	—	1.55
Net income	$3.65	$1.63	$4.60
Diluted:
Income from continuing operations	$3.63	$1.62	$3.04
Income from discontinued operations, net	—	—	1.55
Net income	$3.63	$1.62	$4.59

Amounts attributable to Masco Corporation:
Income from continuing operations	$844	$410	$810
Income from discontinued operations, net	—	—	414
Net income	$844	$410	$1,224

See notes to consolidated financial statements.

MASCO CORPORATION and Consolidated Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

For the Years Ended December 31, 2022, 2021 and 2020
(In Millions)

	2022	2021	2020
Net income	$905	$478	$1,276
Less: Net income attributable to noncontrolling interest	61	68	52
Net income attributable to Masco Corporation	$844	$410	$1,224
Other comprehensive (loss) income, net of tax (Note P):
Cumulative translation adjustment	$(60)	$(32)	$72
Interest rate swaps	—	7	1
Pension and other post-retirement benefits	54	384	(18)
Other comprehensive (loss) income, net of tax	(6)	359	55
Less: Other comprehensive (loss) income attributable to the noncontrolling interest:
Cumulative translation adjustment	$(9)	$(19)	$20
Pension and other post-retirement benefits	9	4	(2)
	—	(15)	18
Other comprehensive (loss) income attributable to Masco Corporation	$(6)	$374	$37
Total comprehensive income	$899	$837	$1,331
Less: Total comprehensive income attributable to noncontrolling interest	61	53	70
Total comprehensive income attributable to Masco Corporation	$838	$784	$1,261

See notes to consolidated financial statements.

MASCO CORPORATION and Consolidated Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2022, 2021 and 2020
(In Millions)

	2022	2021	2020
CASH FLOWS FROM (FOR) OPERATING ACTIVITIES:
Net income	$905	$478	$1,276
Depreciation and amortization	145	151	133
Fair value adjustment to contingent earnout obligation	(24)	16	—
Display amortization	—	—	2
Deferred income taxes	(15)	(68)	(3)
Employee withholding taxes paid on stock-based compensation	17	15	25
Loss (gain) on investments, net	5	(25)	(3)
Loss (gain) on disposition of businesses, net	1	18	(602)
Pension and other post-retirement benefits	(3)	312	(32)
Impairment of goodwill and other intangible assets	26	45	—
Stock-based compensation	49	61	45
Dividends paid-in-kind	—	(6)	(10)
Increase in receivables	(15)	(64)	(141)
Increase in inventories	(43)	(350)	(89)
(Decrease) increase in accounts payable and accrued liabilities, net	(225)	190	332
Debt extinguishment costs	—	160	5
Other, net	17	(3)	15
Net cash from operating activities	840	930	953

CASH FLOWS FROM (FOR) FINANCING ACTIVITIES:
Retirement of notes	—	(1,326)	(400)
Purchase of Company common stock	(914)	(1,026)	(727)
Cash dividends paid	(258)	(211)	(145)
Dividends paid to noncontrolling interest	(68)	(43)	(23)
Issuance of notes, net of issuance costs	—	1,481	415
Proceeds from term loan	500	—	—
Payment of term loan	(300)	—	—
Debt extinguishment costs	—	(160)	(5)
Proceeds from the exercise of stock options	1	5	26
Employee withholding taxes paid on stock-based compensation	(17)	(15)	(25)
Payment of debt	(10)	(3)	(2)
Net cash for financing activities	(1,066)	(1,298)	(886)

CASH FLOWS FROM (FOR) INVESTING ACTIVITIES:
Capital expenditures	(224)	(128)	(114)
Acquisition of businesses, net of cash acquired	—	(57)	(227)
Proceeds from disposition of:
Businesses, net of cash disposed	—	5	870
Property and equipment	1	—	1
Financial investments	1	171	3
Other, net	(8)	(3)	(2)
Net cash (for) from investing activities	(230)	(12)	531
Effect of exchange rate changes on cash and cash investments	(18)	(20)	31

CASH AND CASH INVESTMENTS:
(Decrease) increase for the year	(474)	(400)	629
At January 1	926	1,326	697
At December 31	$452	$926	$1,326

See notes to consolidated financial statements.

MASCO CORPORATION and Consolidated Subsidiaries
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

For the Years Ended December 31, 2022, 2021 and 2020
(In Millions, Except Per Common Share Data)

	Total	Common Shares ($1 par value)	Paid-In Capital	Retained (Deficit) Earnings	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interest
Balance, January 1, 2020	$(57)	$276	$—	$(333)	$(179)	$179
Total comprehensive income	1,331	—	—	1,224	37	70
Shares issued	14	2	12	—	—	—
Shares retired:
Repurchased	(727)	(19)	(53)	(655)	—	—
Surrendered (non-cash)	(14)	(1)	—	(13)	—	—
Cash dividends declared	(144)	—	—	(144)	—	—
Dividends declared to noncontrolling interest	(23)	—	—	—	—	(23)
Stock-based compensation	41	—	41	—	—	—
Balance, December 31, 2020	$421	$258	$—	$79	$(142)	$226
Total comprehensive income	836	—	—	410	374	52
Shares issued	3	1	2	—	—	—
Shares retired:
Repurchased	(1,026)	(18)	(57)	(951)	—	—
Surrendered (non-cash)	(13)	—	—	(13)	—	—
Cash dividends declared	(175)	—	—	(175)	—	—
Dividends declared to noncontrolling interest	(43)	—	—	—	—	(43)
Redeemable noncontrolling interest - redemption adjustment	(2)	—	—	(2)	—	—
Stock-based compensation	55	—	55	—	—	—
Balance, December 31, 2021	$56	$241	$—	$(652)	$232	$235
Total comprehensive income (loss)	900	—	—	844	(6)	62
Shares issued	1	1	—	—	—	—
Shares retired:
Repurchased	(914)	(17)	(32)	(865)	—	—
Surrendered (non-cash)	(17)	—	—	(17)	—	—
Cash dividends declared	(259)	—	—	(259)	—	—
Dividends declared to noncontrolling interest	(79)	—	—	—	—	(79)
Redeemable noncontrolling interest - redemption adjustment	2	—	—	2	—	—
Stock-based compensation	48	—	48	—	—	—
Balance, December 31, 2022	$(262)	$225	$16	$(947)	$226	$218
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
Foreign Currency.    The financial statements of our foreign subsidiaries are measured using the local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at exchange rates as of the balance sheet dates. Revenues and expenses are translated at average exchange rates in effect during the year. The resulting cumulative translation adjustments have been recorded in accumulated other comprehensive income in the consolidated balance sheets. Realized foreign currency transaction gains and losses are included in other income (expense), net in the consolidated statements of operations.
Cash and Cash Investments.    We consider all highly liquid investments with an initial maturity of three months or less to be cash and cash investments.

MASCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
A. ACCOUNTING POLICIES (Continued)

Receivables.    We do business with home center retailers, wholesalers and a number of other customers. We monitor our exposure for credit losses on customer receivable balances and other financial investments measured at amortized cost and the credit worthiness of customers on an on-going basis, including requiring the completion of credit applications and performing periodic reviews of our open accounts receivable. We record allowances for credit losses for estimated losses resulting from the inability of our customers to fulfill their required payment obligation to us. Allowances are estimated based upon specific customer balances, where a risk of loss has been identified, and also include a provision for losses based upon historical collection experience and write-off activity as well as reasonable and supportable forecast information that considers macro-economic factors and industry-specific trends associated with our businesses, among others. A separate allowance is recorded for customer incentive rebates and is generally based upon sales activity. Receivables are presented net of certain allowances (including allowances for credit losses) of $53 million and $67 million at December 31, 2022 and 2021, respectively. Our receivables balances are generally due in less than one year.
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
Depreciation.    Depreciation expense is computed principally using the straight-line method over the estimated useful lives of the assets. Annual depreciation rates are as follows: buildings and land improvements, 2 to 10 percent, computer hardware and software, 17 to 33 percent, and machinery and equipment, 5 to 33 percent. Depreciation expense, including discontinued operations, was $112 million in 2022, $111 million in 2021 and $105 million in 2020.
Leases. We determine if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use assets (“ROU assets”), accrued liabilities and noncurrent operating lease liabilities on our consolidated balance sheet. Finance lease ROU assets are included in property and equipment, net, notes payable, and long-term debt on our consolidated balance sheets.
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
As most of our leases do not provide an implicit discount rate, we generally use our incremental borrowing rate on the commencement date of the lease as the discount rate in determining the present value of future lease payments. We determine the incremental borrowing rate for each lease by using the current yields of our uncollateralized, publicly traded debts with maturity periods similar to the respective lease term or a comparable market alternative, adjusted to a collateralized basis based on third-party data. Our lease terms may include options to extend or terminate the lease when there are relevant economic incentives present that make it reasonably certain that we will exercise that option. We account for any non-lease components separately from lease components.

MASCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
A. ACCOUNTING POLICIES (Continued)

For operating leases, lease expense for future fixed lease payments is recognized on a straight-line basis over the lease term. For finance leases, lease expense for future fixed lease payments is recognized using the effective interest rate method over the lease term. Variable lease payments are recognized as lease expense in the period incurred. Leases with an initial term of 12 months or less are not recorded on the consolidated balance sheets; we recognize lease expense for these leases on a straight-line basis over the lease term.
Goodwill and Other Intangible Assets.    We perform our annual impairment testing of goodwill in the fourth quarter of each year, or as events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We have defined our reporting units and completed the impairment testing of goodwill at the operating segment level. Our operating segments are reporting units that engage in business activities, for which discrete financial information, including five-year forecasts, is available. We compare the fair value of the reporting units to the carrying value of the reporting units for goodwill impairment testing. Fair value is determined using a discounted cash flow method, which includes significant unobservable inputs (Level 3 inputs), and requires us to make significant estimates and assumptions, including long-term projections of cash flows, market conditions and appropriate discount rates. Our judgments are based upon historical experience, current market trends, consultations with external valuation specialists and other information. In estimating future cash flows, we rely on internally generated five-year forecasts for sales and operating profits, and, currently, a two percent to three percent long-term assumed annual growth rate of cash flows for periods after the five-year forecast. For 2022, we utilized a weighted average cost of capital of approximately 8.75 percent as the basis to determine the discount rate to apply to the estimated future cash flows. Based upon our assessment of the risks impacting each of our businesses, we applied a risk premium to increase the discount rate to a range of 10.25 percent to 12.75 percent for our reporting units. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized to the extent that a reporting unit's carrying value exceeds its fair value, not to exceed the carrying amount of goodwill in that reporting unit.
We review our other indefinite-lived intangible assets for impairment annually in the fourth quarter, or as events occur or circumstances change that indicate the assets may be impaired without regard to the business unit. Potential impairment is identified by comparing the fair value of an other indefinite-lived intangible asset to its carrying value. We utilize a relief-from-royalty model to estimate the fair value of other indefinite-lived intangible assets. We consider the implications of both external (e.g., market growth, competition and local economic conditions) and internal (e.g., product sales and expected product growth) factors and their potential impact on cash flows related to the intangible asset in both the near- and long-term. We also consider the profitability of the business, among other factors, to determine the royalty rate for use in the impairment assessment. We utilize our weighted average cost of capital of approximately 8.75 percent as the basis to determine the discount rate to apply to the estimated future cash flows. In 2022, based upon our assessment of the risks impacting each of our businesses and the nature of the other indefinite-lived intangible asset (i.e., trade name), we applied a risk premium to increase the discount rate to a range of 11.25 percent to 13.75 percent for our other indefinite-lived intangible assets.
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
Warranty.    We offer limited warranties on certain products with warranty periods lasting up to the lifetime of the product to the original consumer purchaser. At the time of sale, we accrue a warranty liability for the estimated future cost to provide products, parts or services to repair or replace products, or refunds to satisfy our warranty obligations. Our estimate of future costs to service our warranty obligations is based upon the information available and includes a number of factors, such as the warranty coverage, the warranty period, historical experience specific to the nature, frequency and average cost to service the claim, along with industry and demographic trends.
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
Stock-Based Compensation.    We issue stock-based incentives in various forms to our employees and non-employee Directors. Outstanding stock-based incentives were in the form of restricted stock units ("RSUs"), performance restricted stock units ("PRSUs"), stock options, long-term stock awards and phantom stock awards.
We measure compensation expense for RSUs and long-term stock awards at the market price of our common stock at the grant date. We measure compensation expense for PRSUs at the expected payout of the awards. We measure compensation expense for stock options using a Black-Scholes option pricing model. We recognize forfeitures related to RSUs, PRSUs, stock options and long-term stock awards as they occur.
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
In December 2019, our Compensation and Talent Committee of the Board of Directors (the "Compensation Committee") amended the terms of equity awards under our 2014 Long Term Stock Incentive Plan to provide that newly issued RSUs, stock options and phantom stock awards vest over a three-year period and redefined retirement-eligibility as age 65 or age 55 with at least 10 years of continuous service. As such, compensation expense for equity awards granted in 2020 and thereafter is recognized ratably over the shorter of the vesting period, typically three years, or the length of time until the grantee becomes retirement eligible. For prior year grants, expense was recognized ratably over the shorter of the vesting period of the long-term stock awards, stock options and phantom stock awards, typically five years, or the length of time until the grantee became retirement-eligible, generally at age 65. Expense for PRSUs is recognized ratably over the three-year vesting period of the units.
Refer to Note M for additional information on stock-based compensation.
Noncontrolling Interest.    We owned 68 percent of Hansgrohe SE at both December 31, 2022 and 2021. The aggregate noncontrolling interest, net of dividends, at December 31, 2022 and 2021 has been recorded as a component of equity on our consolidated balance sheets.
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

MASCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
A. ACCOUNTING POLICIES (Concluded)

Income Taxes. We record deferred taxes on the future tax consequences of differences between the financial statement carrying value of our assets and liabilities and their respective tax basis. The realization of deferred tax assets depends on sufficient sources of taxable income in future periods. If, based upon all available evidence, both positive and negative, it is more likely than not our deferred tax assets will not be realized, a valuation allowance is recorded.
We only recognize the tax benefits from income tax positions that have a greater than 50 percent likelihood of being sustained upon examination by the taxing authorities. A liability is recorded for uncertain tax positions where it is more likely than not the position may not be sustained based on its technical merits. We record interest and penalties on our uncertain tax positions in income tax expense.

We record the tax effects of Global Intangible Low-taxed Income related to our foreign operations, if applicable, as a component of income tax expense in the period the tax arises.
We allocate our provision for income taxes between continuing operations and other categories of earnings. Adjustments to deferred taxes originally recorded to other comprehensive income (loss) may reverse in a different category of earnings, such as continuing operations, resulting in a disproportionate tax effect within accumulated other comprehensive income. Generally, a disproportionate tax effect will be eliminated and recognized in income tax expense when the circumstances upon which it is premised cease to exist.
The disproportionate tax effects related to our various qualified domestic defined-benefit pension plans were eliminated from accumulated other comprehensive income at the termination of the related pension plans in 2021. The disproportionate tax effect relating to our interest rate swap hedge, which was terminated in 2012, was eliminated from accumulated other comprehensive income upon the early retirement of the related debt in March 2021.
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

MASCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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
In the first quarter of 2021, our Hansgrohe SE subsidiary acquired a 75.1 percent equity interest in Easy Sanitary Solutions B.V. ("ESS"), for approximately €47 million ($58 million), including $52 million of cash and $6 million of debt that will be paid out over two years less any pending or settled indemnity matters. The cash payment was made to a third-party notary on December 29, 2020 for the acquisition of this equity interest in advance of the transaction closing on January 4, 2021. ESS is a manufacturer of shower channel drains that offers a wide range of products for barrier-free showering and bathroom wall niches. This business is included in our Plumbing Products segment. In connection with this acquisition, we recognized $32 million of definite-lived intangible assets, primarily related to customer relationships. The definite-lived intangible assets are being amortized on a straight-line basis over a weighted average amortization period of 10 years. We also recognized $35 million of goodwill, which is not tax deductible, and is related primarily to the expected synergies from combining the operations into our business. Working capital and other adjustments were finalized with the seller in the fourth quarter of 2021, resulting in no significant changes.
The remaining 24.9 percent equity interest in ESS is subject to a call and put option that is exercisable by Hansgrohe SE or the sellers, respectively, any time after December 31, 2023. The redemption value of the call and put option is the same and based on a floating EBITDA value. The call and put options were determined to be embedded within the redeemable noncontrolling interest and were recorded as temporary equity in the consolidated balance sheets. We elected to adjust the redeemable noncontrolling interest to its full redemption amount directly into retained deficit.
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

MASCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
B. ACQUISITIONS (Concluded)

In the fourth quarter of 2020, we acquired substantially all of the net assets of Work Tools International Inc. and Elder & Jenks, LLC (collectively, "Work Tools") for approximately $53 million, including $48 million of cash and $5 million of debt that was paid out in 18 months less any pending or settled indemnity matters. Work Tools expands our product offering to our customers as it is a leading manufacturer of high-quality precision painting tools and accessories including brushes, rollers and mini rollers for DIY and professionals. This business is included in our Decorative Architectural Products segment. In connection with this acquisition, we recognized $7 million of indefinite-lived intangible assets, which is related to trademarks, and $27 million of definite-lived intangible assets, primarily related to customer relationships. The definite-lived intangible assets are being amortized on a straight-line basis over a weighted average amortization period of 12 years. We also recognized $7 million of goodwill, which is generally tax deductible, and is related primarily to the expected synergies from combining the operations into our business. The working capital adjustments were finalized with the seller in the first quarter of 2021, resulting in no significant changes.
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

C. DIVESTITURES

On May 31, 2021, we completed the divestiture of our Hüppe GmbH ("Hüppe") business, a manufacturer of shower enclosures and shower trays. In connection with the divestiture, we recognized a loss of $18 million for the year ended December 31, 2021, which is included in other, net in our consolidated statement of operations. This loss resulted primarily from the recognition of $23 million of currency translation losses that were previously included within accumulated other comprehensive income. During the first quarter of 2022, we recorded a $2 million pre-tax post-closing gain related to the finalization of working capital items in other, net in our consolidated statement of operations. The sale of Hüppe did not represent a strategic shift that will have a major effect on our operations and financial results and therefore was not presented as discontinued operations. Prior to the divestiture, the results of the business were included in our Plumbing Products segment.
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
On November 14, 2019, we entered into a definitive agreement to sell Masco Cabinetry LLC ("Cabinetry"), a manufacturer of cabinetry products. We completed the divestiture of Cabinetry on February 18, 2020 for proceeds of approximately $989 million, including $853 million, net of cash disposed. The remaining $136 million was accounted for as preferred stock issued by ACProducts Holding, Inc., a holding company of the buyer; refer to Note R for additional information. The working capital adjustment was finalized with the buyer in the second quarter of 2020, resulting in no significant changes to net proceeds. In connection with the sale, we recognized a gain on the divestiture of $585 million for the year ended December 31, 2020, which was included in income from discontinued operations, net in the consolidated statement of operations. We determined that the previously reported Cabinetry Products segment met the criteria to be classified as a discontinued operation as Cabinetry represented all of our cabinet businesses and all remaining businesses in the Cabinetry Products segment.

MASCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
C. DIVESTITURES (Concluded)

As the sale of Milgard and Cabinetry represented a strategic shift that will have a major effect on our operations and financial results, these businesses were presented in discontinued operations separate from continuing operations for all periods presented. In addition, depreciation and amortization, capital expenditures, and significant non-cash operating and investing activities related to discontinued operations were separately disclosed.
The results of Milgard recorded in income from discontinued operations before income tax was income of $2 million for the year ended December 31, 2020. The results of Cabinetry recorded in income from discontinued operations before income tax was a loss of $7 million for the year ended December 31, 2020.
The major classes of line items constituting income from discontinued operations, net, in millions:

	Year Ended December 31,
	2022	2021	2020
Net sales	$—	$—	$101
Cost of sales	—	—	78
Gross profit	—	—	23
Selling, general and administrative expenses	—	—	28
Loss from discontinued operations	—	—	(5)
Gain on disposal of discontinued operations, net	—	—	602
Income before income tax	—	—	597
Income tax expense	—	—	(183)
Income from discontinued operations, net	$—	$—	$414

D. REVENUE

Our revenues are derived from sales to customers in North America and Internationally, principally Europe. Net sales from these geographic markets, by segment, were as follows, in millions:

	Year Ended December 31, 2022
	Plumbing Products	Decorative Architectural Products	Total
Primary geographic markets:
North America	$3,550	$3,428	$6,978
International, principally Europe	1,702	—	1,702
Total	$5,252	$3,428	$8,680

	Year Ended December 31, 2021
	Plumbing Products	Decorative Architectural Products	Total
Primary geographic markets:
North America	$3,384	$3,240	$6,624
International, principally Europe	1,751	—	1,751
Total	$5,135	$3,240	$8,375

MASCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
D. REVENUE (Concluded)

	Year Ended December 31, 2020
	Plumbing Products	Decorative Architectural Products	Total
Primary geographic markets:
North America	$2,753	$3,052	$5,805
International, principally Europe	1,383	—	1,383
Total	$4,136	$3,052	$7,188
We recognized increases to revenue of $20 million, $9 million, and $7 million in 2022, 2021, and 2020, respectively, for variable consideration related to performance obligations settled in previous periods.
We record contract assets for items for which we have satisfied our performance obligation but our receipt of payment is contingent upon delivery or other circumstances other than the passage of time. Our contract assets are recorded in prepaid expenses and other in our consolidated balance sheets. Our contract assets generally become unconditional and are reclassified to receivables in the quarter subsequent to each balance sheet date. Our contract asset balance was $1 million at both December 31, 2022 and 2021.
We record contract liabilities primarily for deferred revenue. Our contract liabilities are recorded in accrued liabilities in our consolidated balance sheets. Our contract liabilities are generally recognized to net sales in the immediately subsequent reporting period. Our contract liability balance was $61 million and $67 million at December 31, 2022 and 2021, respectively.
Changes in the allowance for credit losses deducted from accounts receivable were as follows, in millions:

	Year Ended December 31,
	2022	2021
Balance at January 1	$6	$7
Provision for expected credit losses during the period	5	1
Write-offs charged against the allowance	(4)	(2)
Recoveries of amounts previously written off	1	1
Other (A)	—	(1)
Balance at end of year	$8	$6
______________________________
(A)As a result of Hüppe being divested in May 2021, $1 million for the year ended December 31, 2021 was removed from allowance for credit losses.

MASCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
E. INVENTORIES

The components of inventory were as follows, in millions:

	At December 31,
	2022	2021
Finished goods	$715	$702
Raw materials	408	383
Work in process	113	131
Total	$1,236	$1,216
Inventories, which include purchased parts, materials, direct labor and applied overhead, are stated at the lower of cost or net realizable value, with cost determined primarily by use of the first-in, first-out method, and to a lesser extent the average cost method.

F. LEASES

We have operating and finance leases primarily for corporate offices, manufacturing facilities, warehouses, vehicles, and equipment. Our leases have remaining lease terms up to 20 years, some of which may include one or more renewal options with terms to extend the lease for up to an additional 15 years, and some of which may include options to terminate the leases prior to their expiration.
The components of lease cost included in income from continuing operations were as follows, in millions:

	Year Ended December 31,
	2022	2021	2020
Operating lease cost	$56	$48	$47
Short-term lease cost	10	8	7
Variable lease cost	5	4	3
Finance lease cost:
Amortization of right-of-use assets	3	3	3
Interest on lease liabilities	1	1	1
Supplemental cash flow information related to leases was as follows, in millions:

	Year Ended December 31,
	2022	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$47	$47	$47
Operating cash flows for finance leases	1	1	1
Financing cash flows for finance leases	2	2	2

ROU assets obtained in exchange for new lease obligations:
Operating leases (A)	126	67	27
Finance leases	—	—	—
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

MASCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
F. LEASES (Concluded)

Certain other information related to leases was as follows:

	At December 31,
	2022	2021	2020
Weighted-average remaining lease term:
Operating leases	10 years	9 years	10 years
Finance leases	9 years	9 years	10 years

Weighted-average discount rate:
Operating leases	4.8%	4.0%	4.4%
Finance leases	3.3%	3.3%	3.3%
Supplemental balance sheet information related to leases was as follows, in millions:

	At December 31,
	2022		2021
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Property and equipment, net	$—	$21	$—	$24
Notes payable	—	3	—	3
Accrued liabilities	39	—	38	—
Long-term debt	—	20	—	23
Gross ROU assets under finance leases recorded within property and equipment, net was $41 million and $42 million at December 31, 2022 and 2021, respectively, and accumulated amortization associated with these leases was $20 million and $18 million, at December 31, 2022 and 2021, respectively.
At December 31, 2022, future maturities of lease liabilities were as follows, in millions:

	Operating Leases	Finance Leases
Year ending December 31,
2023	$50	$3
2024	47	3
2025	42	3
2026	38	3
2027	30	3
Thereafter	174	11
Total lease payments	381	26
Less: imputed interest	(87)	(3)
Total	$294	$23

MASCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
G. PROPERTY AND EQUIPMENT

The components of property and equipment, net were as follows, in millions:

	At December 31,
	2022	2021
Land and improvements	$67	$67
Buildings	579	514
Computer hardware and software	265	259
Machinery and equipment	1,255	1,199
	2,166	2,039
Less: Accumulated depreciation	(1,191)	(1,143)
Total	$975	$896

H. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill at December 31, 2022, by segment, was as follows, in millions:

	Gross Goodwill At December 31, 2022	Accumulated Impairment Losses	Net Goodwill At December 31, 2022
Plumbing Products	$611	$(301)	$310
Decorative Architectural Products	366	(139)	227
Total	$977	$(440)	$537
The changes in the carrying amount of goodwill for years ended December 31, 2022 and 2021, by segment, were as follows, in millions:

	Gross Goodwill At December 31, 2021	Accumulated Impairment Losses	Net Goodwill At December 31, 2021	Acquisitions	Pre-tax Impairment Charge	Other (B)	Net Goodwill At December 31, 2022
Plumbing Products (A)	$623	$(301)	$322	$—	$—	$(12)	$310
Decorative Architectural Products	366	(120)	246	—	(19)	—	227
Total	$989	$(421)	$568	$—	$(19)	$(12)	$537

	Gross Goodwill At December 31, 2020	Accumulated Impairment Losses	Net Goodwill At December 31, 2020	Acquisitions	Pre-tax Impairment Charge	Other (B)	Net Goodwill At December 31, 2021
Plumbing Products	$613	$(340)	$273	$63	$—	$(14)	$322
Decorative Architectural Products	365	(75)	290	1	(45)	—	246
Total	$978	$(415)	$563	$64	$(45)	$(14)	$568
______________________________
(A) As a result of Hüppe being divested in May 2021, both gross goodwill and accumulated impairment losses for the Plumbing Products segment were reduced by $39 million.
(B) Other consists of the effect of foreign currency translation.

MASCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
H. GOODWILL AND OTHER INTANGIBLE ASSETS (Concluded)

Other indefinite-lived intangible assets were $102 million and $109 million at December 31, 2022 and 2021, respectively, and principally included registered trademarks.
We completed our annual impairment testing of goodwill and other indefinite-lived intangible assets in the fourth quarters of 2022, 2021 and 2020. We recognized a $19 million and $7 million non-cash impairment charge within our Decorative Architectural Products segment to goodwill and other indefinite-lived intangible assets, respectively, in the fourth quarter of 2022 due to competitive market conditions, higher inflationary costs and increased cost of capital in our lighting business. We recognized a $45 million non-cash goodwill impairment charge within our Decorative Architectural Products segment in the fourth quarter of 2021, due to competitive market conditions and higher inflationary costs in our lighting business. There was no impairment of goodwill for any of our reporting units or of our other indefinite-lived intangible assets in any of these years, other than as disclosed above.
The carrying value of our definite-lived intangible assets was $248 million (net of accumulated amortization of $94 million) at December 31, 2022 and $279 million (net of accumulated amortization of $75 million) at December 31, 2021 and principally included customer relationships with a weighted average amortization period of 15 years in both 2022 and 2021. Amortization expense, including discontinued operations, related to the definite-lived intangible assets was $29 million, $31 million and $24 million in 2022, 2021 and 2020, respectively.
At December 31, 2022, amortization expense related to the definite-lived intangible assets during each of the next five years will be as follows: 2023 – $28 million; 2024 – $27 million; 2025 – $23 million, 2026 – $21 million and 2027 – $21 million.

I. FAIR VALUE OF FINANCIAL INSTRUMENTS

Kraus Acquisition Contingent Consideration. As described in Note B, an additional cash payment of up to $50 million related to the Kraus acquisition was contingent upon the achievement of certain financial performance metrics for the year ended December 31, 2022. The measurement of the liability for contingent consideration was based on significant inputs that were not observable in the market, and were therefore classified as Level 3 inputs. Examples of utilized unobservable inputs were estimated future revenues and earnings of the acquired business and an applicable discount rate. The estimate of the liability fluctuated for changes in the forecast of the acquired business' future revenues and earnings, as a result of actual levels achieved, or in the discount rate used to determine the present value of contingent future cash flows. All subsequent remeasurements from the initial estimate at the time of acquisition were recorded in other, net in the consolidated statements of operations, as described in Note R. The financial performance metrics were not met and the fair value of the liability was nil as of December 31, 2022. The fair value of the liability was estimated to be $24 million as of December 31, 2021, using probability weighted discounted cash flows and a discount rate that reflected the uncertainty surrounding the expected outcomes, which we believe was appropriate and representative of a market participant assumption.
Fair Value of Debt. The fair value of our short-term and long-term fixed-rate debt instruments is based principally upon modeled market prices for the same or similar issues, which are Level 1 inputs. The 364-day term loan has an interest rate that resets monthly and the fair value of this instrument approximates the carrying value at December 31, 2022. The aggregate estimated market value of our short-term and long-term debt at December 31, 2022 was approximately $2.7 billion, compared with the aggregate carrying value of $3.2 billion. The aggregate estimated market value of our short-term and long-term debt at December 31, 2021 was approximately $3.2 billion, compared with the aggregate carrying value of $3.0 billion.

MASCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
J. OTHER ASSETS

The components of other assets were as follows, in millions:

	At December 31,
	2022	2021
Deferred tax assets (Note S)	$60	$57
Equity method investments	10	18
Other investments	12	7
Other	31	32
Total	$113	$114

K. ACCRUED LIABILITIES

The components of accrued liabilities were as follows, in millions:

	At December 31,
	2022	2021
Advertising and sales promotion	$295	$297
Salaries, wages and commissions	136	195
Deferred revenue	61	67
Income taxes payable	48	34
Employee retirement plans	41	49
Operating lease liabilities (Note F)	39	38
Warranty (Note U)	34	31
Interest	30	29
Product returns	25	23
Insurance reserves	20	27
Property, payroll and other taxes	16	32
Other	62	62
Total	$807	$884

MASCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

L. DEBT

The carrying value of outstanding debt was as follows, in millions:

	At December 31,
	2022	2021
Notes and debentures:
3.500%, due November 15, 2027	$300	$300
1.500%, due February 15, 2028	599	599
7.750%, due August 1, 2029	235	235
2.000%, due October 1, 2030	300	300
2.000%, due February 15, 2031	596	596
6.500%, due August 15, 2032	200	200
4.500%, due May 15, 2047	416	417
3.125%, due February 15, 2051	300	300
364-day term loan, due April 26, 2023	200	—
Other	25	35
Prepaid debt issuance costs	(20)	(23)
	3,151	2,959
Less: Current portion	205	10
Total long-term debt	$2,946	$2,949
All of the notes and debentures above are senior indebtedness and, other than the 7.75% Notes due 2029, are redeemable at our option.
At December 31, 2022, the debt maturities during each of the next five years were as follows: 2023 – $205 million; 2024 – $3 million; 2025 – $3 million; 2026 – $2 million and 2027 – $302 million.
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
The 2022 Credit Agreement provides for an unsecured revolving credit facility available to us and one of our foreign subsidiaries in U.S. dollars, European euros, British pounds sterling, Canadian dollars and certain other currencies for revolving credit loans, swingline loans and letters of credit. Borrowings under the revolving credit loans denominated in any agreed upon currency other than U.S. dollars are limited to the equivalent of $500 million. We can also borrow swingline loans up to $125 million and obtain letters of credit of up to $25 million. Outstanding letters of credit under the 2022 Credit Agreement reduce our borrowing capacity and we had no outstanding letters of credit at December 31, 2022.

MASCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

L. DEBT (Continued)

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
In order for us to borrow under the 2022 Credit Agreement, there must not be any default in our covenants in the 2022 Credit Agreement (i.e., in addition to the two financial covenants described above, principally limitations on subsidiary debt, negative pledge restrictions, and requirements relating to legal compliance, maintenance of our properties and insurance) and our representations and warranties in the 2022 Credit Agreement must be true in all material respects on the date of borrowing (i.e., principally no material adverse change or litigation likely to result in a material adverse change, since December 31, 2021, no material ERISA or environmental non-compliance, and no material tax deficiency). We were in compliance with all covenants and no borrowings were outstanding at December 31, 2022. As of the date of this report, $69 million was borrowed and outstanding at a weighted average interest rate of 5.800%.
On April 26, 2022, we entered into a 364-day $500 million senior unsecured delayed draw term loan due April 26, 2023 with a syndicate of lenders. The senior unsecured term loan and commitments thereunder are subject to prepayment or termination at our option and the loans will bear interest at SOFR plus a spread adjustment and 0.70%. The covenants, including the financial covenants, are substantially the same as those in the 2022 Credit Agreement. We repaid $300 million during 2022.
On March 4, 2021, we issued $600 million of 1.500% Notes due February 15, 2028, $600 million of 2.000% Notes due February 15, 2031 and $300 million of 3.125% Notes due February 15, 2051. We received proceeds of $1,495 million, net of discount, for the issuance of these Notes. The Notes are senior indebtedness and are redeemable at our option at the applicable redemption price. On March 22, 2021, proceeds from the debt issuances, together with cash on hand, were used to repay and early retire our $326 million 5.950% Notes due March 15, 2022, $500 million 4.450% Notes due April 1, 2025, and $500 million 4.375% Notes due April 1, 2026. In connection with these early retirements, we incurred a loss on debt extinguishment of $168 million for the year ended December 31, 2021, which was recorded as interest expense in the consolidated statement of operations.
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

MASCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

L. DEBT (Concluded)

Interest paid was $107 million, $114 million and $136 million in 2022, 2021 and 2020, respectively. These amounts exclude $160 million and $5 million of debt extinguishment costs related to the early retirement of debt, which were recorded as interest expense and paid in 2021 and 2020, respectively.

M. STOCK-BASED COMPENSATION

Our 2014 Long Term Stock Incentive Plan (the "2014 Plan") provides for the issuance of stock-based incentives in various forms to our employees and non-employee Directors. At December 31, 2022, outstanding stock-based incentives were in the form of restricted stock units, performance restricted stock units, stock options, long-term stock awards and phantom stock awards.
Pre-tax compensation expense included in income from continuing operations for these stock-based incentives was as follows, in millions:

	Year Ended December 31,
	2022	2021	2020
Restricted stock units	$32	$28	$13
Performance restricted stock units	3	10	5
Stock options	7	7	7
Long-term stock awards	6	10	14
Phantom stock awards	1	6	4
Total	$49	$61	$43
At December 31, 2022, 11.7 million shares of our common stock were available under the 2014 Plan for the granting of restricted stock units, performance restricted stock units, stock options and long-term stock awards.
Restricted Stock Units. Restricted stock units are granted to our key employees and non-employee Directors. These grants did not cause net share dilution due to our practice of repurchasing and retiring an equal number of shares in the open market.
Our restricted stock unit activity was as follows, units in thousands:

	Year Ended December 31,
	2022		2021		2020
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Unvested restricted stock units at January 1	934	$54	435	$47	—	$—
Granted	621	59	670	57	446	47
Vested	(351)	53	(142)	47	—	—
Forfeited	(50)	54	(29)	54	(11)	48
Unvested restricted stock units at December 31	1,154	$57	934	$54	435	$47
At December 31, 2022, 2021, and 2020 there was $17 million, $15 million, and $7 million, respectively, of unrecognized compensation expense related to unvested restricted stock units; such units had a weighted average remaining vesting period of two years at December 31, 2022, 2021, and 2020.
The total market value (at the vesting date) of restricted stock units which vested was $20 million and $8 million during 2022 and 2021, respectively.

MASCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
M. STOCK-BASED COMPENSATION (Continued)

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
During 2022, we granted approximately 92,000 performance restricted stock units with a grant date fair value of approximately $55 per share, approximately 168,000 performance restricted stock units were issued. No performance restricted stock units were forfeited. At December 31, 2022, there were approximately 255,000 shares vested but unissued. During 2021, we granted approximately 85,000 performance restricted stock units with a grant date fair value of approximately $53 per share, approximately 105,000 performance restricted stock units were issued and no performance restricted stock units were forfeited. At December 31, 2021, there were approximately 186,000 shares vested but unissued. During 2020, we granted approximately 133,000 performance restricted stock units with a grant date fair value of approximately $34 per share, approximately 152,000 performance restricted stock units were issued and approximately 11,000 performance restricted stock units were forfeited. At December 31, 2020, there were approximately 103,000 shares vested but unissued.
Stock Options.    Stock options are granted to certain key employees. The exercise price equals the market price of our common stock at the grant date and the stock options expire no later than 10 years after the grant date.
Our stock option activity was as follows, shares in thousands:

	Year Ended December 31,
	2022		2021		2020
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding stock options at January 1	2,692	$37	2,488	$33	3,006	$27
Granted	338	59	332	56	421	48
Exercised	(32)	34	(128)	25	(878)	17
Forfeited	(10)	37	—	11	(61)	40
Outstanding stock options at December 31	2,988	$39	2,692	$37	2,488	$33
Vested and expected to vest stock options at December 31	2,966	$39	2,617	$36	2,338	$33
Exercisable (vested) stock options at December 31	2,051	$34	1,606	$31	1,283	$28
The aggregate intrinsic value is calculated using our stock price at each respective date, less the exercise price (grant date price) multiplied by the number of shares. The aggregate intrinsic value for options exercised during 2022, 2021 and 2020 was $1 million, $5 million and $29 million, respectively. The aggregate intrinsic value for options vested and expected to vest at December 31, 2022, 2021 and 2020 was $30 million, $89 million and $51 million, respectively. The aggregate intrinsic value for options exercisable (vested) at December 31, 2022, 2021 and 2020 was $28 million, $63 million and $35 million, respectively.
The weighted-average remaining term for options outstanding was 5 years at December 31, 2022 and 6 years at both December 31, 2021 and 2020. The weighted-average remaining term for options vested and expected to vest was 5 years at December 31, 2022 and 6 years at both December 31, 2021 and 2020. The weighted-average remaining term for options exercisable (vested) was 4 years at December 31, 2022 and 5 years at both December 31, 2021 and 2020.

MASCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
M. STOCK-BASED COMPENSATION (Continued)

At December 31, 2022, 2021 and 2020, there was $1 million, $4 million and $6 million, respectively, of unrecognized compensation expense (using the Black-Scholes option pricing model at the grant date) related to unvested stock options; such options had a weighted average remaining vesting period of one year at December 31, 2022 and two years at both December 31, 2021 and 2020.
The weighted average grant date fair value of option shares granted and the assumptions used to estimate those values using a Black-Scholes option pricing model were as follows:

	Year Ended December 31,
	2022	2021	2020
Weighted average grant date fair value	$14.66	$13.61	$10.67
Risk-free interest rate	1.90%	0.75%	1.53%
Dividend yield	1.89%	1.67%	1.14%
Volatility factor	29.00%	30.00%	24.00%
Expected option life	6 years	6 years	6 years

The following table summarizes information for stock option shares outstanding and exercisable, shares in thousands:

At December 31, 2022
Option Shares Outstanding				Option Shares Exercisable
Range of Prices	Number of Shares	Weighted Average Remaining Option Term	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$17 - 21	191	1	$20	191	$20
$22 - 26	628	3	$24	628	$24
$27 - 36	786	5	$35	604	$35
$37 - 60	1,383	7	$51	628	$47
$17 - 60	2,988	5	$39	2,051	$34
Long-Term Stock Awards.    Prior to the amendment of our 2014 Plan in December 2019, we granted long-term stock awards to our key employees and non-employee Directors.
Our long-term stock award activity was as follows, shares in thousands:

	Year Ended December 31,
	2022		2021		2020
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Unvested stock award shares at January 1	608	$37	1,125	$36	1,910	$34
Vested	(324)	37	(491)	34	(655)	32
Forfeited	(11)	38	(26)	36	(130)	35
Unvested stock award shares at December 31	273	$38	608	$37	1,125	$36
At December 31, 2022, 2021 and 2020, there was $3 million, $10 million and $21 million, respectively, of total unrecognized compensation expense related to unvested stock awards; such awards had a weighted average remaining vesting period of one year at December 31, 2022 and two years at both December 31, 2021 and 2020.

MASCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
M. STOCK-BASED COMPENSATION (Concluded)

The total market value (at the vesting date) of stock award shares which vested was $21 million, $28 million and $31 million during 2022, 2021 and 2020, respectively.
Phantom Stock Awards. Certain non-U.S. employees are granted phantom stock awards.
We recognized expense of $1 million, $6 million and $4 million in 2022, 2021 and 2020, respectively, related to phantom stock awards. In 2022, 2021 and 2020, we granted approximately 74,000, 82,000, and 83,000 shares, respectively, of phantom stock awards with an aggregate fair value of $4 million, $5 million and $3 million in 2022, 2021 and 2020, respectively, and paid cash of $4 million in 2022 and $3 million in both 2021 and 2020, to settle phantom stock awards.
Information related to phantom stock awards was as follows, dollars in millions and shares in thousands:

	At December 31,
	2022	2021
Accrued compensation cost liability	$5	$8
Unrecognized compensation cost	$2	$3
Equivalent common shares	149	169

N. EMPLOYEE RETIREMENT PLANS

Substantially all salaried employees participate in non-contributory defined-contribution retirement plans, to which payments are determined annually by the Compensation Committee. We also sponsor qualified defined-benefit and non-qualified defined-benefit pension plans covering certain employees and former employees.
Pre-tax expense included in income from continuing operations related to our retirement plans was as follows, in millions:

	Year Ended December 31,
	2022	2021	2020
Defined-contribution plans	$39	$57	$46
Defined-benefit pension plans	12	435	38
	$51	$492	$84

As of January 1, 2010, substantially all our domestic and foreign qualified and domestic non-qualified defined-benefit pension plans were frozen to future benefit accruals. In December 2019, our Board of Directors approved a resolution to terminate our qualified domestic defined-benefit pension plans. In the second quarter of 2021, we settled these plans and made a final contribution of $101 million. The settlement loss included $447 million of pre-tax actuarial losses that were reclassified out of accumulated other comprehensive income for the year ended December 31, 2021. In the fourth quarter of 2021, we recognized a $7 million reduction in pension expense related to the reversion of excess pension plan assets for the settlement of such plans.

MASCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
N. EMPLOYEE RETIREMENT PLANS (Continued)

Changes in the projected benefit obligation and fair value of plan assets, and the funded status of our defined-benefit pension plans were as follows, in millions:

	Year Ended December 31,
	2022		2021
	Qualified	Non-Qualified	Qualified	Non-Qualified
Changes in projected benefit obligation:
Projected benefit obligation at January 1	$178	$148	$1,118	$162
Service cost	3	—	4	—
Interest cost	2	3	15	4
Actuarial (gain), net	(54)	(27)	(105)	(6)
Foreign currency exchange	(11)	—	(16)	—
Benefit payments	(3)	(12)	(230)	(12)
Divestitures	—	—	(14)	—
Settlements	—	—	(594)	—
Projected benefit obligation at December 31	$115	$112	$178	$148
Changes in fair value of plan assets:
Fair value of plan assets at January 1	$99	$—	$863	$—
Actual return on plan assets	(15)	—	(40)	—
Foreign currency exchange	(6)	—	(7)	—
Company contributions	3	12	107	12
Benefit payments	(3)	(12)	(230)	(12)
Settlements	—	—	(594)	—
Fair value of plan assets at December 31	$78	$—	$99	$—
Funded status at December 31	$(37)	$(112)	$(79)	$(148)
Amounts in our consolidated balance sheets were as follows, in millions:

	At December 31,
	2022		2021
	Qualified	Non-Qualified	Qualified	Non-Qualified
Other assets	$2	$—	$1	$—
Accrued liabilities	—	(12)	—	(12)
Other liabilities	(39)	(100)	(80)	(136)
Total net liability	$(37)	$(112)	$(79)	$(148)

MASCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
N. EMPLOYEE RETIREMENT PLANS (Continued)

Unrealized loss included in accumulated other comprehensive income before income taxes was as follows, in millions:

	At December 31,
	2022		2021
	Qualified	Non-Qualified	Qualified	Non-Qualified
Net loss	$16	$24	$56	$57
Net prior service cost	2	—	3	—
Total	$18	$24	$59	$57
Information for defined-benefit pension plans with an accumulated benefit obligation in excess of plan assets was as follows, in millions:

	At December 31,
	2022		2021
	Qualified	Non-Qualified	Qualified	Non-Qualified
Projected benefit obligation	$112	$112	$174	$148
Accumulated benefit obligation	112	112	174	148
Fair value of plan assets	73	—	94	—
The projected benefit obligation was in excess of plan assets for all of our qualified defined-benefit pension plans at December 31, 2022 and 2021 which had an accumulated benefit obligation in excess of plan assets.
Net periodic pension cost for our defined-benefit pension plans, with the exception of service cost, is recorded in other net, in our consolidated statements of operations. Net periodic pension cost for our defined-benefit pension plans was as follows, in millions:

	Year Ended December 31,
	2022		2021		2020
	Qualified	Non-Qualified	Qualified	Non-Qualified	Qualified	Non-Qualified
Service cost	$3	$—	$4	$—	$3	$—
Interest cost	2	3	15	4	28	5
Expected return on plan assets	(3)	—	(9)	—	(24)	—
Settlement loss	—	—	404	—	—	—
Recognized net loss	3	3	14	2	22	3
Recognized prior service cost	1	—	1	—	1	—
Net periodic pension cost	$6	$6	$429	$6	$30	$8
We expect to recognize $1 million of pre-tax net loss from accumulated other comprehensive income into net periodic pension cost in 2023 related to our defined-benefit pension plans. For plans in which almost all of the plan's participants are inactive, pre-tax net loss within accumulated other comprehensive income is amortized using the straight-line method over the remaining life expectancy of the inactive plan participants. For plans which do not have almost all inactive participants, pre-tax net loss within accumulated other comprehensive income is amortized using the straight-line method over the average remaining service period of the active employees expected to receive benefits from the plan.

MASCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
N. EMPLOYEE RETIREMENT PLANS (Continued)

Plan Assets.    Our qualified defined-benefit pension plan weighted average asset allocation, which is based upon fair value, was as follows:

	At December 31,
	2022	2021
Equity securities	30%	38%
Debt securities	38%	48%
Other	32%	14%
Total	100%	100%
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
Following is a description of the valuation methodologies used for assets measured at fair value. There have been no changes in the methodologies used at December 31, 2022 compared to December 31, 2021.
Common and Preferred Stocks and Short-Term and Other Investments: Valued at the closing price reported on the active market on which the individual securities are traded. Other investments include liability-driven investments in interest rate swap funds that are priced daily based on the use of observable inputs.
Corporate, Government and Other Debt Securities: Valued based on using pricing models maximizing the use of observable inputs for similar securities. This includes basing value on yields currently available on comparable securities of issuers with similar credit ratings.
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

MASCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
N. EMPLOYEE RETIREMENT PLANS (Continued)

The following tables set forth, by level within the fair value hierarchy, the qualified defined-benefit pension plan assets at fair value as of December 31, 2022 and 2021, in millions.

	At December 31, 2022
	Level 1	Level 2	Level 3	Total
Plan Assets
Common and Preferred Stocks:
United States	$15	$—	$—	$15
International	8	—	—	8
Corporate Debt Securities:
United States	—	3	—	3
International	—	3	—	3
Government and Other Debt Securities:
United States	—	2	—	2
International	—	22	—	22
Real Estate:
United States	3	—	—	3
International	2	—	12	14
Short-Term and Other Investments – International	1	7	—	8
Total Plan Assets	$29	$37	$12	$78

	At December 31, 2021
	Level 1	Level 2	Level 3	Total
Plan Assets
Common and Preferred Stocks:
United States	$25	$—	$—	$25
International	13	—	—	13
Corporate Debt Securities:
United States	—	5	—	5
International	—	2	—	2
Government and Other Debt Securities:
United States	—	4	—	4
International	—	36	—	36
Real Estate:
United States	3	—	—	3
International	2	—	6	8
Short-Term and Other Investments – International	3	—	—	3
Total Plan Assets	$46	$47	$6	$99

MASCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
N. EMPLOYEE RETIREMENT PLANS (Continued)

Changes in the fair value of the qualified defined-benefit pension plan Level 3 assets, were as follows, in millions:

	Year Ended December 31,
	2022	2021
Fair Value, January 1	$6	$1
Purchases	6	5
Fair Value, December 31	$12	$6
Assumptions.   Weighted average major assumptions used in accounting for our defined-benefit pension plans were as follows:

	At December 31,
	2022	2021	2020
Discount rate for obligations	4.50%	1.80%	1.70%
Expected return on plan assets	4.50%	3.00%	2.00%
Rate of compensation increase	—%	—%	—%
Discount rate for net periodic pension cost	1.80%	1.70%	2.50%
The discount rate for obligations for 2022, 2021 and 2020 is based primarily upon the expected duration of each defined-benefit pension plan's liabilities matched to the December 31, 2022, 2021 and 2020 Willis Towers Watson Rate Link Curve. At December 31, 2022, such rates for our defined-benefit pension plans ranged from 0.8 percent to 5.3 percent, with the most significant portion of the liabilities having a discount rate for obligations of 3.7 percent or higher. At December 31, 2021, such rates for our defined-benefit pension plans ranged from 0.8 percent to 2.6 percent, with the most significant portion of the liabilities having a discount rate for obligations of 1.2 percent or higher. At December 31, 2020, such rates for our defined‑benefit pension plans ranged from 0.7 percent to 2.1 percent, with the most significant portion of the liabilities having a discount rate for obligations of 1.6 percent or higher. The increase in the weighted average discount rate from 2021 to 2022 and the increase in the weighted average discount rate from 2020 to 2021 is principally the result of higher long-term interest rates in the bond markets.
Our weighted average projected long-term rate of return on plan assets for the foreign qualified defined-benefit pension plans was 4.5 percent, 3.0 percent and 2.9 percent for 2022, 2021 and 2020, respectively.
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
Other.    We sponsor certain post-retirement benefit plans that provide medical, dental and life insurance coverage for eligible retirees and dependents based upon age and length of service. Substantially all of these plans were frozen as of January 1, 2010. The aggregate present value of the unfunded accumulated post-retirement benefit obligation was $7 million and $9 million at December 31, 2022 and 2021, respectively.
Cash Flows.    At December 31, 2022, we expect to contribute approximately $12 million in 2023 to our non-qualified (domestic) defined-benefit pension plans.
At December 31, 2022, the benefits expected to be paid in each of the next five years, and in aggregate for the five years thereafter, relating to our defined-benefit pension plans, were as follows, in millions:

	Qualified Plans	Non-Qualified Plans
2023	$4	$12
2024	4	12
2025	5	11
2026	5	11
2027	5	10
2028 - 2032	30	45

O. SHAREHOLDERS' EQUITY

During 2022, we repurchased and retired 16.6 million shares of our common stock (including 0.6 million shares to offset the dilutive impact of restricted stock units granted in 2022), for cash aggregating $914 million. Effective October 20, 2022, our Board of Directors authorized the repurchase, for retirement, of up to $2.0 billion of shares of our common stock in open-market transactions or otherwise, replacing the previous Board of Directors authorization established in 2021. At December 31, 2022, we had $2.0 billion remaining under the 2022 authorization.
During 2021, we repurchased and retired 17.6 million shares of our common stock (including 0.7 million shares to offset the dilutive impact of restricted stock units granted in 2021), for cash aggregating $1,026 million.
During 2020, we repurchased and retired 18.8 million shares of our common stock (including 0.4 million shares to offset the dilutive impact of restricted stock units granted in 2020) for cash aggregating $727 million.
On the basis of amounts paid (declared), cash dividends per common share were $1.120 ($1.120) in 2022, $0.845 ($0.705) in 2021 and $0.545 ($0.550) in 2020.

MASCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
O. SHAREHOLDERS' EQUITY (Concluded)

Accumulated Other Comprehensive Income.    The components of accumulated other comprehensive income attributable to Masco Corporation were as follows, in millions:

	At December 31,
	2022	2021
Cumulative translation adjustments, net	$261	$312
Unrecognized net loss and prior service cost, net	(35)	(80)
Accumulated other comprehensive income	$226	$232
The cumulative translation adjustment, net, is reported net of income tax benefit of $2 million and $1 million at December 31, 2022 and 2021, respectively. The unrecognized net loss and prior service cost, net, is reported net of income tax benefit of $4 million and $20 million at December 31, 2022 and 2021, respectively.

P. RECLASSIFICATIONS FROM ACCUMULATED OTHER COMPREHENSIVE INCOME

The reclassifications from accumulated other comprehensive income to the consolidated statements of operations were as follows, in millions:

	Year Ended December 31,
Accumulated Other Comprehensive Income	2022	2021	2020	Statement of Operations Line Item
Settlement and amortization of defined-benefit pension and other post-retirement benefits (A):
Actuarial losses, net and prior service cost	$6	$18	$26	Other, net
Settlement loss	—	451	—	Other, net
Tax (benefit)	(2)	(104)	(7)
Net of tax	$4	$365	$19

Interest rate swaps (B):	$—	$2	$2	Interest expense
Tax expense (benefit)	—	5	(1)
Net of tax	$—	$7	$1
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

In addition to the above amounts, we reclassified $23 million of currency translation losses from accumulated other comprehensive income to the consolidated statement of operations in conjunction with the divestiture of Hüppe in the second quarter of 2021. Also, we reclassified $9 million of deferred currency translation losses from accumulated other comprehensive income to the consolidated statement of operations in conjunction with the liquidation of certain UK dormant entities upon receiving final regulatory approval in 2020.

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

MASCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Q. SEGMENT INFORMATION (Concluded)

Information by segment and Geographic Area was as follows, in millions:

	Year Ended December 31,						At December 31,
	Net Sales (1)(2)(3)(4)			Operating Profit (5)			Assets (6)
	2022	2021	2020	2022	2021	2020	2022	2021	2020
Our operations by segment were:
Plumbing Products	$5,252	$5,135	$4,136	$819	$929	$806	$3,096	$3,195	$2,822
Decorative Architectural Products	3,428	3,240	3,052	565	581	583	1,780	1,781	1,633
Total	$8,680	$8,375	$7,188	$1,384	$1,510	$1,389	$4,876	$4,976	$4,455
Our operations by Geographic Area were:
North America	$6,978	$6,624	$5,805	$1,116	$1,214	$1,167	$3,552	$3,510	$3,101
International, principally Europe	1,702	1,751	1,383	268	296	222	1,324	1,466	1,354
Total, as above	$8,680	$8,375	$7,188	1,384	1,510	1,389	4,876	4,976	4,455
General corporate expense, net (5)				(87)	(105)	(94)
Operating profit, as reported				1,297	1,405	1,295
Other income (expense), net				(104)	(717)	(164)
Income from continuing operations before income taxes				$1,193	$688	$1,131
Corporate assets							311	599	1,322
Total assets							$5,187	$5,575	$5,777

	Year Ended December 31,
	Property Additions (7)			Depreciation and Amortization
	2022	2021	2020	2022	2021	2020
Our operations by segment were:
Plumbing Products	$154	$94	$86	$103	$101	$84
Decorative Architectural Products	64	31	25	34	37	41
	218	125	111	137	138	125
Unallocated amounts, principally related to corporate assets	6	3	2	8	13	8
Discontinued operations	—	—	1	—	—	—
Total	$224	$128	$114	$145	$151	$133
______________________________
(1)Included in net sales were export sales from the U.S. of $337 million, $322 million and $274 million in 2022, 2021 and 2020, respectively.
(2)Excluded from net sales were intra-company sales between segments of less than one percent in 2022, 2021 and 2020.
(3)Included in net sales were sales to one customer of $3,298 million, $3,037 million and $2,812 million in 2022, 2021 and 2020, respectively. Such net sales were included in each of our segments.
(4)Net sales from our operations in the U.S. were $6,756 million, $6,387 million and $5,592 million in 2022, 2021 and 2020, respectively.
(5)General corporate expense, net included those expenses not specifically attributable to our segments.
(6)Long-lived assets of our operations in the U.S. and Europe were $1,372 million and $548 million, $1,332 million and $546 million, and $1,301 million and $522 million at December 31, 2022, 2021 and 2020, respectively.
(7)Property additions exclude amounts paid for long-lived assets as part of acquisitions.

MASCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
R. OTHER INCOME (EXPENSE), NET

Other, net, which is included in other income (expense), net, was as follows, in millions:

	Year Ended December 31,
	2022	2021	2020
Contingent consideration (A)	$24	$(16)	$—
Net periodic pension and post-retirement benefit expense (B)	(10)	(430)	(35)
Equity investment (loss) income, net	(6)	11	3
Foreign currency transaction losses (C)	(3)	(4)	(10)
Income from cash and cash investments	2	1	3
Loss on sale of business, net	(1)	(18)	—
Gain on preferred stock redemption (D)	—	14	—
Dividend income	—	6	10
Other items, net (E)	(2)	(3)	9
Total other, net	$4	$(439)	$(20)
_________________________________________________
(A)We recognized $24 million of income in 2022 and $16 million of expense in 2021 from the revaluation of contingent consideration related to a prior acquisition. Refer to Note I for additional information.
(B)In the second quarter of 2021, we settled our qualified domestic defined-benefit pension plans and recognized $406 million of additional pension expense. In the fourth quarter of 2021, we recognized a $7 million reduction in pension expense related to the reversion of excess pension plan assets for the settlement of such plans. Refer to Note N for additional information.
(C)Included in foreign currency transaction losses for 2020 was a $9 million deferred currency translation loss reclassified from accumulated other comprehensive income in conjunction with the liquidation of certain UK dormant entities upon receiving final regulatory approval in 2020.
(D)In May 2021, we received, in cash, $166 million for the redemption of the ACProducts Holding, Inc. preferred stock, including all accrued but unpaid dividends, and recognized a gain of $14 million. Refer to Note C for additional information.
(E)Included in other items, net for 2020 was $9 million of miscellaneous income related to an escrow settlement.

MASCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
S. INCOME TAXES
Components of income taxes on income from continuing operations and the components of deferred tax assets and liabilities were as follows, in millions:

	2022	2021	2020
Income from continuing operations before income taxes:
U.S.	$873	$374	$892
Foreign	320	314	239
	$1,193	$688	$1,131
Income tax expense:
Currently payable:
U.S. Federal	$178	$145	$170
State and local	29	40	33
Foreign	96	93	69
Deferred:
U.S. Federal	(16)	(57)	(9)
State and local	2	(10)	11
Foreign	(1)	(1)	(5)
	$288	$210	$269
Deferred tax assets at December 31:
Receivables	$10	$14
Inventories	21	17
Other assets, including stock-based compensation	13	13
Accrued liabilities	52	58
Noncurrent operating lease liabilities	50	40
Other long-term liabilities	51	79
Capitalized research expenditures	20	5
Net operating loss carryforward	21	26
Tax credit carryforward	11	11
	249	263
Valuation allowance	(15)	(17)
	234	246
Deferred tax liabilities at December 31:
Property and equipment	56	62
Operating lease right-of-use assets	53	43
Intangibles	65	75
Investment in foreign subsidiaries	10	10
Other investments	—	3
Other	17	16
	201	209
Net deferred tax asset at December 31	$33	$37
The net deferred tax asset consisted of net deferred tax assets (included in other assets) of $60 million and $57 million, and net deferred tax liabilities (included in other liabilities) of $27 million and $20 million, at December 31, 2022 and 2021, respectively.

MASCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
S. INCOME TAXES (Continued)

We continue to maintain a valuation allowance of $15 million and $17 million on certain state and foreign deferred tax assets as of December 31, 2022 and 2021, respectively, due primarily to cumulative loss positions in those jurisdictions. We recorded a $5 million income tax benefit in 2020 due to changes in judgment regarding the realizability of deferred tax assets in certain foreign jurisdictions.
Our capital allocation strategy includes reinvesting in our business, balancing share repurchases with potential acquisitions and maintaining a relevant dividend. In order to provide greater flexibility in the execution of our capital allocation strategy, we may repatriate earnings from certain foreign subsidiaries. Our deferred tax balance on investment in foreign subsidiaries reflects the impact of all taxable temporary differences, including those related to substantially all undistributed foreign earnings, except those that are legally restricted, and consists primarily of foreign withholding taxes.
Of the $32 million and $37 million deferred tax assets related to the net operating loss and tax credit carryforwards at December 31, 2022 and 2021, respectively, $20 million and $25 million, respectively, will expire within approximately 15 years and $12 million, for both years, have no expiration.
A reconciliation of the U.S. Federal statutory tax rate to the income tax expense on income from continuing operations before income taxes was as follows:

	Year Ended December 31,
	2022	2021	2020
U.S. Federal statutory tax rate	21%	21%	21%
State and local taxes, net of U.S. Federal tax benefit	2	4	3
Higher taxes on foreign earnings	2	3	1
Stock-based compensation	—	(1)	(1)
Business divestiture with no tax impact	—	1	—
Disproportionate tax effects	—	2	—
Other, net	(1)	1	—
Effective tax rate	24%	31%	24%
We incurred a $14 million state income tax expense in 2021 resulting from the loss on the termination of our qualified domestic defined-benefit pension plans providing no tax benefit in certain state jurisdictions.
The loss from the divestiture of Hüppe provided no tax benefit in certain foreign jurisdictions resulting in a $4 million foreign income tax expense in 2021.
We recorded a $16 million income tax expense due to the elimination of disproportionate tax effects from accumulated other comprehensive income relating to our interest rate swap following the retirement of the related debt and the termination of our qualified domestic defined-benefit pension plans in 2021.
Income taxes paid were $281 million, $246 million and $442 million in 2022, 2021 and 2020, respectively.

MASCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
S. INCOME TAXES (Concluded)

A reconciliation of the beginning and ending liability for uncertain tax positions, is as follows, in millions:

	2022	2021
Balance at January 1	$81	$74
Current year tax positions:
Additions	21	19
Reductions	(5)	(2)
Prior year tax positions:
Additions	—	1
Reductions	(3)	(1)
Lapse of applicable statutes of limitation	(11)	(10)
Balance at December 31	$83	$81
Liability for interest and penalties	11	11
Balance at December 31, including interest and penalties	$94	$92
If recognized, $66 million and $64 million of the liability for uncertain tax positions at December 31, 2022 and 2021, respectively, net of any U.S. Federal tax benefit, would impact our effective tax rate.
Interest and penalties recognized in income tax expense were insignificant in years ended December 31, 2022, 2021 and 2020.
Of the $94 million and $92 million total liability for uncertain tax positions (including related interest and penalties) at December 31, 2022 and 2021, respectively, $92 million and $88 million are recorded in other liabilities, respectively, and $2 million and $4 million are recorded as a net offset to other assets, respectively.
We file income tax returns in the U.S. Federal jurisdiction, and various local, state and foreign jurisdictions. We continue to participate in the Compliance Assurance Process ("CAP"). CAP is a real-time audit of the U.S. Federal income tax return that allows the Internal Revenue Service ("IRS"), working in conjunction with us, to determine tax return compliance with the U.S. Federal tax law prior to filing the return. This program provides us with greater certainty about our tax liability for a given year within months, rather than years, of filing our annual tax return and greatly reduces the need for recording a liability for U.S. Federal uncertain tax positions. The IRS has completed their examination of our consolidated U.S. Federal tax returns through 2021. With few exceptions, we are no longer subject to state or foreign income tax examinations on filed returns for years before 2018.
As a result of tax audit closings, settlements and the expiration of applicable statutes of limitation in various jurisdictions within the next 12 months, we anticipate that it is reasonably possible the liability for uncertain tax positions could be reduced by approximately $13 million.

MASCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
T. INCOME PER COMMON SHARE

Reconciliations of the numerators and denominators used in the computations of basic and diluted earnings per common share were as follows, in millions:

	Year Ended December 31,
	2022	2021	2020
Numerator (basic and diluted):
Income from continuing operations	$844	$410	$810
Less: Allocation to redeemable noncontrolling interest	(2)	2	—
Less: Allocation to unvested restricted stock awards	4	2	6
Income from continuing operations attributable to common shareholders	842	406	804
Income from discontinued operations, net	—	—	414
Less: Allocation to unvested restricted stock awards	—	—	3
Income from discontinued operations, net attributable to common shareholders	—	—	411
Net income attributable to common shareholders	$842	$406	$1,215

Denominator:
Basic common shares (based upon weighted average)	231	249	264
Add: Stock option dilution	1	2	—
Diluted common shares	232	251	264
We follow accounting guidance regarding determining whether instruments granted in share-based payment transactions are participating securities. This accounting guidance clarifies that share-based payment awards that entitle their holders to receive non-forfeitable dividends prior to vesting should be considered participating securities. The dividends associated with the unvested restricted stock units are forfeitable, and consequently, the restricted stock units are not considered a participating security and are not accounted for under the two-class method. We have also granted restricted stock awards that contain non-forfeitable rights to dividends on unvested shares; such unvested restricted stock awards are considered participating securities. As participating securities, the unvested shares are required to be included in the calculation of our basic income per common share, using the two-class method. The two-class method of computing income per common share is an allocation method that calculates income per share for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings. For the years ended December 31, 2022, 2021 and 2020, we allocated dividends and undistributed earnings to the participating securities.
The following stock options, restricted stock units and performance restricted stock units were excluded from the computation of weighted-average diluted common shares outstanding due to their anti-dilutive effect, in thousands:

	Year Ended December 31,
	2022	2021	2020
Number of stock options	635	296	374
Number of restricted stock units	20	—	—
Number of performance restricted stock units	15	—	—

MASCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONCLUDED)
T. INCOME PER COMMON SHARE (Concluded)

Common shares outstanding included on our balance sheet and for the calculation of income per common share do not include unvested stock awards (273,000 and 608,000 common shares at December 31, 2022 and 2021, respectively); shares outstanding for legal requirements included all common shares that have voting rights (including unvested stock awards).

U. OTHER COMMITMENTS AND CONTINGENCIES

Litigation.   We are involved in claims and litigation, including class actions, mass torts and regulatory proceedings, which arise in the ordinary course of our business. The types of matters may include, among others: advertising, competition, contract, data privacy, employment, environmental, insurance coverage, intellectual property, personal injury, product compliance, product liability, securities and warranty. We believe we have adequate defenses in these matters. We are also subject to product safety regulations, product recalls and direct claims for product liabilities. We believe the likelihood that the outcome of these claims, litigation and product safety matters would have a material adverse effect on us is remote. However, there is no assurance that we will prevail in these matters, and we could, in the future, incur judgments or penalties, enter into settlements of claims or revise our expectations regarding the outcome of these matters, which could materially impact our results of operations.
Warranty.    Changes in our warranty liability were as follows, in millions:

	Year Ended December 31,
	2022	2021
Balance at January 1	$80	$83
Accruals for warranties issued during the year	40	38
Accruals related to pre-existing warranties	(3)	(8)
Settlements made (in cash or kind) during the year	(34)	(31)
Other, net (including currency translation and acquisitions)	(3)	(2)
Balance at December 31	$80	$80
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
The Company's Principal Executive Officer and Principal Financial Officer have concluded, based on an evaluation of the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15 that, as of December 31, 2022, the Company's disclosure controls and procedures were effective.
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
c.Changes in Internal Control over Financial Reporting.
In connection with the evaluation of the Company's internal control over financial reporting that occurred during the quarter ended December 31, 2022, which is required under the Securities Exchange Act of 1934 by paragraph (d) of Exchange Rules 13a-15 or 15d-15 (as defined in paragraph (f) of Rule 13a-15), management determined that there was no change that materially affected or is reasonably likely to materially affect internal control over financial reporting.

Item 9B.    Other Information.

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

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
Other information required by this Item will be contained in our definitive Proxy Statement for the 2023 Annual Meeting of Stockholders, to be filed before May 1, 2023, and such information is incorporated herein by reference.

Item 11. Executive Compensation.

Information required by this Item will be contained in our definitive Proxy Statement for the 2023 Annual Meeting of Stockholders, to be filed before May 1, 2023, and such information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information
We grant equity under our 2014 Long Term Stock Incentive Plan (the "2014 Plan"). The following table sets forth information as of December 31, 2022 concerning the 2014 Plan, which was approved by our stockholders. We do not have any equity compensation plans that have not been approved by our stockholders.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity compensation plans approved by stockholders	2,988,171	$39.25	11,702,436
The remaining information required by this Item will be contained in our definitive Proxy Statement for our 2023 Annual Meeting of Stockholders, to be filed before May 1, 2023, and such information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information required by this Item will be contained in our definitive Proxy Statement for the 2023 Annual Meeting of Stockholders, to be filed before May 1, 2023, and such information is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

Information required by this Item will be contained in our definitive Proxy Statement for the 2023 Annual Meeting of Stockholders, to be filed before May 1, 2023, and such information is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

a.    Listing of Documents.
(1)Financial Statements.    Our consolidated financial statements included in Item 8 hereof, as required at December 31, 2022 and 2021, and for the years ended December 31, 2022, 2021 and 2020, consist of the following:
(2)Financial Statement Schedule.
a. Our Financial Statement Schedule appended hereto, as required for the years ended December 31, 2022, 2021 and 2020, consists of the following:

II. Valuation and Qualifying Accounts	85
(3)Exhibits.

Exhibit No.		Incorporated By Reference			Filed Herewith
	Exhibit Description	Form	Exhibit	Filing Date
2.a	Stock Purchase Agreement, dated September 29, 2019, by and between Masco Corporation and MIWD Holding Company LLC.	8-K	2.1	10/03/2019
2.b	Securities Purchase Agreement, dated November 14, 2019, by and between Masco Corporation and ACP Products, Inc.	8-K	2.1	11/18/2019
Note 1:	Disclosure schedules and certain exhibits have been omitted from Exhibit No. 2.a and 2.b pursuant to Item 601(b)(2) of Regulation S-K. Each Agreement as filed identifies such schedules and exhibits, including the general nature of their contents. Masco agrees to furnish a copy of any omitted attachment to the Securities Exchange Commission on a confidential basis upon request.
3.a	Restated Certificate of Incorporation of Masco Corporation.	2015 10-K	3.i	02/12/2016
3.b	Bylaws of Masco Corporation, as Amended and Restated on February 5, 2021.	2020 10-K	3.b	02/09/2021
4.a	Indenture dated as of December 1, 1982 between Masco Corporation and The Bank of New York Mellon Trust Company, N.A., as successor trustee under agreement originally with Morgan Guaranty Trust Company of New York, as Trustee, and Supplemental Indenture thereto dated as of July 26, 1994; and Directors' resolutions establishing Masco Corporation's:	2016 10-K	4.a	02/09/2017
4.a.i	7-3/4% Debentures Due August 1, 2029.	2014 10-K	4.a.i(ii)	02/13/2015

Exhibit No.		Incorporated By Reference			Filed Herewith
	Exhibit Description	Form	Exhibit	Filing Date
4.b	Indenture dated as of February 12, 2001 between Masco Corporation and The Bank of New York Mellon Trust Company, N.A., as successor trustee under agreement originally with Bank One Trust Company, National Association, as Trustee, and Supplemental Indenture thereto dated as of November 30, 2006; and Directors' Resolutions establishing Masco Corporation's:	2016 10-K	4.b	02/09/2017
4.b.i	6-1/2% Notes Due August 15, 2032;	2017 10-K	4.b.i	02/08/2018
4.b.ii	3.500% Notes Due November 15, 2027; and	8-K	4.1	06/15/2017
4.b.iii	4.500% Notes Due May 15, 2047.	8-K	4.2	06/15/2017
4.b.iv	Second Supplemental Indenture, dated as of September 18, 2020, between Masco Corporation and The Bank of New York Mellon Trust Company, N.A., as successor trustee.	8-K	4.3	09/18/2020
4.b.v	4.500% Notes Due May 15, 2047	8-K	4.2	09/18/2020
4.b.vi	2.000% Notes Due October 1, 2030	8-K	4.1	09/18/2020
4.b.vii	1.500% Notes Due February 15, 2028	8-K	4.1	03/04/2021
4.b.viii	2.000% Notes Due February 15, 2031	8-K	4.2	03/04/2021
4.b.ix	3.125% Notes Due February 15, 2051	8-K	4.3	03/04/2021
Note 2:	Other instruments, notes or extracts from agreements defining the rights of holders of long-term debt of Masco Corporation or its subsidiaries have not been filed since (i) in each case the total amount of long-term debt permitted thereunder does not exceed 10 percent of Masco Corporation's consolidated assets, and (ii) such instruments, notes and extracts will be furnished by Masco Corporation to the Securities and Exchange Commission upon request.
4.c	Description of securities.	2019 10-K	4.c	02/11/2020
10.a	Credit Agreement dated as of April 26, 2022 by and among Masco Corporation and Masco Europe S.à r.l. as borrowers, the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Citibank, N.A. and PNC Bank, National Association, as Co-Syndication Agents, and Deutsche Bank Securities, Inc., Royal Bank of Canada, Truist Bank, Bank of America, N.A., Fifth Third Bank and Wells Fargo Bank, National Association, as Co-Documentation Agents.	10-Q	10a	04/27/2022
10.b	Term Loan Credit Agreement dated as of April 26, 2022 by and among Masco Corporation as borrower, the lenders party thereto, PNC Bank, National Association, as Administrative Agent and PNC Capital Markets LLC as Sole Bookrunner and Sole Lead Arranger.	10-Q	10b	04/27/2022
Note 3:	Exhibits 10.c through 10.j constitute the management contracts and executive compensatory plans or arrangements in which certain of the directors and executive officers of the Company participate.
10.c	Masco Corporation 2005 Long Term Stock Incentive Plan (Amended and Restated May 11, 2010):	2015 10-K	10.b.i	02/12/2016
10.c.j	Form of stock option grant for grants on or after January 1, 2013	2017 10-K	10.b.iii	02/08/2018

Exhibit No.		Incorporated By Reference			Filed Herewith
	Exhibit Description	Form	Exhibit	Filing Date
10.d	Masco Corporation 2014 Long Term Stock Incentive Plan (Amended and Restated May 9, 2016):	10-Q	10.a	07/26/2016
Form of Restricted Stock Award Agreements:
10.d.i	for awards prior to July 1, 2018	8-K	10.b	05/06/2014
10.d.ii	for awards on or after July 1, 2018	2018 10-K	10.c.ii	02/07/2019
Form of Restricted Stock Unit Award Agreements:
10.d.iii	for awards between December 17, 2019 and February 2, 2022	2019 10-K	10.c.iii	02/11/2020
10.d.iv	for awards on or after February 3, 2022	2021 10-K	10.c.iv	02/08/2022
Form of Stock Option Grant Agreements:
10.d.v	for grants prior to July 1, 2018	8-K	10.d	05/06/2014
10.d.vi	for grants between July 1, 2018 and December 17, 2019	2018 10-K	10.c.iv	02/07/2019
10.d.vii	for grants between December 17, 2019 and February 3, 2022	2019 10-K	10.c.vi	02/11/2020
10.d.viii	for grants on or after February 3, 2022	2021 10-K	10.c.viii	02/08/2022
10.d.xi	Form of Long Term Incentive Program Award Agreement for awards prior to December 17, 2019.	2018 10-K	10.c.v	02/07/2019
10.d.x	Long-Term Incentive Program under Masco Corporation's 2014 Long Term Stock Incentive Plan (December 17, 2019) and form of Performance Restricted Stock Unit Award Agreement thereunder.	10-Q	10.a	04/29/2020
10.d.xi	Long-Term Incentive Program under Masco Corporation's 2014 Long Term Stock Incentive Plan (Amended and Restated February 3, 2022) and form of Performance Restricted Stock Unit Award Agreement thereunder.	2021 10-K	10.c.xi	02/08/2022
10.d.xii	Non-Employee Directors Equity Program under Masco Corporation's 2014 Long Term Stock Incentive Plan (Amended and Restated May 9, 2016).	10-Q	10.b	07/26/2016
Form of Restricted Stock Award Agreement for Non-Employee Directors:
10.d.xiii	for Non-Employee Directors for awards prior to July 1, 2018	8-K	10.c	05/06/2014
10.d.xiv	for Non-Employee Directors for awards after July 1, 2018	2018 10-K	10.c.viii	02/07/2019
10.d.xv	Non-Employee Directors Equity Program under Masco Corporation's 2014 Long Term Stock Incentive Plan (Amended and Restated February 7, 2020).	2019 10-K	10.c.xiii	02/11/2020
Form of Restricted Stock Unit Award Agreement for Non-Employee Directors:
10.d.xvi	for awards between February 7, 2020 and February 3, 2022	2019 10-K	10.c.xiv	02/11/2020
10.d.xvii	for awards on or after February 4, 2022	2021 10-K	10.c.xvii	02/08/2022
10.e	Form of Masco Corporation Supplemental Executive Retirement and Disability Plan and amendments thereto (includes amendment freezing benefit accruals) for John G. Sznewajs.	2015 10-K	10.d.i(ii)	02/12/2016

Exhibit No.		Incorporated By Reference			Filed Herewith
	Exhibit Description	Form	Exhibit	Filing Date
10.f	Other compensatory arrangements for executive officers.	2016 10-K	10.f	02/09/2017
10.g	Compensation of Non-Employee Directors.	2021 10-K	10.f	02/08/2022
10.h	Masco Corporation Retirement Benefit Restoration Plan effective January 1, 1995 (as amended and restated December 22, 2010), and amendments thereto effective February 6, 2012 and January 1, 2014.	2016 10-K	10.i	02/09/2017
10.i	Employment Offer Letter dated May 3, 2021 between Richard Marshall and Masco Corporation	10-Q	10	07/29/2021
10.j	Employment Offer Letter dated January 6, 2022 between Robin Zondervan and Masco Corporation	8-K	10	02/07/2022
21	List of Subsidiaries.				X
23	Consent of Independent Registered Public Accounting Firm relating to Masco Corporation's Consolidated Financial Statements and Financial Statement Schedule.				X
31.a	Certification by Chief Executive Officer required by Rule 13a-14(a)/15d-14(a).				X
31.b	Certification by Chief Financial Officer required by Rule 13a-14(a)/15d-14(a).				X
32	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.				X
101
The following financial information from Masco Corporation's Annual Report on Form 10-K for the year ended December 31, 2022, formatted in Inline XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Shareholders' Equity, and (vi) Notes to Consolidated Financial Statements.
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
February 9, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Principal Executive Officer:
/s/ Keith J. Allman	President and Chief Executive Officer and Director
Keith J. Allman
Principal Financial Officer:
/s/ John G. Sznewajs	Vice President, Chief Financial Officer
John G. Sznewajs
Principal Accounting Officer:
/s/ Robin L. Zondervan	Vice President, Controller and Chief Accounting Officer
Robin L. Zondervan
/s/ Lisa A. Payne	Chair of the Board
Lisa A. Payne
/s/ Mark R. Alexander	Director
Mark R. Alexander
/s/ Aine L. Denari	Director
Aine L. Denari
/s/ Marie A. Ffolkes	Director
Marie A. Ffolkes
/s/ Christopher A. O'Herlihy	Director
Christopher A. O'Herlihy
/s/ Donald R. Parfet	Director
Donald R. Parfet
/s/ John C. Plant	Director
John C. Plant
/s/ Charles K. Stevens, III	Director
Charles K. Stevens, III
/s/ Reginald M. Turner, Jr.	Director
Reginald M. Turner, Jr.
February 9, 2023

MASCO CORPORATION

SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2022, 2021 and 2020

	(In Millions)
Column A	Column B	Column C			Column D		Column E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts		Deductions		Balance at End of Period
Allowances for credit losses deducted from accounts receivable in the balance sheet:
2022	$6	$5	$—		$(3)	(a)	$8
2021	$7	$1	$—		$(2)	(a) (b)	$6
2020	$5	$3	$—		$(1)	(a)	$7
Valuation allowance on deferred tax assets:
2022	$17	$—	$—		$(2)	(d)	$15
2021	$35	$5	$—		$(23)	(b)	$17
2020	$38	$—	$2	(c)	$(5)	(d)	$35
______________________________
(a)Deductions, representing uncollectible accounts written off, less recoveries of accounts written off in prior years.
(b)As a result of the Hüppe divestiture in May 2021, $1 million was removed from allowance for credit losses and $23 million was removed from valuation allowance on deferred tax assets.
(c)$2 million net increase in valuation allowance due to currency translation recorded in other comprehensive income.
(d)Net reduction to valuation allowance recorded as an income tax benefit.