Form 10-Q
period 2023-03-31
MASCO CORP /DE/
filed 2023-04-26
CIK 62996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
    ☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
or
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at March 31, 2023
Common stock, par value $1.00 per share	225,088,525

MASCO CORPORATION

INDEX

MASCO CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

March 31, 2023 and December 31, 2022
(In Millions, Except Share Data)

	March 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash investments	$510	$452
Receivables	1,329	1,149
Inventories	1,196	1,236
Prepaid expenses and other	113	109
Total current assets	3,148	2,946
Property and equipment, net	1,019	975
Goodwill	540	537
Other intangible assets, net	344	350
Operating lease right-of-use assets	266	266
Other assets	113	113
Total assets	$5,430	$5,187

LIABILITIES
Current liabilities:
Accounts payable	$913	$877
Notes payable	413	205
Accrued liabilities	692	807
Total current liabilities	2,018	1,889
Long-term debt	2,946	2,946
Noncurrent operating lease liabilities	254	255
Other liabilities	332	339
Total liabilities	$5,550	$5,429

Commitments and contingencies (Note L)
Redeemable noncontrolling interest	20	20

EQUITY
Masco Corporation's shareholders' equity:
Common shares, par value $1 per share Authorized shares: 1,400,000,000; Issued and outstanding: 2023 – 225,000,000; 2022 – 225,300,000	225	225
Preferred shares authorized: 1,000,000; Issued and outstanding: 2023 and 2022 – None	—	—
Paid-in capital	—	16
Retained deficit	(847)	(947)
Accumulated other comprehensive income	243	226
Total Masco Corporation's shareholders' deficit	(379)	(480)
Noncontrolling interest	239	218
Total equity	(140)	(262)
Total liabilities and equity	$5,430	$5,187
See notes to condensed consolidated financial statements.

MASCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
For the Three Months Ended March 31, 2023 and 2022
(In Millions, Except Per Common Share Data)

	Three Months Ended March 31,
	2023	2022
Net sales	$1,979	$2,201
Cost of sales	1,310	1,497
Gross profit	669	704
Selling, general and administrative expenses	354	351
Operating profit	315	353
Other income (expense), net:
Interest expense	(28)	(25)
Other, net	(2)	(1)
	(30)	(26)
Income before income taxes	285	327
Income tax expense	64	75
Net income	221	252
Less: Net income attributable to noncontrolling interest	16	19
Net income attributable to Masco Corporation	$205	$233

Income per common share attributable to Masco Corporation:
Basic:
Net income	$0.91	$0.98
Diluted:
Net income	$0.90	$0.97

See notes to condensed consolidated financial statements.

MASCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
For the Three Months Ended March 31, 2023 and 2022
(In Millions)

	Three Months Ended March 31,
	2023	2022
Net income	$221	$252
Less: Net income attributable to noncontrolling interest	16	19
Net income attributable to Masco Corporation	$205	$233
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	$22	$(11)
Pension and other post-retirement benefits	—	1
Other comprehensive income (loss), net of tax	22	(10)
Less: Other comprehensive income (loss) attributable to the noncontrolling interest	5	(4)
Other comprehensive income (loss) attributable to Masco Corporation	$17	$(6)
Total comprehensive income	$243	$242
Less: Total comprehensive income attributable to noncontrolling interest	21	15
Total comprehensive income attributable to Masco Corporation	$222	$227

See notes to condensed consolidated financial statements.

MASCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
For the Three Months Ended March 31, 2023 and 2022
(In Millions)

	Three Months Ended March 31,
	2023	2022
CASH FLOWS FROM (FOR) OPERATING ACTIVITIES:
Cash provided by operations	$286	$334
Increase in receivables	(194)	(349)
Decrease (increase) in inventories	45	(127)
Decrease in accounts payable and accrued liabilities, net	(104)	(85)
Net cash from (for) operating activities	33	(227)

CASH FLOWS FROM (FOR) FINANCING ACTIVITIES:
Purchase of Company common stock	(53)	(364)
Proceeds from revolving credit borrowings, net	210	263
Cash dividends paid	(65)	(67)
Proceeds from the exercise of stock options	9	1
Employee withholding taxes paid on stock-based compensation	(20)	(17)
Decrease in debt, net	(3)	(3)
Net cash from (for) financing activities	78	(187)

CASH FLOWS FROM (FOR) INVESTING ACTIVITIES:
Capital expenditures	(61)	(27)
Other, net	2	1
Net cash for investing activities	(59)	(26)

Effect of exchange rate changes on cash and cash investments	6	(7)

CASH AND CASH INVESTMENTS:
Increase (decrease) for the period	58	(447)
At January 1	452	926
At March 31	$510	$479

See notes to condensed consolidated financial statements.

MASCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)
For the Three Months Ended March 31, 2023 and 2022
(In Millions, Except Per Common Share Data)

	Total	Common Shares ($1 par value)	Paid-In Capital	Retained (Deficit) Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest
Balance, January 1, 2022	$56	$241	$—	$(652)	$232	$235
Total comprehensive income (loss)	242	—	—	233	(6)	15
Shares issued	1	1	—	—	—	—
Shares retired:
Repurchased	(364)	(6)	(27)	(331)	—	—
Surrendered (non-cash)	(17)	—	—	(17)	—	—
Cash dividends declared	(67)	—	—	(67)	—	—
Redeemable noncontrolling interest - redemption adjustment	1	—	—	1	—	—
Stock-based compensation	27	—	27	—	—	—
Balance, March 31, 2022	$(121)	$236	$—	$(833)	$226	$250

Balance, January 1, 2023	$(262)	$225	$16	$(947)	$226	$218
Total comprehensive income	243	—	—	205	17	21
Shares issued	6	1	5	—	—	—
Shares retired:
Repurchased	(56)	(1)	(32)	(23)	—	—
Surrendered (non-cash)	(17)	—	—	(17)	—	—
Cash dividends declared	(65)	—	—	(65)	—	—
Stock-based compensation	11	—	11	—	—	—
Balance, March 31, 2023	$(140)	$225	$—	$(847)	$243	$239
See notes to condensed consolidated financial statements.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

A. ACCOUNTING POLICIES

In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments, of a normal recurring nature, necessary to fairly state our financial position at March 31, 2023, and our results of operations, comprehensive income (loss), cash flows and changes in shareholders' equity for the three months ended March 31, 2023 and 2022. The condensed consolidated balance sheet at December 31, 2022 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted ("GAAP") in the United States of America.
Recently Adopted Accounting Pronouncements. In September 2022, the Financial Accounting Standards Board ("FASB") issued ASU 2022-04, "Liabilities – Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations,” which requires that an entity that uses a supplier finance program in connection with the purchase of goods or services disclose information about the program’s nature, activity during the period, changes from period to period, and potential magnitude. We adopted this standard for annual periods on a retrospective basis, including interim periods within those annual periods, beginning January 1, 2023, except for the amendment on rollforward information, which is effective prospectively for annual periods beginning January 1, 2024 and will be adopted at that time. The adoption of this guidance modified our disclosures, but did not have an impact on our financial position and results of operations.
Recently Issued Accounting Pronouncements. In March 2023, the FASB issued ASU 2023-02, "Investments – Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method,” which permits an entity to elect to account for their tax equity investments using the proportional amortization method if certain conditions are met, regardless of the tax credit program from which the income tax credits are received. ASU 2023-02 is effective for annual periods on either a modified retrospective or retrospective basis, including interim periods within those annual periods, beginning January 1, 2024. Early adoption is permitted. We plan to adopt this standard beginning January 1, 2024, and we are currently reviewing the provisions of this standard and the impact, if any, the adoption of this guidance will have on our financial position and results of operations.

B. REVENUE

Our revenues are derived from sales to customers in North America and Internationally, principally Europe. Net sales from these geographic markets, by segment, were as follows, in millions:

	Three Months Ended March 31, 2023
	Plumbing Products	Decorative Architectural Products	Total
Primary geographic markets:
North America	$798	$757	$1,555
International, principally Europe	424	—	424
Total	$1,222	$757	$1,979

	Three Months Ended March 31, 2022
	Plumbing Products	Decorative Architectural Products	Total
Primary geographic markets:
North America	$892	$842	$1,734
International, principally Europe	467	—	467
Total	$1,359	$842	$2,201
We recognized $1 million and $5 million of revenue for the three months ended March 31, 2023 and 2022, respectively, related to performance obligations settled in previous years.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
B. REVENUE (Concluded)

Our contract asset balance was $2 million and $1 million at March 31, 2023 and December 31, 2022, respectively. Our contract liability balance was $24 million and $61 million at March 31, 2023 and December 31, 2022, respectively.
Changes in the allowance for credit losses deducted from accounts receivable were as follows, in millions:

	Three Months Ended March 31, 2023	Twelve Months Ended December 31, 2022
Balance at January 1	$8	$6
Provision for expected credit losses during the period	—	5
Write-offs charged against the allowance	(1)	(4)
Recoveries of amounts previously written off	1	1
Balance at end of period	$8	$8

C. DEPRECIATION AND AMORTIZATION
Depreciation and amortization expense was $35 million for both the three months ended March 31, 2023 and 2022.

D. INVENTORIES

The components of inventory were as follows, in millions:

	At March 31, 2023	At December 31, 2022
Finished goods	$750	$715
Raw materials	338	408
Work in process	108	113
Total	$1,196	$1,236

E. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill at March 31, 2023, by segment, was as follows, in millions:

	Gross Goodwill At March 31, 2023	Accumulated Impairment Losses	Net Goodwill At March 31, 2023
Plumbing Products	$614	$(301)	$313
Decorative Architectural Products	366	(139)	227
Total	$980	$(440)	$540
The changes in the carrying amount of goodwill for the three months ended March 31, 2023, by segment, were as follows, in millions:

	Gross Goodwill At December 31, 2022	Accumulated Impairment Losses	Net Goodwill At December 31, 2022	Foreign Currency Translation	Net Goodwill At March 31, 2023
Plumbing Products	$611	$(301)	$310	$3	$313
Decorative Architectural Products	366	(139)	227	—	227
Total	$977	$(440)	$537	$3	$540

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
E. GOODWILL AND OTHER INTANGIBLE ASSETS (Concluded)

The carrying value of our other indefinite-lived intangible assets was $102 million at both March 31, 2023 and December 31, 2022 and principally included registered trademarks. The carrying value of our definite-lived intangible assets was $242 million (net of accumulated amortization of $100 million) at March 31, 2023 and $248 million (net of accumulated amortization of $94 million) at December 31, 2022, and principally included customer relationships.

F. SUPPLIER FINANCE PROGRAM

We facilitate a voluntary supply chain finance program (the "program") to provide certain of our suppliers with the opportunity to sell receivables due from us to participating financial institutions at the sole discretion of both the suppliers and the financial institutions. A third party administers the program; our responsibility is limited to making payment on the terms originally negotiated with our supplier, regardless of whether the supplier sells its receivable to a financial institution. We do not enter into agreements with any of the participating financial institutions in connection with the program. The range of payment terms we negotiate with our suppliers is consistent, irrespective of whether a supplier participates in the program.
All outstanding payments owed under the program are recorded within accounts payable in our condensed consolidated balance sheets. The amounts confirmed as valid under the program and included in accounts payable were $52 million and $50 million at March 31, 2023 and December 31, 2022, respectively. Of the amounts confirmed as valid under the program, the amounts owed to participating financial institutions were $26 million and $29 million at March 31, 2023 and December 31, 2022, respectively. All payments made under the program are recorded as a decrease in accounts payable and accrued liabilities, net, in our condensed consolidated statements of cash flows.

G. DEBT

On April 26, 2022, we entered into a revolving credit agreement (the “2022 Credit Agreement”) with an aggregate commitment of $1.0 billion and a maturity date of April 26, 2027. Under the 2022 Credit Agreement, at our request and subject to certain conditions, we can increase the aggregate commitment up to an additional $500 million with the current lenders or new lenders.
The 2022 Credit Agreement provides for an unsecured revolving credit facility available to us and one of our foreign subsidiaries in U.S. dollars, European euros, British pounds sterling, Canadian dollars and certain other currencies for revolving credit loans, swingline loans and letters of credit. Borrowings under the revolving credit loans denominated in any agreed upon currency other than U.S. dollars are limited to the equivalent of $500 million. We can also borrow swingline loans up to $125 million and obtain letters of credit of up to $25 million. Outstanding letters of credit under the 2022 Credit Agreement reduce our borrowing capacity and we had no outstanding letters of credit under the 2022 Credit Agreement at March 31, 2023.
The 2022 Credit Agreement contains financial covenants requiring us to maintain (A) a net leverage ratio, as adjusted for certain items, not exceeding 4.0 to 1.0, and (B) an interest coverage ratio, as adjusted for certain items, not less than 2.5 to 1.0.
In order for us to borrow under the 2022 Credit Agreement, there must not be any default in our covenants in the 2022 Credit Agreement (i.e., in addition to the two financial covenants described above, principally limitations on subsidiary debt, negative pledge restrictions, and requirements relating to legal compliance, maintenance of our properties and insurance) and our representations and warranties in the 2022 Credit Agreement must be true in all material respects on the date of borrowing (i.e., principally no material adverse change or litigation likely to result in a material adverse change, since December 31, 2021, no material ERISA or environmental non-compliance, and no material tax deficiency). We were in compliance with all covenants and $210 million was borrowed and outstanding at an interest rate of 5.974% at March 31, 2023.

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
Subsequent to March 31, 2023, we increased our borrowing under the 2022 Credit Agreement to $266 million at a weighted average interest rate of 6.190%, and repaid the remaining $200 million outstanding under the term loan.
Fair Value of Debt. The fair value of our short-term and long-term fixed-rate debt instruments is based principally upon modeled market prices for the same or similar issues, which are Level 1 inputs. The 364-day term loan has an interest rate that resets monthly and the fair value of this instrument approximates the carrying value at March 31, 2023. The aggregate estimated market value of our short-term and long-term debt at March 31, 2023 was approximately $3.0 billion, compared with the aggregate carrying value of $3.4 billion. The aggregate estimated market value of our short-term and long-term debt at December 31, 2022 was approximately $2.7 billion, compared with the aggregate carrying value of $3.2 billion.

H. SEGMENT INFORMATION

Information by segment and geographic area was as follows, in millions:

	Three Months Ended March 31,
	2023	2022	2023	2022
	Net Sales (A)		Operating Profit
Our operations by segment were:
Plumbing Products	$1,222	$1,359	$206	$228
Decorative Architectural Products	757	842	132	155
Total	$1,979	$2,201	$338	$383
Our operations by geographic area were:
North America	$1,555	$1,734	$266	$300
International, principally Europe	424	467	72	83
Total, as above	$1,979	$2,201	338	383
General corporate expense, net			(23)	(30)
Operating profit			315	353
Other income (expense), net			(30)	(26)
Income before income taxes			$285	$327

(A) Inter-segment sales were not material.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
I. OTHER INCOME (EXPENSE), NET

Other, net, which is included in other income (expense), net, was as follows, in millions:

	Three Months Ended March 31,
	2023	2022
Net periodic pension and post-retirement benefit expense	$(3)	$(2)
Foreign currency transaction gains	1	4
Income from cash and cash investments	1	—
Realized gains from private equity funds	1	—
Contingent consideration (A)	—	(4)
Gain on sale of business (B)	—	2
Other items, net	(2)	(1)
Total other, net	$(2)	$(1)

(A)In the first quarter of 2022, we recognized $4 million of expense from the revaluation of contingent consideration related to our acquisition of Kraus USA Inc.
(B)In the first quarter of 2022, we recognized a pre-tax post-closing gain related to the finalization of working capital items related to the divestiture of Hüppe GmbH.

J. INCOME TAXES

Our effective tax rate was 22 percent and 23 percent for the three months ended March 31, 2023 and 2022, respectively. Our tax rate in each period was favorably impacted by $11 million of income tax benefits. For both periods, the income tax benefits resulted from a reduction in the liability for uncertain tax positions resulting from the expiration of statutes of limitation and stock-based compensation.

K. INCOME PER COMMON SHARE

Reconciliations of the numerators and denominators used in the computations of basic and diluted earnings per common share were as follows, in millions:

	Three Months Ended March 31,
	2023	2022
Numerator (basic and diluted):
Net income	$205	$233
Less: Allocation to redeemable noncontrolling interest	—	(1)
Less: Allocation to unvested restricted stock awards	—	—
Net income attributable to common shareholders	$205	$234

Denominator:
Basic common shares (based upon weighted average)	226	239
Add: Stock option dilution	1	2
Diluted common shares	227	241
For the three months ended March 31, 2023 and 2022, we allocated dividends and undistributed earnings to the unvested restricted stock awards.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Concluded)
K. INCOME PER COMMON SHARE (Concluded)

The following stock options, restricted stock units and performance restricted stock units were excluded from the computation of weighted-average diluted common shares outstanding due to their anti-dilutive effect, in thousands:

	Three Months Ended March 31,
	2023	2022
Number of stock options	789	265
Number of restricted stock units	272	—
Number of performance restricted stock units	15	—
Effective October 20, 2022, our Board of Directors authorized the repurchase, for retirement, of up to $2.0 billion of shares of our common stock in open-market transactions or otherwise, replacing the previous Board of Directors authorization established in 2021. We repurchased and retired approximately 1.1 million shares of our common stock in the three months ended March 31, 2023 for approximately $56 million, of which approximately $53 million was paid in cash. This included 0.1 million shares to offset the dilutive impact of restricted stock units granted in the three months ended March 31, 2023. At March 31, 2023, we had approximately $1.9 billion remaining under the 2022 authorization.
We have declared and paid cash dividends per common share of $0.285 for the three months ended March 31, 2023 and $0.280 for the three months ended March 31, 2022.

L. OTHER COMMITMENTS AND CONTINGENCIES

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
Warranty.    Changes in our warranty liability were as follows, in millions:

	Three Months Ended March 31, 2023	Twelve Months Ended December 31, 2022
Balance at January 1	$80	$80
Accruals for warranties issued during the period	10	40
Accruals related to pre-existing warranties	1	(3)
Settlements made (in cash or kind) during the period	(10)	(34)
Other, net (including currency translation)	—	(3)
Balance at end of period	$81	$80

MASCO CORPORATION
Item 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Due to changing market conditions, we are experiencing, and may continue to experience, lower market demand for our products. We have been experiencing, and may continue to experience, elevated commodity and other input costs, as well as employee-related cost inflation. While still elevated, we have recently seen some reduction of certain costs, and we aim to offset the potential unfavorable impact of our costs and lower demand for our products with productivity improvement, pricing, and other initiatives.
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

FIRST QUARTER 2023 VERSUS FIRST QUARTER 2022

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
The following discussion of consolidated results of operations refers to the three months ended March 31, 2023 compared to the same period of 2022.

SALES AND OPERATIONS

Net Sales
Below is a summary of our net sales, in millions, for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022	Change
Net sales, as reported	$1,979	$2,201	$(222)
Currency translation	30	—	30
Net sales, excluding the effect of currency translation	$2,009	$2,201	$(192)
Net sales for the three months ended March 31, 2023 were $2.0 billion, which decreased 10 percent compared to the three months ended March 31, 2022. Excluding the effect of currency translation, net sales decreased nine percent.

Net sales for the three months ended March 31, 2023 decreased primarily due to:
•Lower sales volume across the entire company which decreased sales by 14 percent.
•Unfavorable foreign currency translation which decreased sales by one percent.
These amounts were partially offset by:
•Higher net selling prices across the entire company which increased sales by six percent.

Gross Profit and Gross Margin
Below is a summary of our gross profit, in millions, and gross margin for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022	Favorable / (Unfavorable)
Gross profit	$669	$704	$(35)
Gross margin	33.8%	32.0%	180 bps
For the three months ended March 31, 2023, gross profit margin was positively impacted by:
•Higher net selling prices.
•Cost savings initiatives.
These amounts were partially offset by:
•Lower sales volume.
•Increased commodity and other input costs.

Selling, General and Administrative Expenses
Below is a summary of our selling, general and administrative expenses, in millions, and selling, general and administrative expenses as a percentage of net sales for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022	(Favorable) / Unfavorable
Selling, general and administrative expenses	$354	$351	$3
Selling, general and administrative expenses as percentage of net sales	17.9%	15.9%	200 bps
For the three months ended March 31, 2023, selling, general, and administrative expenses as a percentage of net sales was negatively impacted by:
•Lower net sales resulting from lower volumes.
•Increased marketing costs.

Operating Profit
Below is a summary of our operating profit, in millions, and operating profit margin for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022	Favorable / (Unfavorable)
Operating profit	$315	$353	$(38)
Operating profit margin	15.9%	16.0%	(10) bps
For the three months ended March 31, 2023, operating profit was negatively impacted by:
•Lower sales volume.
•Increased commodity and other input costs.
•Increased marketing costs.
These amounts were partially offset by:
•Higher net selling prices.
•Cost savings initiatives.

OTHER INCOME (EXPENSE), NET

Interest Expense

Below is a summary of our interest expense, in millions, for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022	Favorable / (Unfavorable)
Interest expense	$(28)	$(25)	$(3)
Other, net

Below is a summary of our other, net, in millions, for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022	Favorable / (Unfavorable)
Other, net	$(2)	$(1)	$(1)

INCOME TAXES

Below is a summary of our income tax expense, in millions, and our effective tax rate for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022	(Favorable) / Unfavorable
Income tax expense	$64	$75	$(11)
Effective tax rate	22%	23%	(1)%
Our tax rate in each period was favorably impacted by $11 million of income tax benefits. For both periods, the income tax benefits resulted from a reduction in the liability for uncertain tax positions resulting from the expiration of statutes of limitation and stock-based compensation.

NET INCOME AND INCOME PER COMMON SHARE - ATTRIBUTABLE TO MASCO CORPORATION

Below is a summary of our net income and diluted income per common share, in millions, except per share data, for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022	Favorable / (Unfavorable)
Net income	$205	$233	$(28)
Diluted income per common share	$0.90	$0.97	$(0.07)

Business Segment and Geographic Area Results

The following tables set forth our net sales and operating profit information by business segment and geographic area, dollars in millions.

	Three Months Ended March 31,		Percent Change
	2023	2022	2023 vs. 2022
Net Sales:
Plumbing Products	$1,222	$1,359	(10)%
Decorative Architectural Products	757	842	(10)%
Total	$1,979	$2,201	(10)%

North America	$1,555	$1,734	(10)%
International, principally Europe	424	467	(9)%
Total	$1,979	$2,201	(10)%

	Three Months Ended March 31,		Percent Change
	2023	2022	2023 vs. 2022
Operating Profit (A):
Plumbing Products	$206	$228	(10)%
Decorative Architectural Products	132	155	(15)%
Total	$338	$383	(12)%

North America	$266	$300	(11)%
International, principally Europe	72	83	(13)%
Total	338	383	(12)%
General corporate expense, net	(23)	(30)	(23)%
Total operating profit	$315	$353	(11)%

(A)Before general corporate expense, net; refer to Note H to the condensed consolidated financial statements.

The following discussion of business segment and geographic area results refers to the three months ended March 31, 2023 compared to the same period of 2022. Changes in operating profit in the following business segment and geographic area results discussion exclude general corporate expense, net.
BUSINESS SEGMENT RESULTS DISCUSSION

Plumbing Products
Sales
Net sales in the Plumbing Products segment decreased 10 percent for the three months ended March 31, 2023 due primarily to lower sales volume which decreased sales by 12 percent, unfavorable foreign currency translation which decreased sales by two percent, and unfavorable sales mix which decreased sales by one percent. These amounts were partially offset by higher net selling prices which increased sales by five percent.
Operating Results
Operating profit in the Plumbing Products segment for the three months ended March 31, 2023 was negatively impacted by lower sales volume, increased marketing costs, unfavorable sales mix and unfavorable foreign currency translation. These amounts were partially offset by higher net selling prices and, to a lesser extent, cost savings initiatives.

Decorative Architectural Products
Sales
Net sales in the Decorative Architectural Products segment decreased 10 percent for the three months ended March 31, 2023 due primarily to lower sales volume across the segment, partially offset by higher net selling prices across the segment.
Operating Results
Operating profit in the Decorative Architectural Products segment for the three months ended March 31, 2023 was negatively impacted by lower sales volume and higher commodity and other input costs and marketing costs. These amounts were partially offset by higher net selling prices.

GEOGRAPHIC AREA RESULTS DISCUSSION

North America
Sales
North America net sales decreased 10 percent for the three months ended March 31, 2023. Lower sales volume across all product categories decreased sales by 15 percent, partially offset by higher net selling prices across all product categories which increased sales by five percent.
Operating Results
North America operating profit for the three months ended March 31, 2023 was negatively impacted by lower sales volume and higher commodity and other input costs and marketing costs. These amounts were partially offset by higher net selling prices and, to a lesser extent, cost savings initiatives.
International, Principally Europe
Sales
International net sales decreased nine percent for the three months ended March 31, 2023. In local currencies (including sales in currencies outside their respective functional currencies), net sales decreased three percent. Lower sales volume decreased sales by nine percent and unfavorable sales mix decreased sales by one percent. These amounts were partially offset by higher net selling prices which increased sales by six percent.
Operating Results
International operating profit for the three months ended March 31, 2023 was negatively impacted by lower sales volume, unfavorable sales mix and increased marketing costs. These amounts were partially offset by higher net selling prices.

Liquidity and Capital Resources

Overview of Capital Structure
We had cash and cash investments of approximately $510 million and $452 million at March 31, 2023 and December 31, 2022, respectively. Our cash and cash investments consist of overnight interest bearing money market demand accounts, time deposit accounts, and money market mutual funds containing government securities and treasury obligations. While we attempt to diversify these investments in a prudent manner to minimize risk, it is possible that future changes in the financial markets could affect the security or availability of these investments. Of the cash and cash investments we held at March 31, 2023 and December 31, 2022, $304 million and $321 million, respectively, was held in our foreign subsidiaries. If these funds were needed for our operations in the U.S., their repatriation into the U.S. would not result in significant additional U.S. income tax or foreign withholding tax, as we have recorded such taxes on substantially all undistributed foreign earnings, except for those that are legally restricted.
Our current ratio was 1.6 to 1 at both March 31, 2023 and December 31, 2022.

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
Under the 2022 Credit Agreement, at our request and subject to certain conditions, we can increase the aggregate commitment up to an additional $500 million with the current lenders or new lenders. See Note G to the condensed consolidated financial statements for additional information.
The 2022 Credit Agreement contains financial covenants requiring us to maintain (A) a net leverage ratio, as adjusted for certain items, not exceeding 4.0 to 1.0, and (B) an interest coverage ratio, as adjusted for certain items, not less than 2.5 to 1.0. We were in compliance with all covenants and $210 million was borrowed and outstanding at an interest rate of 5.974% at March 31, 2023.
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
Subsequent to March 31, 2023, we increased our borrowing under the 2022 Credit Agreement to $266 million at a weighted average interest rate of 6.190%, and repaid the remaining $200 million outstanding under the term loan.
Other Liquidity and Capital Resource Activities
As part of our ongoing efforts to improve our cash flow and related liquidity, we work with suppliers to optimize our terms and conditions, including extending payment terms. We also facilitate a voluntary supply chain finance program (the "program") to provide certain of our suppliers with the opportunity to sell receivables due from us to participating financial institutions at the sole discretion of both the suppliers and the financial institutions. The amounts confirmed as valid under the program and included in accounts payable were $52 million and $50 million at March 31, 2023 and December 31, 2022, respectively. Of the amounts confirmed as valid under the program, the amounts owed to participating financial institutions were $26 million and $29 million at March 31, 2023 and December 31, 2022, respectively. All payments made under the program are recorded as a decrease in accounts payable and accrued liabilities, net, in our condensed consolidated statements of cash flows. A downgrade in our credit rating or changes in the financial markets could limit the financial institutions’ willingness to commit funds to, and participate in, the program. We do not believe such risk would have a material impact on our working capital or cash flows, as substantially all of our payments are made outside of the program.
Cash Flows
For the three months ended March 31, 2023, net cash provided by operations was $33 million, primarily driven by operating profit, partially offset by changes in working capital, due mostly to higher receivables and lower accounts payable and accrued liabilities balances.
For the three months ended March 31, 2023, net cash provided by financing activities was $78 million, primarily due to $210 million in net proceeds from revolving credit loan borrowings. These cash proceeds were partially offset by $65 million for the payment of cash dividends, $53 million for the repurchase and retirement of our common stock (including 0.1 million shares repurchased to offset the dilutive impact of restricted stock units granted in 2023), and $20 million for employee withholding taxes paid on stock-based compensation.

For the three months ended March 31, 2023, net cash used for investing activities was $59 million, primarily driven by $61 million of capital expenditures.

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
The Company's Principal Executive Officer and Principal Financial Officer have concluded, based on an evaluation of the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15 that, as of March 31, 2023, the Company's disclosure controls and procedures were effective.

b. Changes in Internal Control over Financial Reporting.
In connection with the evaluation of the Company's internal control over financial reporting that occurred during the quarter ended March 31, 2023, which is required under the Securities Exchange Act of 1934 by paragraph (d) of Exchange Rules 13a-15 or 15d-15 (as defined in paragraph (f) of Rule 13a-15), management determined that there was no change that materially affected or is reasonably likely to materially affect internal control over financial reporting.

MASCO CORPORATION

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

Information regarding legal proceedings involving us is set forth in Note L to our condensed consolidated financial statements included in Part I, Item 1 of this Report and is incorporated herein by reference.

Item 1A. Risk Factors

There have been no material changes to the risk factors of the Company set forth in Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding the repurchase of our common stock for the three months ended March 31, 2023 under the 2022 share repurchase authorization:

Period	Total Number Of Shares Purchased	Average Price Paid Per Common Share	Total Number Of Shares Purchased As Part Of Publicly Announced Plans or Programs	Maximum Value Of Shares That May Yet Be Purchased Under The Plans Or Programs
1/1/23 - 1/31/23	268,947	$49.71	268,947	$1,986,629,339
2/1/23 - 2/28/23	160,658	$53.41	160,658	$1,978,048,307
3/1/23 - 3/31/23	669,352	$50.09	669,352	$1,944,521,964
Total for the quarter	1,098,957	$50.48	1,098,957	$1,944,521,964

MASCO CORPORATION

PART II.  OTHER INFORMATION, Continued

Item 6. Exhibits

31.a	Certification by Chief Executive Officer required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
31.b	Certification by Chief Financial Officer required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
32	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.
101
The following financial information from Masco Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Shareholders' Equity, and (vi) Notes to Condensed Consolidated Financial Statements.

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
April 26, 2023