Form 10-Q
period 2023-06-30
MASCO CORP /DE/
filed 2023-07-27
CIK 62996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
    ☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
or
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at June 30, 2023
Common stock, par value $1.00 per share	224,926,048

MASCO CORPORATION

INDEX

MASCO CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

June 30, 2023 and December 31, 2022
(In Millions, Except Share Data)

	June 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash investments	$380	$452
Receivables	1,371	1,149
Inventories	1,144	1,236
Prepaid expenses and other	112	109
Total current assets	3,007	2,946
Property and equipment, net	1,063	975
Goodwill	540	537
Other intangible assets, net	337	350
Operating lease right-of-use assets	264	266
Other assets	97	113
Total assets	$5,308	$5,187

LIABILITIES
Current liabilities:
Accounts payable	$958	$877
Notes payable	79	205
Accrued liabilities	712	807
Total current liabilities	1,749	1,889
Long-term debt	2,946	2,946
Noncurrent operating lease liabilities	252	255
Other liabilities	333	339
Total liabilities	$5,280	$5,429

Commitments and contingencies (Note L)
Redeemable noncontrolling interest	21	20

EQUITY
Masco Corporation's shareholders' equity:
Common shares, par value $1 per share Authorized shares: 1,400,000,000; Issued and outstanding: 2023 – 224,800,000; 2022 – 225,300,000	225	225
Preferred shares authorized: 1,000,000; Issued and outstanding: 2023 and 2022 – None	—	—
Paid-in capital	13	16
Retained deficit	(671)	(947)
Accumulated other comprehensive income	241	226
Total Masco Corporation's shareholders' deficit	(192)	(480)
Noncontrolling interest	199	218
Total equity	7	(262)
Total liabilities and equity	$5,308	$5,187
See notes to condensed consolidated financial statements.

MASCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
For the Three and Six Months Ended June 30, 2023 and 2022
(In Millions, Except Per Common Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net sales	$2,127	$2,352	$4,106	$4,553
Cost of sales	1,358	1,583	2,668	3,080
Gross profit	769	769	1,438	1,473
Selling, general and administrative expenses	366	361	720	712
Operating profit	403	408	718	761
Other income (expense), net:
Interest expense	(28)	(28)	(56)	(53)
Other, net	(1)	17	(3)	16
	(29)	(11)	(59)	(37)
Income before income taxes	374	397	659	724
Income tax expense	96	103	160	178
Net income	278	294	499	546
Less: Net income attributable to noncontrolling interest	15	16	31	35
Net income attributable to Masco Corporation	$263	$278	$468	$511

Income per common share attributable to Masco Corporation:
Basic:
Net income	$1.17	$1.19	$2.07	$2.17
Diluted:
Net income	$1.16	$1.18	$2.07	$2.15

See notes to condensed consolidated financial statements.

MASCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
For the Three and Six Months Ended June 30, 2023 and 2022
(In Millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$278	$294	$499	$546
Less: Net income attributable to noncontrolling interest	15	16	31	35
Net income attributable to Masco Corporation	$263	$278	$468	$511
Other comprehensive (loss) income, net of tax
Cumulative translation adjustment	$(7)	$(55)	$15	$(66)
Pension and other post-retirement benefits	—	1	—	2
Other comprehensive (loss) income, net of tax	(7)	(54)	15	(64)
Less: Other comprehensive loss attributable to noncontrolling interest	(5)	(8)	—	(12)
Other comprehensive (loss) income attributable to Masco Corporation	$(2)	$(46)	$15	$(52)
Total comprehensive income	$271	$240	$514	$482
Total comprehensive income attributable to noncontrolling interest	10	8	31	23
Total comprehensive income attributable to Masco Corporation	$261	$232	$483	$459

See notes to condensed consolidated financial statements.

MASCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
For the Six Months Ended June 30, 2023 and 2022
(In Millions)

	Six Months Ended June 30,
	2023	2022
CASH FLOWS FROM (FOR) OPERATING ACTIVITIES:
Cash provided by operations	$632	$662
Increase in receivables	(243)	(296)
Decrease (increase) in inventories	95	(159)
Decrease in accounts payable and accrued liabilities, net	(36)	(33)
Net cash from operating activities	448	174

CASH FLOWS FROM (FOR) FINANCING ACTIVITIES:
Purchase of Company common stock	(81)	(914)
Cash dividends paid	(129)	(131)
Dividends paid to noncontrolling interest	(49)	—
Proceeds from short-term borrowings	77	—
Proceeds from term loan	—	500
Payment of term loan	(200)	—
Proceeds from the exercise of stock options	23	1
Employee withholding taxes paid on stock-based compensation	(23)	(17)
Decrease in debt, net	(4)	(7)
Net cash for financing activities	(386)	(568)

CASH FLOWS FROM (FOR) INVESTING ACTIVITIES:
Capital expenditures	(133)	(70)
Other, net	(4)	(4)
Net cash for investing activities	(137)	(74)

Effect of exchange rate changes on cash and cash investments	3	(18)

CASH AND CASH INVESTMENTS:
Decrease for the period	(72)	(486)
At January 1	452	926
At June 30	$380	$440

See notes to condensed consolidated financial statements.

MASCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)
For the Three and Six Months Ended June 30, 2023 and 2022
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

MASCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited) (Concluded)
For the Three and Six Months Ended June 30, 2023 and 2022
(In Millions, Except Per Common Share Data)

	Total	Common Shares ($1 par value)	Paid-In Capital	Retained (Deficit) Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest
Balance, January 1, 2023	$(262)	$225	$16	$(947)	$226	$218
Total comprehensive income	243	—	—	205	17	21
Shares issued	6	1	5	—	—	—
Shares retired:
Repurchased	(56)	(1)	(32)	(23)	—	—
Surrendered (non-cash)	(17)	—	—	(17)	—	—
Cash dividends declared	(65)	—	—	(65)	—	—
Stock-based compensation	11	—	11	—	—	—
Balance, March 31, 2023	$(140)	$225	$—	$(847)	$243	$239
Total comprehensive income (loss)	270	—	—	263	(2)	9
Shares issued	11	1	10	—	—	—
Shares retired:
Repurchased	(25)	(1)	(1)	(23)	—	—
Cash dividends declared	(64)	—	—	(64)	—	—
Dividends declared to noncontrolling interest	(49)	—	—	—	—	(49)
Stock-based compensation	4	—	4	—	—	—
Balance, June 30, 2023	$7	$225	$13	$(671)	$241	$199
See notes to condensed consolidated financial statements.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

A. ACCOUNTING POLICIES

In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments, of a normal recurring nature, necessary to fairly state our financial position at June 30, 2023, our results of operations and comprehensive income (loss) for the three and six months ended June 30, 2023 and 2022, cash flows for the six months ended June 30, 2023 and 2022, and changes in shareholders' equity for the three and six months ended June 30, 2023 and 2022. The condensed consolidated balance sheet at December 31, 2022 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted ("GAAP") in the United States of America.
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

B. REVENUE

Our revenues are derived from sales to customers in North America and Internationally, principally Europe. Net sales from these geographic markets, by segment, were as follows, in millions:

	Three Months Ended June 30, 2023
	Plumbing Products	Decorative Architectural Products	Total
Primary geographic markets:
North America	$816	$902	$1,718
International, principally Europe	409	—	409
Total	$1,225	$902	$2,127

	Six Months Ended June 30, 2023
	Plumbing Products	Decorative Architectural Products	Total
Primary geographic markets:
North America	$1,614	$1,659	$3,273
International, principally Europe	833	—	833
Total	$2,447	$1,659	$4,106

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
We recognized $3 million and $8 million of revenue for the three months ended June 30, 2023 and 2022, respectively, related to performance obligations settled in previous quarters of the same year. We recognized $4 million and $5 million of revenue for the three and six months ended June 30, 2023, respectively, and $8 million and $13 million of revenue for the three and six months ended June 30, 2022, respectively, related to performance obligations settled in previous years.
Our contract asset balance was $2 million and $1 million at June 30, 2023 and December 31, 2022, respectively. Our contract liability balance was $17 million and $61 million at June 30, 2023 and December 31, 2022, respectively.
Changes in the allowance for credit losses deducted from accounts receivable were as follows, in millions:

	Six Months Ended June 30, 2023	Twelve Months Ended December 31, 2022
Balance at January 1	$8	$6
Provision for expected credit losses during the period	2	5
Write-offs charged against the allowance	(2)	(4)
Recoveries of amounts previously written off	1	1
Balance at end of period	$9	$8

C. DEPRECIATION AND AMORTIZATION

Depreciation and amortization expense was $70 million and $71 million for the six months ended June 30, 2023 and 2022, respectively.

D. INVENTORIES

The components of inventory were as follows, in millions:

	At June 30, 2023	At December 31, 2022
Finished goods	$717	$715
Raw materials	328	408
Work in process	99	113
Total	$1,144	$1,236

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

E. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill at June 30, 2023, by segment, was as follows, in millions:

	Gross Goodwill At June 30, 2023	Accumulated Impairment Losses	Net Goodwill At June 30, 2023
Plumbing Products	$614	$(301)	$313
Decorative Architectural Products	366	(139)	227
Total	$980	$(440)	$540
The changes in the carrying amount of goodwill for the six months ended June 30, 2023, by segment, were as follows, in millions:

	Gross Goodwill At December 31, 2022	Accumulated Impairment Losses	Net Goodwill At December 31, 2022	Foreign Currency Translation	Net Goodwill At June 30, 2023
Plumbing Products	$611	$(301)	$310	$3	$313
Decorative Architectural Products	366	(139)	227	—	227
Total	$977	$(440)	$537	$3	$540
The carrying value of our other indefinite-lived intangible assets were $102 million at both June 30, 2023 and December 31, 2022 and principally included registered trademarks. The carrying value of our definite-lived intangible assets was $235 million (net of accumulated amortization of $104 million) at June 30, 2023 and $248 million (net of accumulated amortization of $94 million) at December 31, 2022, and principally included customer relationships.

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
All outstanding payments owed under the program are recorded within accounts payable in our condensed consolidated balance sheets. The amounts confirmed as valid under the program and included in accounts payable were $64 million and $50 million at June 30, 2023 and December 31, 2022, respectively. Of the amounts confirmed as valid under the program, the amounts owed to participating financial institutions were $20 million and $29 million at June 30, 2023 and December 31, 2022, respectively. All payments made under the program are recorded as a decrease in accounts payable and accrued liabilities, net, in our condensed consolidated statements of cash flows.

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

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
G. DEBT (Concluded)

The 2022 Credit Agreement provides for an unsecured revolving credit facility available to us and one of our foreign subsidiaries in U.S. dollars, European euros, British pounds sterling, Canadian dollars and certain other currencies for revolving credit loans, swingline loans and letters of credit. Borrowings under the revolving credit loans denominated in any agreed upon currency other than U.S. dollars are limited to the equivalent of $500 million. We can also borrow swingline loans up to $125 million and obtain letters of credit of up to $25 million. Outstanding letters of credit under the 2022 Credit Agreement reduce our borrowing capacity and we had no outstanding letters of credit under the 2022 Credit Agreement at June 30, 2023.
The 2022 Credit Agreement contains financial covenants requiring us to maintain (A) a net leverage ratio, as adjusted for certain items, not exceeding 4.0 to 1.0, and (B) an interest coverage ratio, as adjusted for certain items, not less than 2.5 to 1.0.
In order for us to borrow under the 2022 Credit Agreement, there must not be any default in our covenants in the 2022 Credit Agreement (i.e., in addition to the two financial covenants described above, principally limitations on subsidiary debt, negative pledge restrictions, and requirements relating to legal compliance, maintenance of our properties and insurance) and our representations and warranties in the 2022 Credit Agreement must be true in all material respects on the date of borrowing (i.e., principally no material adverse change or litigation likely to result in a material adverse change, since December 31, 2021, no material ERISA or environmental non-compliance, and no material tax deficiency). We were in compliance with all covenants and no borrowings were outstanding at June 30, 2023.
On April 26, 2022, we entered into a 364-day $500 million senior unsecured delayed draw term loan (the "term loan") due April 26, 2023 with a syndicate of lenders. The term loan and commitments thereunder were subject to prepayment or termination at our option and the loans bore interest at SOFR plus a spread adjustment and 0.70%. The covenants, including the financial covenants, were substantially the same as those in the 2022 Credit Agreement. We repaid $300 million during 2022 and the remaining $200 million upon the maturity of the term loan on April 26, 2023.
On May 9, 2023, our Hansgrohe SE subsidiary entered into €70 million ($77 million) of short-term borrowings to support working capital needs. The loans contain no financial covenants and the full amount remained borrowed and outstanding at a weighted average interest rate of 4.173% at June 30, 2023.
Fair Value of Debt. The fair value of our short-term and long-term fixed-rate debt instruments is based principally upon modeled market prices for the same or similar issues, which are Level 1 inputs. The aggregate estimated market value of our short-term and long-term debt at June 30, 2023 was approximately $2.6 billion, compared with the aggregate carrying value of $3.0 billion. The aggregate estimated market value of our short-term and long-term debt at December 31, 2022 was approximately $2.7 billion, compared with the aggregate carrying value of $3.2 billion.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
H. SEGMENT INFORMATION

Information by segment and geographic area was as follows, in millions:

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	2023	2022	2023	2022	2023	2022
	Net Sales (A)		Operating Profit		Net Sales (A)		Operating Profit
Our operations by segment were:
Plumbing Products	$1,225	$1,373	$244	$238	$2,447	$2,732	$450	$466
Decorative Architectural Products	902	979	180	192	1,659	1,821	312	347
Total	$2,127	$2,352	$424	$430	$4,106	$4,553	$762	$813
Our operations by geographic area were:
North America	$1,718	$1,905	$358	$356	$3,273	$3,639	$624	$656
International, principally Europe	409	447	66	74	833	914	138	157
Total, as above	$2,127	$2,352	424	430	$4,106	$4,553	762	813
General corporate expense, net			(21)	(22)			(44)	(52)
Operating profit			403	408			718	761
Other income (expense), net			(29)	(11)			(59)	(37)
Income before income taxes			$374	$397			$659	$724

(A) Inter-segment sales were not material.

I. OTHER INCOME (EXPENSE), NET

Other, net, which is included in other income (expense), net, was as follows, in millions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net periodic pension and post-retirement benefit expense	$(3)	$(3)	$(6)	$(5)
Income from cash and cash investments	1	1	2	1
Foreign currency transaction losses	(1)	(6)	—	(2)
Realized gains from private equity funds	—	—	1	—
Contingent consideration (A)	—	28	—	24
Loss on sale of businesses, net	—	(3)	—	(1)
Other items, net	2	—	—	(1)
Total other, net	$(1)	$17	$(3)	$16

(A)In the three and six months ended June 30, 2022 we recognized $28 million and $24 million, respectively, of income from the revaluation of contingent consideration related to our acquisition of Kraus USA Inc.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
J. INCOME TAXES

Our effective tax rate was 26 percent and 24 percent for the three and six months ended June 30, 2023, respectively, and was 26 percent and 25 percent for the three and six months ended June 30, 2022, respectively. Our effective tax rate for the six months ended June 30, 2023 and 2022 was favorably impacted by $12 million and $10 million of income tax benefits, respectively. For both periods, the income tax benefits primarily resulted from a reduction in the liability for uncertain tax positions resulting from the expiration of statutes of limitation and stock-based compensation.

K. INCOME PER COMMON SHARE

Reconciliations of the numerators and denominators used in the computations of basic and diluted income per common share were as follows, in millions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator (basic and diluted):
Net income	$263	$278	$468	$511
Less: Allocation to redeemable noncontrolling interest	—	1	—	—
Less: Allocation to unvested restricted stock awards	—	1	—	2
Net income attributable to common shareholders	$263	$276	$468	$509

Denominator:
Basic common shares (based upon weighted average)	225	231	226	235
Add: Stock option dilution	1	2	—	2
Diluted common shares	226	233	226	237
For the three and six months ended June 30, 2023 and 2022, we allocated dividends and undistributed earnings to the unvested restricted stock awards.
The following stock options, restricted stock units and performance restricted stock units were excluded from the computation of weighted-average diluted common shares outstanding due to their anti-dilutive effect, in thousands:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Number of stock options	897	670	843	599
Number of restricted stock units	113	249	202	17
Number of performance restricted stock units	15	—	15	—
Effective October 20, 2022, our Board of Directors authorized the repurchase, for retirement, of up to $2.0 billion of shares of our common stock in open-market transactions or otherwise, replacing the previous Board of Directors authorization established in 2021. We repurchased and retired approximately 1.6 million shares of our common stock in the six months ended June 30, 2023 for approximately $81 million. This included 0.2 million shares to offset the dilutive impact of restricted stock units granted in the six months ended June 30, 2023. At June 30, 2023, we had approximately $1.9 billion remaining under the 2022 authorization.
We have declared and paid cash dividends per common share of $0.285 and $0.570 for the three and six months ended June 30, 2023, respectively, and $0.280 and $0.560 for the three and six months ended June 30, 2022, respectively.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Concluded)
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
Warranty.    Changes in our warranty liability were as follows, in millions:

	Six Months Ended June 30, 2023	Twelve Months Ended December 31, 2022
Balance at January 1	$80	$80
Accruals for warranties issued during the period	19	40
Accruals related to pre-existing warranties	3	(3)
Settlements made (in cash or kind) during the period	(20)	(34)
Other, net (including currency translation)	1	(3)
Balance at end of period	$83	$80

M. SUBSEQUENT EVENTS

On July 21, 2023, we entered into an agreement to acquire all of the share capital of Sauna360 Group Oy (“Sauna360”) for an estimated €125 million, net of cash acquired and subject to customary closing adjustments. Sauna360 has a portfolio of products that includes traditional, infrared, and wood-burning saunas as well as steam showers. The acquisition is expected to close during the third quarter of 2023, subject to regulatory approval. Upon closing, this business will be reported within the Plumbing Products segment.

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

SECOND QUARTER 2023 AND THE FIRST SIX MONTHS 2023 VERSUS
SECOND QUARTER 2022 AND THE FIRST SIX MONTHS 2022

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
The following discussion of consolidated results of operations refers to the three and six months ended June 30, 2023 compared to the same periods of 2022.

SALES AND OPERATIONS

Net Sales
Below is a summary of our net sales, in millions, for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Change	2023	2022	Change
Net sales, as reported	$2,127	$2,352	$(225)	$4,106	$4,553	$(447)
Currency translation	4	—	4	34	—	34
Net sales, excluding the effect of currency translation	$2,131	$2,352	$(221)	$4,140	$4,553	$(413)
Net sales for the three months ended June 30, 2023 were $2.1 billion, which decreased 10 percent compared to the three months ended June 30, 2022. Excluding the effect of currency translation, net sales decreased nine percent. Net sales for the six months ended June 30, 2023 were $4.1 billion, which decreased 10 percent compared to the six months ended June 30, 2022. Excluding the effect of currency translation, net sales decreased nine percent.

Net sales decreased primarily due to:
•	Lower sales volume which decreased sales by 12 percent and 13 percent for the three and six months ended June 30, 2023, respectively.
•	Unfavorable sales mix of plumbing products which decreased sales by one percent for both periods.

These amounts were partially offset by:
•	Higher net selling prices which increased sales by four percent and five percent for the three and six months ended June 30, 2023, respectively.

Gross Profit and Gross Margin
Below is a summary of our gross profit, in millions, and gross margin for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Favorable / (Unfavorable)	2023	2022	Favorable / (Unfavorable)
Gross profit	$769	$769	$—	$1,438	$1,473	$(35)
Gross margin	36.2%	32.7%	350 bps	35.0%	32.4%	260 bps

For both periods, gross profit margin was positively impacted by:
•	Higher net selling prices.
•	Cost savings initiatives.
•	Lower transportation costs.

For both periods, these amounts were partially offset by:
•	Lower sales volume.
•	Increased commodity and other input costs.
•	Unfavorable sales mix.

Selling, General and Administrative Expenses
Below is a summary of our selling, general and administrative expenses, in millions, and selling, general and administrative expenses as a percentage of net sales for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	(Favorable) / Unfavorable	2023	2022	(Favorable) / Unfavorable
Selling, general and administrative expenses	$366	$361	$5	$720	$712	$8
Selling, general and administrative expenses as percentage of net sales	17.2%	15.3%	190 bps	17.5%	15.6%	190 bps

Selling, general and administrative expenses as percentage of net sales was negatively impacted by:
•	Lower net sales resulting from lower volumes for both periods.
•	Increased marketing costs for the six months ended June 30, 2023.
Operating Profit
Below is a summary of our operating profit, in millions, and operating profit margin for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Favorable / (Unfavorable)	2023	2022	Favorable / (Unfavorable)
Operating profit	$403	$408	$(5)	$718	$761	$(43)
Operating profit margin	18.9%	17.3%	160 bps	17.5%	16.7%	80 bps

Operating profit was negatively impacted by:
•	Lower sales volume for both periods.
•	Increased commodity and other input costs for both periods.
•	Unfavorable sales mix for both periods.
•	Increased marketing costs for the six months ended June 30, 2023.

For both periods, these amounts were partially offset by:
•	Higher net selling prices.
•	Cost savings initiatives.
•	Lower transportation costs.
OTHER INCOME (EXPENSE), NET

Interest Expense

Below is a summary of our interest expense, in millions, for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Favorable / (Unfavorable)	2023	2022	Favorable / (Unfavorable)
Interest expense	$(28)	$(28)	$—	$(56)	$(53)	$(3)
Other, net

Below is a summary of our other, net, in millions, for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Favorable / (Unfavorable)	2023	2022	Favorable / (Unfavorable)
Other, net	$(1)	$17	$(18)	$(3)	$16	$(19)

For the three and six months ended June 30, 2022, Other, net included $28 million and $24 million, respectively, of income from the revaluation of contingent consideration related to our acquisition of Kraus USA Inc.

INCOME TAXES

Below is a summary of our income tax expense, in millions, and our effective tax rate for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	(Favorable) / Unfavorable	2023	2022	(Favorable) / Unfavorable
Income tax expense	$96	$103	$(7)	$160	$178	$(18)
Effective tax rate	26%	26%	—%	24%	25%	(1)%
Our effective tax rate for the six months ended June 30, 2023 and 2022 was favorably impacted by $12 million and $10 million of income tax benefits, respectively. For both periods, the income tax benefits primarily resulted from a reduction in the liability for uncertain tax positions resulting from the expiration of statutes of limitation and stock-based compensation.

NET INCOME AND INCOME PER COMMON SHARE - ATTRIBUTABLE TO MASCO CORPORATION

Below is a summary of our net income and diluted income per common share, in millions, except per share data, for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Favorable / (Unfavorable)	2023	2022	Favorable / (Unfavorable)
Net income	$263	$278	$(15)	$468	$511	$(43)
Diluted income per common share	$1.16	$1.18	$(0.02)	$2.07	$2.15	$(0.08)

Business Segment and Geographic Area Results

The following tables set forth our net sales and operating profit information by business segment and geographic area, dollars in millions.

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2023	2022	2023 vs. 2022	2023	2022	2023 vs. 2022
Net Sales:
Plumbing Products	$1,225	$1,373	(11)%	$2,447	$2,732	(10)%
Decorative Architectural Products	902	979	(8)%	1,659	1,821	(9)%
Total	$2,127	$2,352	(10)%	$4,106	$4,553	(10)%

North America	$1,718	$1,905	(10)%	$3,273	$3,639	(10)%
International, principally Europe	409	447	(9)%	833	914	(9)%
Total	$2,127	$2,352	(10)%	$4,106	$4,553	(10)%

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2023	2022	2023 vs. 2022	2023	2022	2023 vs. 2022
Operating Profit (A):
Plumbing Products	$244	$238	3%	$450	$466	(3)%
Decorative Architectural Products	180	192	(6)%	312	347	(10)%
Total	$424	$430	(1)%	$762	$813	(6)%

North America	$358	$356	1%	$624	$656	(5)%
International, principally Europe	66	74	(11)%	138	157	(12)%
Total	424	430	(1)%	762	813	(6)%
General corporate expense, net	(21)	(22)	(5)%	(44)	(52)	(15)%
Total operating profit	$403	$408	(1)%	$718	$761	(6)%

(A)Before general corporate expense, net; refer to Note H to the condensed consolidated financial statements.

The following discussion of business segment and geographic area results refers to the three and six months ended June 30, 2023 compared to the same periods of 2022. Changes in operating profit in the following business segment and geographic area results discussion exclude general corporate expense, net.

BUSINESS SEGMENT RESULTS DISCUSSION

Plumbing Products
Sales
Net sales in the Plumbing Products segment decreased 11 percent and 10 percent for the three and six months ended June 30, 2023, respectively. In local currencies (including sales in currencies outside their respective functional currencies), net sales decreased 10 percent and nine percent for the three and six months ended June 30, 2023, respectively. Lower sales volume decreased sales by 13 percent for both the three and six months ended June 30, 2023. Unfavorable sales mix decreased sales by two percent and one percent for the three and six months ended June 30, 2023, respectively. These amounts were partially offset by higher net selling prices which increased sales by four percent and five percent for the three and six months ended June 30, 2023, respectively.
Operating Results
Operating profit in the Plumbing Products segment for the three months ended June 30, 2023 was positively impacted by higher net selling prices, lower transportation costs and cost savings initiatives. These amounts were partially offset by lower sales volume, unfavorable sales mix and increased employee-related costs. Operating profit for the six months ended June 30, 2023 was negatively impacted by lower sales volume, unfavorable sales mix, increased employee-related costs, increased marketing costs and unfavorable foreign currency translation. These amounts were partially offset by higher net selling prices, cost savings initiatives, and lower transportation costs.
Decorative Architectural Products
Sales
Net sales in the Decorative Architectural Products segment decreased eight percent and nine percent for the three and six months ended June 30, 2023, respectively. These decreases were due primarily to lower sales volume across the segment, partially offset by higher net selling prices across the segment for the three and six months ended June 30, 2023.
Operating Results
Operating profit in the Decorative Architectural Products segment for the three and six months ended June 30, 2023 was negatively impacted by lower sales volume, increased commodity and other input costs and increased marketing costs. These amounts were partially offset by higher net selling prices and cost savings initiatives.

GEOGRAPHIC AREA RESULTS DISCUSSION

North America
Sales
North America net sales decreased 10 percent for both the three and six months ended June 30, 2023. Lower sales volume across all product categories decreased sales by 13 percent and 14 percent for the three and six months ended June 30, 2023, respectively. Unfavorable sales mix decreased sales by one percent for the three months ended June 30, 2023. These amounts were partially offset by higher net selling prices across all product categories which increased sales by four percent for both the three and six months ended June 30, 2023.

Operating Results
North America operating profit for the three months ended June 30, 2023 was positively impacted by higher net selling prices, cost savings initiatives, and lower transportation costs. These amounts were partially offset by lower sales volume, higher commodity and other input costs, and higher employee-related costs. North America operating profit for the six months ended June 30, 2023 was negatively impacted by lower sales volume, higher commodity and other input costs, increased marketing costs, and higher employee-related costs. These amounts were partially offset by higher net selling prices, cost savings initiatives, and lower transportation costs.
International, Principally Europe
Sales
International net sales decreased nine percent for both the three and six months ended June 30, 2023. In local currencies (including sales in currencies outside their respective functional currencies), net sales decreased eight percent and six percent for the three and six months ended June 30, 2023, respectively. Lower sales volume decreased sales by 11 percent and 10 percent for the three and six months ended June 30, 2023, respectively. Unfavorable sales mix decreased sales by three percent and two percent for the three and six months ended June 30, 2023, respectively. These amounts were partially offset by higher net selling prices which increased sales by six percent for both the three and six months ended June 30, 2023.
Operating Results
International operating profit for the three and six months ended June 30, 2023 was negatively impacted by lower sales volume and unfavorable sales mix. International operating profit was also negatively impacted by increased marketing costs for the six months ended June 30, 2023. These amounts were partially offset by higher net selling prices and lower transportation costs.

Liquidity and Capital Resources

Overview of Capital Structure
We had cash and cash investments of approximately $380 million and $452 million at June 30, 2023 and December 31, 2022, respectively. Our cash and cash investments consist of overnight interest bearing money market demand accounts, time deposit accounts, and money market mutual funds containing government securities and treasury obligations. While we attempt to diversify these investments in a prudent manner to minimize risk, it is possible that future changes in the financial markets could affect the security or availability of these investments. Of the cash and cash investments we held at June 30, 2023 and December 31, 2022, $252 million and $321 million, respectively, was held in our foreign subsidiaries. If these funds were needed for our operations in the U.S., their repatriation into the U.S. would not result in significant additional U.S. income tax or foreign withholding tax, as we have recorded such taxes on substantially all undistributed foreign earnings, except for those that are legally restricted.
Our current ratio was 1.7 to 1 and 1.6 to 1 at June 30, 2023 and December 31, 2022, respectively.
We believe that our present cash balance and cash flows from operations, and borrowing availability under our revolving credit agreement, are sufficient to fund our near-term working capital and other investment needs. We believe that our longer-term working capital and other general corporate requirements will be satisfied through cash flows from operations and, to the extent necessary, from bank borrowings and future financial market activities. However, due to the changing market conditions and its impact on our customers and suppliers, we are unable to fully estimate the extent of the impact it may have on our future financial condition.
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

The 2022 Credit Agreement contains financial covenants requiring us to maintain (A) a net leverage ratio, as adjusted for certain items, not exceeding 4.0 to 1.0, and (B) an interest coverage ratio, as adjusted for certain items, not less than 2.5 to 1.0. We were in compliance with all covenants and no borrowings were outstanding at June 30, 2023.
364-day Term Loan
On April 26, 2022, we entered into a 364-day $500 million senior unsecured delayed draw term loan (the "term loan") due April 26, 2023 with a syndicate of lenders. The term loan and commitments thereunder were subject to prepayment or termination at our option and the loans bore interest at SOFR plus a spread adjustment and 0.70%. The covenants, including the financial covenants, were substantially the same as those in the 2022 Credit Agreement. We repaid $300 million during 2022 and the remaining $200 million upon the maturity of the term loan on April 26, 2023.
Other Liquidity and Capital Resource Activities
On May 9, 2023, our Hansgrohe SE subsidiary entered into €70 million ($77 million) of short-term borrowings to support working capital needs. The loans contain no financial covenants and the full amount remained borrowed and outstanding at a weighted average interest rate of 4.173% at June 30, 2023.
As part of our ongoing efforts to improve our cash flow and related liquidity, we work with suppliers to optimize our terms and conditions, including extending payment terms. We also facilitate a voluntary supply chain finance program (the "program") to provide certain of our suppliers with the opportunity to sell receivables due from us to participating financial institutions at the sole discretion of both the suppliers and the financial institutions. The amounts confirmed as valid under the program and included in accounts payable were $64 million and $50 million at June 30, 2023 and December 31, 2022, respectively. Of the amounts confirmed as valid under the program, the amounts owed to participating financial institutions were $20 million and $29 million at June 30, 2023 and December 31, 2022, respectively. All payments made under the program are recorded as a decrease in accounts payable and accrued liabilities, net, in our condensed consolidated statements of cash flows. A downgrade in our credit rating or changes in the financial markets could limit the financial institutions’ willingness to commit funds to, and participate in, the program. We do not believe such risk would have a material impact on our working capital or cash flows, as substantially all of our payments are made outside of the program.
Share Repurchases
Effective October 20, 2022, our Board of Directors authorized the repurchase, for retirement, of up to $2.0 billion of shares of our common stock in open-market transactions or otherwise, replacing the previous Board of Directors authorization established in 2021. We repurchased and retired approximately 1.6 million shares of our common stock in the six months ended June 30, 2023 for approximately $81 million. This included 0.2 million shares to offset the dilutive impact of restricted stock units granted in the six months ended June 30, 2023. At June 30, 2023, we had approximately $1.9 billion remaining under the 2022 authorization. Consistent with our past practice and as part of our long-term capital allocation strategy, we anticipate using approximately $350 million of cash for share repurchases (including shares which will be purchased to offset any dilution from restricted stock units granted as part of our compensation program) in 2023.
Cash Flows
For the six months ended June 30, 2023, net cash provided by operations was $448 million, primarily driven by operating profit, partially offset by changes in working capital, due mostly to higher receivables.
For the six months ended June 30, 2023, net cash used for financing activities was $386 million, primarily due to $200 million for the payment of the 364-day term loan, $129 million for the payment of cash dividends, $81 million for the repurchase and retirement of our common stock (including 0.2 million shares repurchased to offset the dilutive impact of restricted stock units granted in 2023), and $49 million for dividends paid to noncontrolling interest. These uses of cash were partially offset by $77 million of proceeds from short-term debt borrowings.
For the six months ended June 30, 2023, net cash used for investing activities was $137 million, primarily driven by $133 million of capital expenditures.

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
The Company's Principal Executive Officer and Principal Financial Officer have concluded, based on an evaluation of the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15 that, as of June 30, 2023, the Company's disclosure controls and procedures were effective.

b. Changes in Internal Control over Financial Reporting.
In connection with the evaluation of the Company's internal control over financial reporting that occurred during the quarter ended June 30, 2023, which is required under the Securities Exchange Act of 1934 by paragraph (d) of Exchange Rules 13a-15 or 15d-15 (as defined in paragraph (f) of Rule 13a-15), management determined that there was no change that materially affected or is reasonably likely to materially affect internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding the repurchase of our common stock for the three months ended June 30, 2023 under the 2022 share repurchase authorization:

Period	Total Number Of Shares Purchased	Average Price Paid Per Common Share	Total Number Of Shares Purchased As Part Of Publicly Announced Plans or Programs	Maximum Value Of Shares That May Yet Be Purchased Under The Plans Or Programs
4/1/23 - 4/30/23	517,434	$49.32	517,434	$1,919,001,671
5/1/23 - 5/31/23	—	$—	—	$1,919,001,671
6/1/23 - 6/30/23	—	$—	—	$1,919,001,671
Total for the quarter	517,434	$49.32	517,434	$1,919,001,671

Item 5. Other Information

Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements
During the three months ended June 30, 2023, none of our officers or directors adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement.

MASCO CORPORATION

PART II.  OTHER INFORMATION, Continued
Item 6. Exhibits

10.a	Severance and Release Agreement dated May 31, 2023 between Masco Corporation and John G. Sznewajs.
10.b	Agreement dated May 31, 2023 between Masco Corporation and John G. Sznewajs.
10.c	Severance and Release Agreement dated July 7, 2023 between Masco Corporation and Richard A. O'Reagan.
31.a	Certification by Chief Executive Officer required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
31.b	Certification by Chief Financial Officer required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
32	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.
101
The following financial information from Masco Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Shareholders' Equity, and (vi) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

MASCO CORPORATION

PART II.  OTHER INFORMATION, Concluded

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

MASCO CORPORATION
By:	/s/ David A. Chaika
David A. Chaika Interim Chief Financial Officer
July 27, 2023