Form 10-K
period 2023-12-31
MASCO CORP /DE/
filed 2024-02-08
CIK 62996

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K
    ☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☑
The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant on June 30, 2023 (based on the closing sale price of $57.38 of the Registrant's Common Stock, as reported by the New York Stock Exchange on such date) was approximately $12,869,087,500.
Number of shares outstanding of the Registrant's Common Stock at January 31, 2024:
219,764,935 shares of Common Stock, par value $1.00 per share
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's definitive Proxy Statement to be filed for its 2024 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

Masco Corporation
2023 Annual Report on Form 10-K

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
Our future performance may be affected by the levels of residential repair and remodel activity, and to a lesser extent, new home construction, our ability to maintain our strong brands, to develop innovative products and respond to changing consumer purchasing practices and preferences, our ability to maintain our public image and reputation, our ability to maintain our competitive position in our industries, our reliance on key customers, the cost and availability of materials, our dependence on suppliers and service providers, extreme weather events and changes in climate, risks associated with our international operations and global strategies, our ability to achieve the anticipated benefits of our strategic initiatives, our ability to successfully execute our acquisition strategy and integrate businesses that we have acquired and may in the future acquire, our ability to attract, develop and retain a talented and diverse workforce, risks associated with cybersecurity vulnerabilities, threats and attacks and risks associated with our reliance on information systems and technology.

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
We believe that our solid results of operations and financial position for 2023 resulted from our continued focus on our three strategic pillars:
•drive the full potential of our core businesses;
•leverage opportunities across our enterprise; and
•actively manage our portfolio.
In 2023, we acquired all of the share capital of Sauna360 Group Oy ("Sauna360") for approximately €124 million ($136 million), net of cash acquired. In addition, we continued to return value to our shareholders by repurchasing approximately 6.2 million shares of our common stock and increasing our quarterly dividend by approximately two percent compared to 2022.

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
•Our plumbing products include faucets, showerheads, handheld showers, valves, bath hardware and accessories, bathing units, shower bases and enclosures, shower drains, steam shower systems, sinks, kitchen accessories and toilets. We primarily sell these products to home center retailers, online retailers, mass merchandisers, wholesalers and distributors that, in turn, sell them to plumbers, building contractors, remodelers, smaller retailers and consumers, and homebuilders. The majority of our faucet, bathing and showering products are sold primarily in North America, Europe and China under the brand names DELTA®, BRIZO®, PEERLESS®, HANSGROHE®, AXOR®, KRAUS®, EASY DRAIN®, GINGER®, NEWPORT BRASS®, BRASSTECH® and WALTEC®. Our BRISTAN™ and HERITAGE™ products are sold primarily in the United Kingdom.
•We manufacture acrylic tubs, bath and shower enclosure units, and shower bases and trays. Our DELTA, PEERLESS and MIROLIN® products are sold primarily to home center retailers in North America. Our MIROLIN products are also sold to wholesalers and distributors in Canada.
•Our spas, exercise pools, aquatic fitness systems and saunas are manufactured and sold under our HOT SPRING®, CALDERA®, FREEFLOW SPAS®, FANTASY SPAS®, ENDLESS POOLS®, TYLO and FINNLEO brands, as well as under other trademarks. Our spas, exercise pools and saunas are sold worldwide to independent specialty retailers and distributors and our spas and exercise pools are also sold to online mass merchant retailers. Certain exercise pools are also available on a consumer-direct basis in North America and Europe, while our aquatic fitness systems are sold through independent specialty retailers as well as on a consumer-direct basis in some areas.
•Included in our Plumbing Products segment are brass, copper and composite plumbing system components and other non-decorative plumbing products that are sold to plumbing, heating and hardware wholesalers, home center and online retailers, hardware stores, building supply outlets and other mass merchandisers. These products are marketed primarily in North America under our BRASSCRAFT®, PLUMBSHOP® and MASTER PLUMBER® brands and are also sold under private label.
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
We believe that our plumbing products are among the leaders in sales in North America and Europe. Competitors of the majority of our products in this segment include Dornbracht AG & Co. KG, Zurn Elkay Water Solutions Corporation, Fortune Brands Innovations, Inc.'s Moen, Rohl and Riobel brands, Kohler Co., Lixil Group Corporation’s American Standard and Grohe brands, Spectrum Brands Holdings, Inc.'s Pfister faucets as well as private label and digitally native brands. Competitors of our spas, exercise pools, aquatic fitness systems and saunas include Artesian Spas, Harvia, Jacuzzi and Master Spas brands, among others. Foreign manufacturers competing with us are located primarily in Europe, China and Canada. Additionally, we face significant competition from private label products and digitally native brands. The businesses in our Plumbing Products segment manufacture products primarily in North America and Europe as well as in Asia and source products from Asia and other regions. Competition for our plumbing products is based largely on brand reputation, product features and innovation, product quality, customer service, breadth of product offering and price. Many of the faucet and showering products with which our products compete are manufactured by low-cost foreign manufacturers that contribute to price competition.

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
Decorative Architectural Products
Our Decorative Architectural Products segment primarily includes architectural coatings, including paints, primers, specialty coatings, stains and waterproofing products, as well as paint applicators and accessories. These products are sold in North America and South America under the brand names BEHR®, KILZ®, WHIZZ®, Elder & Jenks® and other trademarks to “do‑it‑yourself” and professional customers through home center retailers and other retailers. Net sales of architectural coatings comprised approximately 32 percent, 32 percent and 30 percent of our consolidated net sales in 2023, 2022, and 2021, respectively. Our BEHR products are sold through The Home Depot, our largest customer overall, as well as this segment’s largest customer. Our Behr business grants Behr brand exclusivity in the retail sales channel in North America to The Home Depot. The granting of exclusivity affects our ability to sell those products and brands to other customers, and the loss of this segment’s sales to The Home Depot would have a material adverse effect on this segment’s business and on our consolidated business as a whole.
Our competitors in this segment include large national and international brands such as Benjamin Moore & Co., PPG Industries, Inc.'s Glidden, Olympic, Pittsburgh Paints and PPG brands, RPM International, Inc.'s Rust-Oleum and Zinsser brands, The Sherwin‑Williams Company's Minwax, Sherwin-Williams, Thompson’s Water Seal, Valspar and Purdy brands and the Wooster Brush Company, as well as many regional and other national brands. We believe that brand reputation is an important factor in consumer selection, and that competition in this industry is also based largely on product features and innovation, product quality, customer service, breadth of product offering and price.
Acrylic resins and titanium dioxide are principal raw materials in the manufacture of architectural coatings. The price of acrylic resins fluctuates based on the price of its components, which can have a material impact on our costs and results of operations in this segment. The price for titanium dioxide can fluctuate as a result of global supply and demand dynamics and production capacity limitations, which can have a material impact on our costs and results of operations in this segment. In addition, the prices of crude oil, natural gas, propylene and certain petroleum by-products can impact our costs and results of operations in this segment. We have multiple sources, both domestic and foreign, for the raw materials used in this segment. We have encountered price volatility for propylene and certain petroleum by-products. To help reduce the impact of this price volatility, we have and may in the future enter into long-term agreements with certain significant suppliers. We import certain materials and products for this segment that have been and may in the future be subject to duties and tariffs. We also have agreements with certain significant suppliers for this segment that are intended to help assure continued supply.
Our Decorative Architectural Products segment includes branded cabinet and door hardware, functional hardware, wall plates, hook and hook rail products, and outdoor living hardware, which are manufactured for us and sold to home center retailers, mass retailers, online retailers, other specialty retailers, original equipment manufacturers and wholesalers. These products are sold under the LIBERTY®, BRAINERD®, FRANKLIN BRASS® and other trademarks. Our key competitors in North America include Amerock Hardware, Richelieu Hardware Ltd., Top Knobs and private label brands. Decorative bath hardware, shower accessories, mirrors and shower doors are sold under the brand names DELTA® and FRANKLIN BRASS® and other trademarks to home center retailers, mass retailers, online retailers, other specialty retailers and wholesalers. Competitors for these products include American Bath Group, LLC's Dreamline brand, Fortune Brands Innovations, Inc.'s Moen brand, Gatco Fine Bathware, Kohler Co. and private label brands.
This segment also includes decorative indoor and outdoor lighting fixtures, ceiling fans, landscape lighting and LED lighting systems. These products are sold to home center retailers, online retailers, electrical distributors, landscape distributors and lighting showrooms under the brand names KICHLER® and ÉLAN® and under other trademarks. Competitors of these products include Acuity, FX Luminaire, Generation Brands, Hinkley Lighting, Inc., Hunter Fan Company, Progress Lighting brand and private label brands.

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
Human Capital Management
The performance of our Company is impacted by our human capital management, and as a result we are focused on attracting, developing and retaining highly qualified, engaged employees, who have diverse experiences and backgrounds. We have developed three strategic talent priorities: leadership, diversity, equity and inclusion, and future workforce. Our Chief Human Resources Officer is responsible for developing and executing our human capital strategy and provides regular updates to our Board of Directors’ Compensation and Talent Committee on our progress toward the achievement of these strategic initiatives. We believe that our human capital initiatives work together to help our employees grow and thrive, and cultivate a culture where our employees feel like they belong. We are also committed to keeping our employees healthy and safe in the workplace.
Leadership
We support and foster the growth of our employees by providing development opportunities, experiences and tools that build and strengthen leadership capabilities. Our Leadership Profile, which is how we internally describe the capabilities and behaviors that we believe make great leaders, serves as the foundation for how we select, develop and measure the performance of our leaders.
To develop a sustainable pipeline of leaders, we have robust and proactive talent management and succession planning processes to support our businesses. In addition, our Board of Directors and executive management team regularly review our Company’s critical leadership roles and succession plans.
We are focused on building a continuous improvement and learning culture. This is supported by frequent and candid feedback discussions about performance and development between employees and their managers, across peers, and within teams.
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

We have developed enterprise-wide initiatives in each strategic focus area and our businesses have developed plans designed to meet their specific needs that are aligned with these initiatives. Our executive leadership team, DE&I Councils, and employee resource groups serve as advisors, ambassadors and change agents in implementing our enterprise-wide initiatives and their business unit plans.
Our workforce representation statistics are one indicator of our performance in advancing a diverse workforce. Following is our workforce representation statistics as of December 31, 2023:
•In the U.S., our leadership team is comprised of 34 percent women and 26 percent racially / ethnically diverse individuals, as compared to the EEO-1 benchmark of 26 percent and 23 percent, respectively. The EEO-1 leadership benchmark includes executive-level/senior-officials and managers, and first-level officials and managers.
•In the U.S., our salaried workforce is comprised of approximately 36 percent women and 30 percent racially / ethnically diverse individuals, as compared to the EEO-1 benchmark of 28 percent and 29 percent, respectively. The EEO-1 salaried employees benchmark includes leadership, professionals and technicians.
•In the U.S., our hourly workforce, which includes hourly and exception hourly, is comprised of 37 percent women and 54 percent racially / ethnically diverse individuals, as compared to the EEO-1 benchmark of 29 percent and 40 percent, respectively. The EEO-1 hourly employees benchmark includes all other EEO categories we did not include in the EEO-1 leadership and salaried benchmark.
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
Our Workforce
At December 31, 2023, we employed approximately 18,000 people.
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

Item 1A. Risk Factors.

There are a number of business risks and uncertainties that could impact our business. These risks and uncertainties could cause our actual results to differ from past performance or expected results. We consider the following risks and uncertainties to be most relevant to our specific business activities. Additional risks and uncertainties not presently known to us, or that we currently believe to be immaterial, also may adversely impact our business, results of operations and financial position.

Strategic Risks

Our business strategy is focused on residential repair and remodeling activity and, to a lesser extent, on new home construction activity, both of which are impacted by a number of economic and other factors.

Our business performance relies on residential repair and remodeling activity and, to a lesser extent, on new home construction activity. A number of factors impact consumers’ spending on home improvement projects as well as new home construction activity, including:
•consumer confidence levels;
•consumer income and debt levels;
•unemployment and underemployment levels;
•the availability of home equity loans and mortgages and the interest rates for and tax deductibility of such loans;
•inflationary pressures;
•changing government policies and programs;
•existing home sales;
•age of the housing stock;
•fluctuations in home prices;
•household formation;
•trends in lifestyle and housing design;
•the availability of skilled tradespeople for repair and remodeling work; and
•natural disasters, terrorist acts, pandemics, wars or conflicts or other catastrophic events.
We have been and may in the future be negatively impacted by adverse changes or uncertainty involving one or more of the factors listed above. In addition, the fundamentals driving our business are impacted by economic cycles. Economic contractions or recessions have resulted in and could in the future result in a decline in residential repair and remodeling activity or in demand for new home construction, adversely impacting our results of operations and financial position.

We may not achieve all of the anticipated benefits of our strategic initiatives.

We continue to pursue our strategy of driving the full potential of our core businesses, leveraging opportunities across our enterprise, and actively managing our portfolio. Our strategy is designed to grow revenue, improve profitability and increase shareholder value over the mid- to long-term. We execute our strategy by investing in our brands, developing innovative products, making capital investments, and focusing on continuous productivity improvement and operational excellence, among other initiatives. Our business performance and results of operations could be adversely impacted if we are unable to timely and effectively execute our strategy. We could also be adversely impacted if we have not appropriately prioritized and balanced our strategic initiatives or if we are unable to effectively manage change throughout our organization.

We may not be able to successfully execute our acquisition strategy or integrate businesses that we acquire.

Pursuing the acquisition of businesses complementary to our portfolio is a component of our strategy for future growth. If we are not able to identify suitable acquisition candidates or consummate potential acquisitions within a desired time frame or at acceptable terms and prices, our long-term competitive positioning may be impacted. Even if we are successful in acquiring businesses, the businesses we acquire may not be able to achieve the revenue, profitability or growth we anticipate, or we may experience challenges and risks in integrating these businesses into our existing business. Such risks include:

•difficulties in retaining critical employees of the acquired businesses;
•difficulties realizing expected synergies and economies of scale;
•diversion of management attention and our resources;
•issues or conflicts with our new or existing customers or suppliers; and
•unforeseen liabilities.
International acquisitions that we have made, and those that we may make in the future, may continue to increase our exposure to foreign currency risks, and risks associated with interpretation and enforcement of international regulations and the policies of other governments. Our failure to address these risks could cause us to incur additional costs and fail to realize the anticipated benefits of our acquisitions and could adversely impact our results of operations and financial position.

Business and Operational Risks

Variability in the cost and availability of our raw materials, component parts and finished products could impact our results of operations and financial position.

We purchase substantial amounts of raw materials, component parts and finished products from outside sources, including international sources, and we manufacture certain of our products outside of the United States. Increases in the cost of the materials we purchase, including as a result of diminished availability, increased tariffs and inflation or unfavorable fluctuations in currency exchange rates have increased and may in the future increase the prices for our products and negatively impact our results of operations and financial position. Further, our production has been and may in the future be impacted if we or our suppliers are unable to procure our requirements for various commodities, including, among others, brass, resins, titanium dioxide and zinc, or if a shortage of these commodities results in significantly increased costs. Energy prices have also increased and, this coupled with potential energy supply shortages, has resulted in increased production and transportation costs, which may continue in the future. In addition, water is a significant component of our architectural coatings products and may be subject to shortages and restrictions on supply in certain regions, due to climate-related and other influences. These factors could adversely impact our results of operations and financial position.
It can be difficult for us to pass our cost increases on to our customers. Our existing arrangements with customers, competitive considerations and customer resistance to price increases may delay or make us unable to adjust selling prices. If we are not able to sufficiently increase the prices of our products or achieve cost savings to offset increased material, production, transportation and labor costs, our results of operations and financial position could be adversely impacted. Increased selling prices for our products have led and may in the future lead to sales declines and loss of market share, particularly if those prices are not competitive. When our material costs decline, we have received and may in the future receive pressure from our customers to reduce our prices. Such reductions have had and could in the future have an adverse impact on our results of operations and financial position.
From time to time we enter into long-term agreements with certain significant suppliers to help ensure continued availability of the commodities we require to produce our products and to establish firm pricing, but these contractual commitments may result in our paying above market prices for commodities during the term of the contract. Occasionally, we may also use derivative instruments, including commodity futures and swaps. This strategy increases the possibility that we may make commitments for these commodities at prices that subsequently exceed their market prices, which has occurred and could occur in the future has had and may in the future have an adverse impact on our results of operations and financial position.
We are dependent on suppliers and service providers.

We are dependent on third parties for our raw materials, many of our components and finished products and for certain services. Our ability to offer a wide variety of products and provide high levels of service to our customers depends on whether we can obtain an adequate and timely supply of these goods and services. Failure of our suppliers to timely provide us goods and services on commercially reasonable terms or to comply with applicable contractual, legal and regulatory requirements or our supplier business practices policy could have an adverse impact on our results of operations and financial position or could damage our reputation.

The operations of the third parties on which we depend have been and could in the future be impacted by: changing laws, regulations and policies, including those related to climate change; cybersecurity breaches; labor availability; raw material shortages; energy availability; supply disruptions; and adverse weather conditions, pandemics, wars or conflicts and other force majeure events. Any of these factors could disrupt our third parties’ operations and result in shortages of supply, assertion of force majeure and increases in the prices charged to us for the raw materials, components and finished products they produce or services they provide. Sourcing these goods and services from alternate suppliers, including suppliers from new geographic regions, or re-engineering our products as a result of supplier disruptions, can be time-consuming and costly and could result in inefficiencies or delays in our business operations or could negatively impact the quality of our products. In addition, the loss of critical suppliers, or a substantial decrease in the availability of supply, has disrupted and could in the future disrupt our business and has had and may in the future have an adverse impact on our results of operations and financial position.
Many of the suppliers we rely upon are located in countries outside of the United States. The differences in business practices, shipping and delivery requirements and costs, changes in economic conditions and trade policies and laws and regulations, together with the limited number of suppliers available to us, have increased the complexity of our supply chain logistics and the potential for interruptions in our production scheduling. We have experienced and may in the future experience constraints on and disruptions to transporting our raw materials, components and finished products from our international and domestic suppliers as well as higher transportation costs. If we are unable to effectively manage our supply chain our results of operations and financial position could be adversely impacted.

There are risks associated with our international operations and global strategies.

In 2023, 20 percent of our sales were made outside of North America (particularly in Europe) and transacted in currencies other than the U.S. dollar. In addition to our European operations, we manufacture products in other locations, including Asia and Mexico and source products and components from third parties globally. Risks associated with our international operations include:
•differences in culture, economic and labor conditions and practices;
•differences in enforcement of contract and intellectual property rights;
•differences in the policies of the U.S. and foreign governments;
•disruptions in trade relations and economic instability;
•natural disasters, terrorist attacks, pandemics, wars or conflicts or other catastrophic events;
•social and political unrest; and
•timeliness of transportation and port congestion.
We have been and may in the future be negatively impacted by adverse changes or uncertainty involving one or more of the factors listed above.
We are also affected by domestic and international laws and regulations applicable to companies doing business outside of the U.S., or importing and exporting goods and materials. These include anti-bribery/anti-corruption laws, laws regulating competition, sanctions, tax laws, trade regulations, including duties and tariffs, and other business practices. Compliance with these laws is costly, and future changes to these laws may require significant management attention and disrupt our operations. Additionally, while it is difficult to assess what changes may occur and the relative effect on our international tax structure, significant changes in how U.S. and international jurisdictions tax cross-border transactions could adversely impact our results of operations and financial position.

Our results of operations and financial position are also impacted by changes in currency exchange rates. Unfavorable currency exchange rates, particularly the euro, the Chinese renminbi, the Canadian dollar, the British pound sterling and the Mexican peso, have in the past adversely impacted us, and could adversely impact us in the future. Fluctuations in currency exchange rates may also present challenges in comparing our operating performance from period to period.

The long-term performance of our businesses relies on our ability to attract, develop and retain a talented and diverse workforce.

For our businesses to be successful, we must invest significant resources to attract, develop and retain highly qualified, talented and diverse employees, who have the experience, knowledge and expertise to implement our strategic and business initiatives. We compete for employees with a broad range of employers in many different industries, including large multinational firms. We have faced and may continue to face challenges in recruiting, developing, motivating and retaining employees, particularly when the labor market is experiencing low unemployment levels, increasing compensation and increasing competition.
If we are unable to successfully implement our talent strategies, including attracting, developing and retaining key employees, building strong and diverse leadership teams, developing effective succession planning and successfully executing organizational change and leadership transition, our results of operations and financial position could be adversely impacted.

Extreme weather events and changes in climate could adversely impact our results of operations and financial position.

Extreme weather events, such as severe winter and other storms, hurricanes, fires, floods, tornados and droughts, as a result of climate change or other factors, have negatively impacted and may in the future negatively impact our business. These types of events can be disruptive to our operations and may impact consumer spending. In addition, some of our suppliers are located in areas that have experienced extreme weather events which have impacted and may in the future impact the availability and cost of some of our raw materials, components and finished products. If the frequency or severity of extreme weather increases, we may experience interruptions to our operations, further impact on our supply chain, increased operating costs or loss or damage to our property or inventory, which could adversely impact our results of operations and financial position.

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

Competitive Risks

We could lose market share if we do not maintain our strong brands, develop innovative products or respond to changing consumer purchasing practices and preferences.

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

In recent years, consumer purchasing practices and preferences have shifted and our customers’ business models and strategies have changed. As our customers execute their strategies to reach end consumers through multiple channels, they rely on us to support their efforts with our infrastructure, including maintaining robust and user-friendly websites with sufficient content for consumer research and providing comprehensive supply chain solutions and differentiated product development. If we are unable to successfully provide this support to our customers or if our customers are unable to successfully execute their strategies, our brands may lose market share, which could adversely impact our results of operations and financial position.
Consumer preferences are also changing, including a continued shift in consumer purchasing practices toward e-commerce and a potential increase in consumer demand for products with certain attributes, such as connected products and sustainable products. If we do not timely and effectively identify and respond to these changes our relationships with our customers and with consumers could be harmed, our ability to retain our customers and consumers may be negatively impacted, the demand for our brands and products could be reduced and our results of operations and financial position could be adversely impacted.

Damage to our public image and reputation could adversely impact our results of operations and financial position.

Our public image and reputation are important to maintaining our strong brands. Our results of operations and financial position could be adversely impacted by a negative perception regarding our products or company practices, positions or public statements, even if unfounded, negative claims and comments in social media or the press or a data breach.

Furthermore, stakeholders are increasingly scrutinizing companies' environmental, social and governance (“ESG”) practices, and stakeholders’ expectations regarding ESG practices are diverse and rapidly changing. We may not be able to align our ESG practices with such evolving expectations within the timeframes expected by stakeholders or without incurring significant costs. In addition, we may not be able to achieve our aspirational goals related to our ESG initiatives, which are and may continue to be impacted by many complexities and variables, such as renewable energy infrastructure and availability, changes to the labor market, a challenging economic environment, changes to our operations, changes to our portfolio of businesses via acquisitions or divestitures, and adjustments to our job levels and managerial headcount. A failure or perceived failure by us in this regard may damage our reputation and adversely impact our results of operations and financial position.

We face significant competition and operate in an evolving competitive landscape.

Our products face significant competition. We believe that brand reputation is an important factor affecting product selection and that we compete on the basis of product features, innovation, quality, customer service, warranty and price. We sell our products through home center retailers, online retailers, distributors and independent dealers and rely on these customers to market and promote our products to consumers. Our success with our customers is dependent on, among other things, our ability to provide quality products with desired features at acceptable prices with timely delivery and a high level of customer service. Home center retailers, which have historically concentrated their sales efforts on retail consumers and remodelers, are increasingly selling directly to professional contractors and installers, which may adversely impact our margins on our products that contractors and installers would otherwise buy through our dealers and wholesalers. In addition, as home center retailers develop customer experience programs to attract and retain contractors and installers, they are relying on us to support their efforts. Such support has been and could continue to be time-consuming and costly and these efforts may not be successful, which may impact our growth, results of operations and financial position.
Certain of our customers sell products sourced from low-cost foreign manufacturers under their own private label brands, which directly compete with our brands. As a result of this trend, we have experienced and may in the future experience lower demand for our products or a shift in the mix of some products we sell toward more value-priced or opening price point products, which has impacted and may in the future impact our results of operations and financial position.
In addition, we face competitive pricing pressure in the marketplace, including sales promotion programs, that could impact our market share or result in price reductions, which could adversely impact our results of operations and financial position.

The growing e-commerce channel brings an increased number of competitors and greater pricing transparency for consumers, as well as conflicts between our existing distribution channels and a need for different distribution methods. These factors have impacted and could in the future impact our results of operations and financial position. In addition, our relationships with our customers, including our home center customers, may be impacted if we increase the amount of business we transact in the e-commerce channel.

If we are unable to maintain our competitive position in our industries, our results of operations and financial position could be adversely impacted.

Our sales are concentrated with three significant customers and this concentration may continue to increase. In 2023, our net sales to The Home Depot were $3.1 billion (approximately 39 percent of our consolidated net sales), and our net sales to Ferguson and Lowe’s were each less than 10 percent of our consolidated net sales. These customers can significantly impact the prices we receive for our products and the terms and conditions on which we do business with them. Additionally, these customers have reduced in the past and may in the future reduce the number of vendors from which they purchase and could make significant changes in their volume of purchases from us. Although other retailers, dealers, distributors and homebuilders represent other channels of distribution for our products and services, we might not be able to quickly replace, or replace at all, the loss of a substantial portion of our sales to The Home Depot or the loss of all of our sales to either Ferguson or Lowe’s. Any such loss would have a material adverse impact on our business, results of operations and financial position.
In addition, our Behr business grants Behr brand exclusivity in the retail sales channel in North America to The Home Depot, and from time to time, certain of our other businesses grant product and/or brand exclusivity to our customers. The granting of exclusivity impacts our ability to sell those products and brands to other customers and can increase the complexity of our product offerings and our costs.

Technology and Intellectual Property Risks

We are subject to cybersecurity attacks, which could adversely impact our results of operations and financial position.

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

These attacks could have the following impacts on our business, some of which we have experienced:

•business interruption;
•damage to our relationships with our employees, suppliers, customers and consumers;
•damage to the reputation of our brands;
•data corruption;
•exposure or loss of proprietary confidential or financial information or the personal information of our employees, suppliers, customers or consumers;
•exposure to litigation;
•inability to report our financial results in a timely manner;
•increased costs associated with the remediation and mitigation of such attacks;
•product shipment delays;
•production or operational downtime; and
•theft of our assets.

In addition, we could be adversely impacted if any of our significant customers, suppliers or service providers experiences any similar events that disrupt their business operations or damage their reputation. Such events could adversely impact our results of operations and financial position.

We rely on information systems and technology, and a breakdown or interruption of these systems could adversely impact our results of operations and financial position.

We rely on many on-site and cloud-based information systems and technology to process, transmit, store and manage information to support our business activities. We may be adversely impacted if these information systems breakdown, fail, or are no longer supported by third-party service providers, including cloud platform providers.

In addition to the consequences that may occur from interruptions in the current systems we utilize, we continue to invest in new technology systems throughout our company, including implementations of and upgrades to critical systems at our business units. System implementations and upgrades are complex and require significant management oversight, and we have experienced, and in the future experience, unanticipated expenses and interruptions to our operations during these implementations and upgrades. Our results of operations and financial position, as well as the effectiveness of our internal controls over financial reporting, could be adversely impacted if we do not appropriately select, implement, maintain or upgrade our critical systems in a timely manner or if we experience significant unanticipated expenses or disruptions in connection with the implementation, upgrade or update of such systems.

We may not be able to adequately protect or prevent the unauthorized use of our intellectual property.

Protecting our intellectual property is important to our growth and innovation efforts. We own a number of patents, trade names, brand names and other forms of intellectual property in our products and manufacturing processes throughout the world. There can be no assurance that our efforts to protect our intellectual property rights will prevent violations. Our intellectual property has been and may again be challenged or infringed upon by third parties, particularly in countries where property rights are not highly developed or protected. In addition, the global nature of our business increases the risk that we may be unable to obtain or maintain our intellectual property rights on reasonable terms. Furthermore, others have asserted and may in the future assert intellectual property infringement claims against us. Current and former employees, contractors, customers or suppliers have or may have had access to proprietary or confidential information regarding our business operations that could harm us if used by them, or disclosed to others, including our competitors. Protecting and preventing the unauthorized use of our intellectual property is costly, time consuming and require significant resources. If we are not able to protect our existing intellectual property rights, or prevent unauthorized use of our intellectual property, sales of our products may be impacted and we may experience reputational damage to our brand names, increased litigation costs and adverse impact to our competitive position, which could adversely impact our results of operations and financial position.

Litigation and Regulatory Risks

Claims and litigation could be costly.

We are involved in various claims and litigation, including class actions, mass torts and regulatory proceedings, that arise in the ordinary course of our business and that could have an adverse impact on us. The types of matters may include, among others: advertising, competition, contract, data privacy, employment, environmental, insurance coverage, intellectual property, personal injury, product compliance, product liability, securities and warranty. The outcome and effect of these matters are inherently unpredictable, and defending and resolving them can be costly and can divert management’s attention. We have and may in the future incur significant costs as a result of claims and litigation.

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
We maintain insurance against some, but not all, of the risks of loss resulting from claims and litigation. The levels of insurance we maintain may not be adequate to fully cover our losses or liabilities. If any significant accident, judgment, claim or other event is not fully insured or indemnified against, it could adversely impact our results of operations and financial position.
Refer to Note T to the consolidated financial statements included in Item 8 of this Report for additional information about litigation involving our businesses.

Our failure to comply with laws, government regulations and other requirements could adversely impact our results of operations and financial position.

We are subject to a wide variety of federal, state, local and foreign laws and regulations, including those pertaining to:
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
As we sell new types of products or existing products in new geographies or channels or for new applications, we are subject to the requirements applicable to those sales. Additionally, some of our products must be certified by industry organizations. Compliance with new or changed laws, regulations and other requirements, including as a part of government or industry response to climate change, may require us to alter our product designs, our manufacturing processes, our packaging or our sourcing or may result in restrictions on our operations. These compliance activities are costly and require significant management attention and resources. If we do not effectively and timely comply with such regulations and other requirements, our results of operations and financial position could be adversely impacted.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Cybersecurity risk is a part of our overall enterprise risk management assessment. Our cybersecurity program is modeled on the National Institute of Security Technology Cybersecurity Framework (NIST CSF) which provides the governance structure for our identification of, protection against, detection of, response to and recovery from cybersecurity threats and incidents, including those associated with our use of third-party applications and service providers.
Key components of our cybersecurity program include:
•an enterprise organizational framework that consists of enterprise leaders that oversee our cybersecurity governance, including policies and standards, and functional business unit leaders that implement our cybersecurity policies;
•the identification of our cybersecurity risks and vulnerabilities and the implementation of protections against cybersecurity threats and incidents, including regular training to our employees;

•continual global threat monitoring and detection, in partnership with third-party service providers;
•a process for assessing the severity of cybersecurity threats, identifying whether the cybersecurity threats are associated with a third-party service provider, and implementing an appropriate response and resolution to cybersecurity incidents, as necessary; and
•risk-based cybersecurity audits led by our internal audit function, which include cybersecurity control maturity assessments (based on NIST CSF), as well as attack simulations and penetration testing performed by third-party service providers.
Our Board of Directors has overall oversight responsibility for our enterprise risk management and compliance programs, including cybersecurity. Our Board is responsible for ensuring that management has processes in place designed to identify and assess cybersecurity risks to which we are exposed, implement the appropriate protections to address such risks, identify cybersecurity threats and respond to and resolve cybersecurity incidents.
Management is responsible for identifying and assessing material cybersecurity risks on an ongoing basis and for developing, managing and implementing our cybersecurity program to assure that our potential cybersecurity risk exposures are monitored and appropriate mitigation measures are implemented. Our cybersecurity program is overseen by our Vice President, Information Technology and our Director, Enterprise Security. Our Vice President, Information Technology has significant professional experience in leading the information technology function and our Director, Enterprise Security has held various roles in cybersecurity and is an ISC2 Certified Information Security Professional (CISSP®). Each periodically participates in various industry cyber forums and communicates industry best practices to the appropriate internal information security professionals.
Our cybersecurity program is managed and implemented by a team of enterprise level and business unit level information security professionals, partnering with third party advisory services, as needed. The team’s focus is on our operational response to cybersecurity threats, exposure analysis, security governance and the design and implementation of our security controls. Our Incident Response Plan, developed by management, governs our process to respond to, remediate and resolve material cybersecurity incidents, including providing appropriate internal and external communication of such incidents.

At least annually, our Vice President, Information Technology discusses with our Board a report on cybersecurity, including an update regarding our cybersecurity risks, mitigation activities and industry developments. In addition, our internal audit function provides regular updates to our Audit Committee on the results of our cybersecurity audits and related mitigation activities. In 2023, as part of our enterprise risk management update to our Board, our Vice President, Information Technology discussed risks and trends associated with information technology, including cyber-attacks, and current and future planned actions to mitigate such risks. In addition, in 2023, our Vice President, Information Technology reviewed with our Board updates related to our operational and resource readiness with respect to cyber incidents, our incident response processes and emerging cybersecurity risks.
In 2023, we did not identify any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. However, despite our efforts, we cannot eliminate all risks from cybersecurity threats, or provide assurances that we have not experienced an undetected cybersecurity incident. For more information about these risks, please see “Risk Factors – We are subject to cybersecurity attacks, which could adversely impact our results of operations and financial position” in this annual report on Form 10-K.

Item 2.Properties.

The table below lists principal North American properties as of December 31, 2023.

Business Segment	Manufacturing	Warehouse and Distribution
Plumbing Products	22	10
Decorative Architectural Products	8	17
Totals	30	27
Most of our North American facilities range from single warehouse buildings to complex manufacturing facilities. We own most of our North American manufacturing facilities, none of which is subject to significant encumbrances. A substantial number of our warehouse and distribution facilities are leased.
The table below lists principal properties outside of North America as of December 31, 2023.

Business Segment	Manufacturing	Warehouse and Distribution
Plumbing Products	12	17
Decorative Architectural Products	—	—
Totals	12	17
Most of our international facilities are in Europe and China. We own most of our international manufacturing facilities, none of which is subject to significant encumbrances. A substantial number of our international warehouse and distribution facilities are leased.
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
f

Item 4.Mine Safety Disclosures.

Not applicable.

PART II

Item 5.Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The New York Stock Exchange is the principal market on which our common stock is traded, under the ticker symbol MAS. On January 31, 2024, there were approximately 2,500 holders of record of our common stock.
We expect that our practice of paying quarterly dividends on our common stock will continue, although the payment of future dividends is at the discretion of our Board of Directors and will depend upon our earnings, capital requirements, financial condition and other factors. The Board of Directors declared a quarterly dividend of $0.29 per share in the first quarter of 2024 with the intention to increase the annual dividend 2 percent to $1.16 per share.
Effective October 20, 2022, our Board of Directors authorized the repurchase, for retirement, of up to $2.0 billion of shares of our common stock, exclusive of excise tax, in open-market transactions or otherwise. We repurchased and retired 6.2 million shares of our common stock for the year ended December 31, 2023 for approximately $356 million, inclusive of excise tax of $3 million. This included 0.2 million shares to offset the dilutive impact of restricted stock units granted in 2023. At December 31, 2023, we had $1.6 billion remaining under the 2022 authorization.
The following table provides information regarding the repurchase of our common stock for the three-month period ended December 31, 2023.

Period	Total Number Of Shares Purchased	Average Price Paid Per Common Share	Total Number Of Shares Purchased As Part Of Publicly Announced Plans or Programs	Maximum Value Of Shares That May Yet Be Purchased Under The Plans Or Programs
10/1/23 - 10/31/23	505,966	$51.49	505,966	$1,847,945,558
11/1/23 - 11/30/23	2,061,426	$57.25	2,061,426	$1,729,925,568
12/1/23 - 12/31/23	1,274,183	$65.15	1,274,183	$1,646,913,344
Total for the quarter	3,841,575	$59.11	3,841,575	$1,646,913,344

Performance Graph

The table below compares the cumulative total shareholder return on our common stock with the cumulative total return of (i) the Standard & Poor's 500 Composite Stock Index ("S&P 500 Index"), (ii) The Standard & Poor's Industrials Index ("S&P Industrials Index") and (iii) the Standard & Poor's Consumer Durables & Apparel Index ("S&P Consumer Durables & Apparel Index"), from December 31, 2018 through December 31, 2023, when the closing price of our common stock was $66.98. The graph assumes investments of $100 on December 31, 2018 in our common stock and in each of the three indices and the reinvestment of dividends.

PERFORMANCE GRAPH

$260.00
$240.00
$220.00
$200.00
$180.00
$160.00
$140.00
$120.00
$100.00
$80.00
INDEXED VALUE
2018
2019
2020
2021
2022
2023
Masco
S&P 500 Index
S&P Industrials Index
S&P Consumer Durables & Apparel Index

The table below sets forth the value, as of December 31 for each of the years indicated, of a $100 investment made on December 31, 2018 in each of our common stock, the S&P 500 Index, the S&P Industrials Index and the S&P Consumer Durables & Apparel Index and includes the reinvestment of dividends.

	2019	2020	2021	2022	2023
Masco	$164.12	$187.86	$240.15	$159.61	$229.07
S&P 500 Index	$128.88	$149.83	$190.13	$153.16	$190.27
S&P Industrials Index	$126.83	$138.25	$165.07	$153.35	$177.94
S&P Consumer Durables & Apparel Index	$132.28	$156.63	$189.42	$131.58	$153.72

Item 6. [Reserved]

Item 7.Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with, and is qualified in its entirety by, our consolidated financial statements (and notes related thereto) and other more detailed financial information appearing elsewhere in this Report. Further, you should read the following discussion and analysis of our financial condition and results of operations together with the “Risk Factors” included elsewhere in this Report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. See also “Cautionary Statement Concerning Forward-Looking Statements” at the beginning of this Report. Amounts may not add due to rounding.
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
We continue to leverage the Masco Operating System, our approach to drive growth and productivity, and continuous improvement initiatives across our enterprise to identify additional opportunities to improve our business operations. From time to time, we may take actions to drive efficiency in the business focused on the strategic rationalization of our businesses, including business consolidations, plant closures, headcount reductions and other cost savings initiatives.

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
We discuss our consolidated results as well as our Business Segment and Geographic Area results of operations for the year ended December 31, 2023 versus December 31, 2022. A detailed discussion of our consolidated, Business Segment and Geographic Area results of operations for the year ended December 31, 2022 compared to the year ended December 31, 2021 can be found under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II of our Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the SEC on February 9, 2023.

SALES AND OPERATIONS

Net Sales
Below is a summary of our net sales, in millions, for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023	2022	Change
Net sales, as reported	$7,967	$8,680	$(713)
Acquisitions	(28)	—	(28)
Net sales, excluding acquisitions	7,939	8,680	(741)
Currency translation	8	—	8
Net sales, excluding acquisitions and the effect of currency translation	$7,947	$8,680	$(733)
Our net sales for 2023 were $7,967 million, which decreased eight percent compared to 2022. Excluding acquisitions and the effect of currency translation, net sales decreased eight percent.

Our net sales for 2023 decreased primarily due to:
•	Lower sales volume across the entire company which decreased sales by 11 percent.
•	Unfavorable sales mix of plumbing products which decreased sales by one percent.

These amounts were partially offset by:
•	Higher net selling prices across the entire company which increased sales by three percent.

Gross Profit and Gross Margin
Below is a summary of our gross profit, in millions, and gross margin for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023	2022	Favorable / (Unfavorable)
Gross profit	$2,836	$2,713	$123
Gross margin	35.6%	31.3%	430 bps

Our 2023 gross profit margin was positively impacted by:
•	Higher net selling prices.
•	Cost savings initiatives.
•	Lower transportation costs.
•	Receipt of an insurance settlement payment.
•	Lower excess and obsolete inventory charges.

These amounts were partially offset by:
•	Lower sales volume.
•	Unfavorable sales mix.

Selling, General and Administrative Expenses
Below is a summary of our selling, general and administrative expenses, in millions, and selling, general and administrative expenses as a percentage of net sales for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023	2022	Favorable / (Unfavorable)
Selling, general and administrative expenses	$(1,473)	$(1,390)	$(83)
Selling, general and administrative expenses as a percentage of net sales	(18.5)%	(16.0)%	(250) bps

Our 2023 selling, general and administrative expenses as a percentage of net sales was negatively impacted by:
•	Increased employee-related costs.
•	Increased marketing costs.
•	Lower net sales resulting from lower volumes.
Operating Profit
Below is a summary of our operating profit, in millions, and operating profit margins for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023	2022	Change
Operating profit, as reported	$1,348	$1,297	$51
Rationalization charges	13	32	(19)
Impairment charges for goodwill and other intangible assets	15	26	(11)
Insurance settlement	(40)	—	(40)
Operating profit, excluding rationalization charges, impairment charges and insurance settlement	$1,336	$1,355	$(19)
Operating profit margin, as reported	16.9%	14.9%	200 bps
Operating profit margin, excluding rationalization charges, impairment charges and insurance settlement	16.8%	15.6%	120 bps

Our 2023 operating profit was positively impacted by:
•	Higher net selling prices.
•	Cost savings initiatives.
•	Lower transportation costs.
•	Receipt of an insurance settlement payment.
•	Lower excess and obsolete inventory charges.
•	Lower goodwill and other intangible assets impairment charges in our lighting business.

These amounts were partially offset by:
•	Lower sales volume.
•	Increased employee-related costs.
•	Unfavorable sales mix.
•	Increased marketing costs.
•	Unfavorable foreign currency translation.

OTHER INCOME (EXPENSE), NET

Interest Expense

Below is a summary of our interest expense, in millions, for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023	2022	Favorable / (Unfavorable)
Interest expense	$(106)	$(108)	$2
Other, net

Below is a summary of our other, net, in millions, for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023	2022	Favorable / (Unfavorable)
Other, net	$(4)	$4	$(8)
Other, net, for 2022 included $24 million of income from the revaluation of contingent consideration related to the acquisition of Kraus USA Inc.
INCOME TAXES

Below is a summary of our income tax expense, in millions, and our effective tax rate for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023	2022	Favorable / (Unfavorable)
Income tax expense	$(278)	$(288)	$10
Effective tax rate	(22)%	(24)%	2%
Our 2023 income tax expense included a $29 million state income tax benefit, net of federal expense, from the recognition of certain state deferred tax assets due to a legal restructuring of certain U.S. businesses that will occur in early 2024.
Refer to Note R to the consolidated financial statements for additional information.

NET INCOME AND INCOME PER COMMON SHARE - ATTRIBUTABLE TO MASCO CORPORATION

Below is a summary of our net income, in millions, and diluted income per common share for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023	2022	Favorable / (Unfavorable)
Net income	$908	$844	$64
Diluted income per common share	$4.02	$3.63	$0.39

Business Segment and Geographic Area Results

The following table sets forth our net sales and operating profit information by Business Segment and Geographic Area, dollars in millions.

	Year Ended December 31,		Percent Change
	2023	2022	2023 vs. 2022
Net Sales:
Plumbing Products	$4,842	$5,252	(8)%
Decorative Architectural Products	3,125	3,428	(9)%
Total	$7,967	$8,680	(8)%

North America	$6,384	$6,978	(9)%
International, particularly Europe	1,583	1,702	(7)%
Total	$7,967	$8,680	(8)%

	Year Ended December 31,		Percent Change
	2023	2022	2023 vs. 2022
Operating Profit (A):
Plumbing Products	$861	$819	5%
Decorative Architectural Products	578	565	2%
Total	$1,439	$1,384	4%

North America	$1,210	$1,116	8%
International, particularly Europe	229	268	(15)%
Total	1,439	1,384	4%
General corporate expense, net	(91)	(87)	5%
Total operating profit	$1,348	$1,297	4%

(A)Before general corporate expense, net; refer to Note P to the consolidated financial statements for additional information.

BUSINESS SEGMENT RESULTS DISCUSSION

Changes in operating profit in the following Business Segment and Geographic Area Results discussion exclude general corporate expense, net, and compares each respective period to the same period of the immediately preceding year.

Plumbing Products
Sales
Net sales in the Plumbing Products segment decreased eight percent in 2023. In local currencies (including sales in currencies outside their respective functional currencies), net sales decreased seven percent in 2023. Lower sales volume decreased sales by 11 percent and unfavorable sales mix decreased sales by one percent. These amounts were partially offset by higher net selling prices, which increased sales by four percent and the acquisition of Sauna360 which increased sales by one percent.
Operating Results
Operating profit in the Plumbing Products segment in 2023 was positively impacted by higher net selling prices, lower transportation and commodity costs, cost savings initiatives, and lower excess and obsolete inventory charges. These amounts were partially offset by lower sales volume, increased employee-related costs, unfavorable sales mix, unfavorable foreign currency translation and increased marketing costs.
Decorative Architectural Products
Sales
Net sales in the Decorative Architectural Products segment decreased nine percent in 2023, primarily due to lower sales volume, partially offset by higher net selling prices.
Operating Results
Operating profit in the Decorative Architectural Products segment in 2023 was positively impacted by higher net selling prices, cost savings initiatives, receipt of an insurance settlement payment, lower transportation costs, lower excess and obsolete inventory charges, and lower goodwill and other intangible assets impairment charges in our lighting business. These amounts were partially offset by lower sales volume, increased commodity costs and increased employee-related costs.

GEOGRAPHIC AREA RESULTS DISCUSSION

North America
Sales
North America net sales decreased nine percent in 2023. Lower sales volume decreased sales by 11 percent and unfavorable sales mix decreased sales by one percent. These amounts were partially offset by higher net selling prices, which increased sales by two percent.
Operating Results
North America operating profit in 2023 was positively impacted by higher net selling prices, cost savings initiatives, lower transportation costs, receipt of an insurance settlement payment, lower excess and obsolete inventory charges, and lower goodwill and other intangible assets impairment charges in our lighting business. These amounts were partially offset by lower sales volume, increased employee-related costs, unfavorable sales mix and increased marketing costs.
International, Particularly Europe
Sales
International net sales decreased seven percent in 2023. In local currencies (including sales in currencies outside their respective functional currencies), net sales decreased six percent. Lower sales volume decreased sales by 11 percent and unfavorable sales mix decreased sales by one percent. These amounts were partially offset by higher net selling prices which increased sales by five percent.

Operating Results
International operating profit in 2023 was negatively impacted by lower sales volume, unfavorable sales mix and unfavorable foreign currency translation. These amounts were partially offset by higher net selling prices and lower transportation and commodity costs.

Liquidity and Capital Resources

Overview of Capital Structure
Historically, we have largely funded our growth through cash provided by our operations, the issuance of notes in the financial markets, bank borrowings and, to a lesser extent, the issuance of our common stock, including issuances for certain mergers and acquisitions. Maintaining high levels of liquidity and focusing on cash generation are among our financial strategies. Our capital allocation strategy includes reinvesting in our business, maintaining an investment grade credit rating, maintaining a relevant dividend and deploying excess free cash flow to share repurchases or acquisitions.
We had cash and cash investments of approximately $634 million and $452 million at December 31, 2023 and 2022, respectively. Our cash and cash investments consist of overnight interest bearing money market demand accounts, time deposit accounts, and money market mutual funds containing government securities and treasury obligations. While we attempt to diversify these investments in a prudent manner to minimize risk, it is possible that future changes in the financial markets could affect the security or availability of these investments. Of the cash and cash investments we held at December 31, 2023 and 2022, $323 million and $321 million, respectively, was held in our foreign subsidiaries. If these funds were needed for our operations in the U.S., their repatriation into the U.S. would not result in significant additional U.S. income tax or foreign withholding tax, as we have recorded such taxes on substantially all undistributed foreign earnings, except for those that are legally restricted.
Our current ratio was 1.7 to 1 and 1.6 to 1 at December 31, 2023 and 2022, respectively. The increase in our current ratio is primarily due to the repayment of the 364-day term loan during 2023.
Our total debt as a percent of total capitalization was 97 percent and 109 percent at December 31, 2023 and 2022, respectively. Refer to Note K to the consolidated financial statements for additional information.
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
Capital Expenditures
We continue to invest in our manufacturing and distribution operations to increase our productivity, improve customer service and support product innovation. Capital expenditures for 2023 were $243 million, compared with $224 million for 2022. The increase in capital expenditures in 2023 was primarily due to capacity expansion plans in our Plumbing Products and Decorative Architectural Products segments. For 2024, capital expenditures, excluding any potential future acquisitions, are expected to be approximately $200 million. Depreciation and amortization expense for 2023 totaled $149 million, compared with $145 million for 2022. For 2024, depreciation and amortization expense, excluding any potential future acquisitions, is expected to be approximately $160 million. Amortization expense totaled $34 million in 2023, compared with $33 million in 2022.
Credit Agreement
On April 26, 2022, we entered into a revolving credit agreement (the “2022 Credit Agreement”) with an aggregate commitment of $1.0 billion and a maturity date of April 26, 2027.

Under the 2022 Credit Agreement, at our request and subject to certain conditions, we can increase the aggregate commitment up to an additional $500 million with the current lenders or new lenders. See Note K to the consolidated financial statements for additional information.
The 2022 Credit Agreement contains financial covenants requiring us to maintain (A) a net leverage ratio, as adjusted for certain items, not exceeding 4.0 to 1.0, and (B) an interest coverage ratio, as adjusted for certain items, not less than 2.5 to 1.0. We were in compliance with all covenants and no borrowings were outstanding under our 2022 Credit Agreement as of December 31, 2023.
Short-term Borrowings
On May 9, 2023, our Hansgrohe SE subsidiary entered into €70 million ($77 million) of short-term borrowings to support working capital needs. The loans contained no financial covenants and the entire balance was repaid as of December 31, 2023.
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
Share Repurchases
Effective October 20, 2022, our Board of Directors authorized the repurchase, for retirement, of up to $2.0 billion of shares of our common stock, exclusive of excise tax, in open-market transactions or otherwise. We repurchased and retired 6.2 million shares of our common stock in 2023 for approximately $356 million, inclusive of excise tax of $3 million. This included 0.2 million shares to offset the dilutive impact of restricted stock units granted in 2023. At December 31, 2023, we had $1.6 billion remaining under the 2022 authorization. Consistent with past practice and as part of our long-term capital allocation strategy, outside of any potential acquisitions, we anticipate using approximately $600 million of cash for share repurchases (including shares which will be purchased to offset any dilution from restricted stock units granted as part of our compensation programs) in 2024. Refer to Note N to the consolidated financial statements for additional information.
During 2022, we repurchased and retired 16.6 million shares of our common stock (including 0.6 million shares to offset the dilutive impact of restricted stock units granted during the year), for approximately $914 million.
Dividend to holders of our Common Shares
We paid a quarterly dividend of $0.285 per common share for an annual dividend of $1.14 per share.
As part of our capital allocation strategy, the Board of Directors declared a quarterly dividend of $0.29 per share in the first quarter of 2024 with the intention to increase the annual dividend 2 percent to $1.16 per share.

Other Liquidity and Capital Resource Activities
As part of our ongoing efforts to improve our cash flow and related liquidity, we work with suppliers to optimize our terms and conditions, including extending payment terms. We also facilitate a voluntary supply chain finance program (the "program") to provide certain of our suppliers with the opportunity to sell receivables due from us to participating financial institutions at the sole discretion of both the suppliers and the financial institutions. The amounts confirmed as valid under the program and included in accounts payable were $53 million and $50 million at December 31, 2023 and 2022, respectively. Of the amounts confirmed as valid under the program, the amounts owed to participating financial institutions were $28 million and $29 million at December 31, 2023 and 2022, respectively. All payments made under the program are recorded as a decrease in accounts payable and accrued liabilities, net, in our consolidated statements of cash flows. A downgrade in our credit rating or changes in the financial markets could limit the financial institutions’ willingness to commit funds to, and participate in, the program. We do not believe such risk would have a material impact on our working capital or cash flows, as substantially all of our payments are made outside of the program.
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

Cash Flows

Significant sources and (uses) of cash for the years ended December 31, 2023 and 2022 are summarized as follows, in millions:

	2023	2022
Net cash from operating activities	$1,413	$840
Purchase of Company common stock	(353)	(914)
Cash dividends paid	(257)	(258)
Dividends paid to noncontrolling interest	(49)	(68)
Proceeds from short-term borrowings	77	—
Payment of short-term borrowings	(77)	—
Proceeds from term loan	—	500
Payment of term loan	(200)	(300)
Proceeds from the exercise of stock options	38	1
Employee withholding taxes paid on stock-based compensation	(29)	(17)
Payment of debt	(5)	(10)
Capital expenditures	(243)	(224)
Acquisition of business, net of cash acquired	(136)	—
Effect of exchange rate changes on cash and cash investments	6	(18)
Other, net	(4)	(6)
Cash increase (decrease)	$182	$(474)
Our working capital days were as follows:

	At December 31,
	2023	2022
Receivable days	52	53
Inventory days	77	80
Accounts payable days	70	68
Working capital (receivables plus inventories, less accounts payable) as a percentage of net sales	16.0%	17.4%

Operating Activities
Net cash provided by operations was $1,413 million, primarily driven by operating profit and changes in working capital, mostly attributable to lower inventory.
Financing Activities
Net cash used for financing activities was $854 million, primarily due to $353 million for the repurchase and retirement of our common stock (including 0.2 million shares repurchased to offset the dilutive impact of restricted stock units granted in 2023), $257 million for the payment of cash dividends, $200 million for the repayment of the 364-day term loan, $49 million for dividends paid to noncontrolling interest and $29 million for employee withholding taxes paid on stock-based compensation. These uses of cash were partially offset by $38 million of proceeds from the exercise of stock options.
Investing Activities
Net cash used for investing activities was $383 million, primarily driven by $243 million of capital expenditures and $136 million for the acquisition of Sauna360.

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

Contractual Obligations

The following table provides payment obligations related to current contracts at December 31, 2023, in millions:

	Payments Due by Period
	2024	2025-2026	2027-2028	Beyond 2028	Other	Total
Debt (A)	$3	$5	$904	$2,042	$—	$2,954
Interest (A)	98	193	178	656	—	1,125
Operating leases	57	101	65	167	—	390
Currently payable income taxes	32	—	—	—	—	32
Purchase commitments (B)	327	81	4	—	—	412
Uncertain tax positions, including interest and penalties (C)	—	—	—	—	93	93
Total	$517	$379	$1,152	$2,866	$93	$5,006
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
Determining market values using a discounted cash flow method requires us to make significant estimates and assumptions, including long-term projections of cash flows, market conditions and appropriate discount rates. Our judgments are based upon historical experience, current market trends, consultations with external valuation specialists and other information. While we believe that the estimates and assumptions underlying the valuation methodology are reasonable, different estimates and assumptions could result in different outcomes. In estimating future cash flows, we rely on internally generated five-year forecasts for sales and operating profits, and, currently, a two percent to three percent long-term assumed annual growth rate of cash flows for periods after the five-year forecast. We generally develop these forecasts based upon, among other things, recent sales data for existing products, planned timing of new product launches, estimated repair and remodel activity and, to a lesser extent, estimated housing starts. Our assumptions included U.S. and Eurozone Gross Domestic Product both growing at approximately 1.0 percent in 2024, and 2.0 percent and 1.5 percent, respectively, per annum over the remainder of the five-year forecast.
We utilize our weighted average cost of capital of approximately 9.50 percent as the basis to determine the discount rate to apply to the estimated future cash flows. In 2023, based upon our assessment of the risks impacting each of our businesses, we applied a risk premium to increase the discount rate to a range of 11.50 percent to 13.50 percent for our reporting units.
If the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized to the extent that a reporting unit's recorded carrying value exceeds its fair value, not to exceed the carrying amount of goodwill in that reporting unit.
In the fourth quarter of 2023, we estimated that future discounted cash flows projected for all of our reporting units were greater than the carrying values. Accordingly, we did not recognize any impairment charges for goodwill. A 10 percent decrease in the estimated fair value of our reporting units would not have resulted in any goodwill impairment.
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
We utilize our weighted average cost of capital of approximately 9.50 percent as the basis to determine the discount rate to apply to the estimated future cash flows. In 2023, based upon our assessment of the risks impacting each of our businesses and the nature of the other indefinite-lived intangible assets (i.e., trade name), we applied a risk premium to increase the discount rate to a range of 12.25 percent to 14.50 percent for our other indefinite-lived intangible assets.
If the carrying amount of an other indefinite-lived intangible asset exceeds its fair value, an impairment loss is recognized to the extent that an other indefinite-lived intangible asset's recorded carrying value exceeds its fair value, not to exceed the carrying amount of the other indefinite-lived intangible asset.

In the fourth quarter of 2023, we recognized a $15 million non-cash impairment charge related to a registered trademark within our Decorative Architectural Products segment due to competitive market conditions and increased cost of capital in our lighting business. As of December 31, 2023, the impaired other indefinite-lived intangible asset had a remaining net carrying value of $28 million. A 10 percent decrease in the estimated fair value of our other indefinite-lived intangibles assets would have resulted in a $2 million impairment for another one of our other indefinite-lived intangible assets.
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
We have loss carryforwards in certain state jurisdictions resulting from perpetual losses for which deferred tax assets were not recognized as the likelihood of utilization was remote. Due to a legal restructuring of certain U.S. businesses that will occur in early 2024, it is more likely than not a significant portion of these loss carryforwards will be utilized. As a result, we recognized a $29 million state income tax benefit, net of federal expense, in the fourth quarter of 2023.
Refer to Note R for additional information.
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
At December 31, 2023, we performed sensitivity analyses to assess the potential loss in the fair values of market risk sensitive instruments resulting from a hypothetical change of 10 percent in foreign currency exchange rates, a 10 percent decline in the market value of our long-term investments, or a 100 basis point change in interest rates. Based upon the analyses performed, such changes would not be expected to materially affect our consolidated financial position, results of operations or cash flows.

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
We assessed the effectiveness of our internal control over financial reporting as of December 31, 2023 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control – Integrated Framework (2013). Based on this assessment, we have determined that our internal control over financial reporting was effective as of December 31, 2023.
PricewaterhouseCoopers LLP (PCAOB ID 238), an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2023, as stated in their report, which is presented herein. Their report expressed an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2023 and expressed an unqualified opinion on our 2023 consolidated financial statements. This report is included herein under the heading "Report of Independent Registered Public Accounting Firm."

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Masco Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Masco Corporation and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, of comprehensive income (loss), of shareholders' equity and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Goodwill Impairment Assessments

As described in Notes A and H to the consolidated financial statements, the Company’s consolidated goodwill balance was $604 million as of December 31, 2023. Management performs an annual impairment test of goodwill in the fourth quarter of each year, or as events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Management compares the fair value of the reporting units to the carrying value of the reporting units for goodwill impairment testing. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized to the extent that a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill in that reporting unit. Management determines fair value using a discounted cash flow method, which requires management to make significant estimates and assumptions related to forecasted sales and operating profits, long-term assumed annual growth rate, and the discount rate.

The principal considerations for our determination that performing procedures relating to the goodwill impairment assessments is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the reporting units and (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumption related to forecasted sales for certain reporting units.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessments, including controls over the valuation of the reporting units. These procedures also included, among others (i) testing management’s process for developing the fair value estimate of the reporting units; (ii) evaluating the appropriateness of the discounted cash flow method; (iii) testing the completeness and accuracy of underlying data used in the discounted cash flow method; and (iv) evaluating the reasonableness of the significant assumption used by management related to forecasted sales for certain reporting units. Evaluating management’s assumption related to forecasted sales for certain reporting units involved evaluating whether the assumption used was reasonable considering (i) the current and past performance of certain reporting units; (ii) the consistency with external market and industry data; and (iii) whether the assumption was consistent with evidence obtained in other areas of the audit.

/s/ PricewaterhouseCoopers LLP
Detroit, Michigan
February 8, 2024

We have served as the Company’s auditor since 1959.

Financial Statements and Supplementary Data
MASCO CORPORATION and Consolidated Subsidiaries
CONSOLIDATED BALANCE SHEETS

December 31, 2023 and 2022
(In Millions, Except Share Data)

	2023	2022
ASSETS
Current assets:
Cash and cash investments	$634	$452
Receivables	1,090	1,149
Inventories	1,022	1,236
Prepaid expenses and other	110	109
Total current assets	2,856	2,946
Property and equipment, net	1,121	975
Goodwill	604	537
Other intangible assets, net	377	350
Operating lease right-of-use assets	268	266
Other assets	139	113
Total assets	$5,363	$5,187

LIABILITIES
Current liabilities:
Accounts payable	$840	$877
Notes payable	3	205
Accrued liabilities	852	807
Total current liabilities	1,695	1,889
Long-term debt	2,945	2,946
Noncurrent operating lease liabilities	258	255
Other liabilities	349	339
Total liabilities	$5,247	$5,429

Commitments and contingencies (Note T)
Redeemable noncontrolling interest	18	20

EQUITY
Masco Corporation's shareholders' equity:
Common shares, par value $1 per share Authorized shares: 1,400,000,000; Issued and outstanding: 2023 – 220,600,000; 2022 – 225,300,000	221	225
Preferred shares authorized: 1,000,000; Issued and outstanding: 2023 and 2022 – None	—	—
Paid-in capital	—	16
Retained deficit	(596)	(947)
Accumulated other comprehensive income	249	226
Total Masco Corporation's shareholders' deficit	(126)	(480)
Noncontrolling interest	224	218
Total equity	98	(262)
Total liabilities and equity	$5,363	$5,187

See notes to consolidated financial statements.
Amounts may not add due to rounding.

MASCO CORPORATION and Consolidated Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2023, 2022 and 2021
(In Millions, Except Per Common Share Data)

	2023	2022	2021
Net sales	$7,967	$8,680	$8,375
Cost of sales	5,131	5,967	5,512
Gross profit	2,836	2,713	2,863
Selling, general and administrative expenses	1,473	1,390	1,413
Impairment charges for goodwill and other intangible assets	15	26	45
Operating profit	1,348	1,297	1,405
Other income (expense), net:
Interest expense	(106)	(108)	(278)
Other, net	(4)	4	(439)
	(110)	(104)	(717)
Income before income taxes	1,238	1,193	688
Income tax expense	278	288	210
Net income	960	905	478
Less: Net income attributable to noncontrolling interest	52	61	68
Net income attributable to Masco Corporation	$908	$844	$410

Income per common share attributable to Masco Corporation:
Basic:
Net income	$4.03	$3.65	$1.63
Diluted:
Net income	$4.02	$3.63	$1.62

See notes to consolidated financial statements.
Amounts may not add due to rounding.

MASCO CORPORATION and Consolidated Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Years Ended December 31, 2023, 2022 and 2021
(In Millions)

	2023	2022	2021
Net income	$960	$905	$478
Less: Net income attributable to noncontrolling interest	52	61	68
Net income attributable to Masco Corporation	$908	$844	$410
Other comprehensive income (loss), net of tax (Note O)
Cumulative translation adjustment	$35	$(60)	$(32)
Interest rate swaps	—	—	7
Pension and other post-retirement benefits	(8)	54	384
Other comprehensive income (loss), net of tax	27	(6)	359
Less: Other comprehensive income (loss) attributable to noncontrolling interest:
Cumulative translation adjustment	$5	$(9)	$(19)
Pension and other post-retirement benefits	(2)	9	4
	3	—	(15)
Other comprehensive income (loss) attributable to Masco Corporation	$24	$(6)	$374
Total comprehensive income	$987	$899	$837
Total comprehensive income attributable to noncontrolling interest	55	61	53
Total comprehensive income attributable to Masco Corporation	$932	$838	$784

See notes to consolidated financial statements.
Amounts may not add due to rounding.

MASCO CORPORATION and Consolidated Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2023, 2022 and 2021
(In Millions)

	2023	2022	2021
CASH FLOWS FROM (FOR) OPERATING ACTIVITIES:
Net income	$960	$905	$478
Depreciation and amortization	149	145	151
Fair value adjustment to contingent earnout obligation	—	(24)	16
Deferred income taxes	(32)	(15)	(68)
Employee withholding taxes paid on stock-based compensation	29	17	15
Loss (gain) on investments, net	—	5	(25)
Loss on disposition of businesses, net	—	1	18
Pension and other post-retirement benefits	(6)	(3)	312
Impairment of goodwill and other intangible assets	15	26	45
Stock-based compensation	31	49	61
Dividends paid-in-kind	—	—	(6)
Decrease (increase) in receivables	42	(15)	(64)
Decrease (increase) in inventories	233	(43)	(350)
(Decrease) increase in accounts payable and accrued liabilities, net	(34)	(225)	190
Debt extinguishment costs	—	—	160
Other, net	27	17	(3)
Net cash from operating activities	1,413	840	930

CASH FLOWS FROM (FOR) FINANCING ACTIVITIES:
Retirement of notes	—	—	(1,326)
Purchase of Company common stock	(353)	(914)	(1,026)
Cash dividends paid	(257)	(258)	(211)
Dividends paid to noncontrolling interest	(49)	(68)	(43)
Issuance of notes, net of issuance costs	—	—	1,481
Proceeds from short-term borrowings	77	—	—
Payment of short-term borrowings	(77)	—	—
Proceeds from term loan	—	500	—
Payment of term loan	(200)	(300)	—
Debt extinguishment costs	—	—	(160)
Proceeds from the exercise of stock options	38	1	5
Employee withholding taxes paid on stock-based compensation	(29)	(17)	(15)
Payment of debt	(5)	(10)	(3)
Net cash for financing activities	(854)	(1,066)	(1,298)

CASH FLOWS FROM (FOR) INVESTING ACTIVITIES:
Capital expenditures	(243)	(224)	(128)
Acquisition of businesses, net of cash acquired	(136)	—	(57)
Proceeds from disposition of:
Businesses, net of cash disposed	—	—	5
Financial investments	2	1	171
Other, net	(6)	(7)	(3)
Net cash for investing activities	(383)	(230)	(12)

Effect of exchange rate changes on cash and cash investments	6	(18)	(20)

CASH AND CASH INVESTMENTS:
Increase (decrease) for the year	182	(474)	(400)
At January 1	452	926	1,326
At December 31	$634	$452	$926

See notes to consolidated financial statements.
Amounts may not add due to rounding.

MASCO CORPORATION and Consolidated Subsidiaries
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
For the Years Ended December 31, 2023, 2022 and 2021
(In Millions, Except Per Common Share Data)

	Total	Common Shares ($1 par value)	Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interest
Balance, January 1, 2021	$421	$258	$—	$79	$(142)	$226
Total comprehensive income	836	—	—	410	374	52
Shares issued	3	1	2	—	—	—
Shares retired:
Repurchased	(1,026)	(18)	(57)	(951)	—	—
Surrendered (non-cash)	(13)	—	—	(13)	—	—
Cash dividends declared	(175)	—	—	(175)	—	—
Dividends declared to noncontrolling interest	(43)	—	—	—	—	(43)
Redeemable noncontrolling interest - redemption adjustment	(2)	—	—	(2)	—	—
Stock-based compensation	55	—	55	—	—	—
Balance, December 31, 2021	$56	$241	$—	$(652)	$232	$235
Total comprehensive income (loss)	900	—	—	844	(6)	62
Shares issued	1	1	—	—	—	—
Shares retired:
Repurchased	(914)	(17)	(32)	(865)	—	—
Surrendered (non-cash)	(17)	—	—	(17)	—	—
Cash dividends declared	(259)	—	—	(259)	—	—
Dividends declared to noncontrolling interest	(79)	—	—	—	—	(79)
Redeemable noncontrolling interest - redemption adjustment	2	—	—	2	—	—
Stock-based compensation	48	—	48	—	—	—
Balance, December 31, 2022	$(262)	$225	$16	$(947)	$226	$218
Total comprehensive income	987	—	—	908	24	55
Shares issued	27	2	25	—	—	—
Shares retired:
Repurchased	(356)	(6)	(67)	(282)	—	—
Surrendered (non-cash)	(17)	—	—	(17)	—	—
Cash dividends declared	(257)	—	—	(257)	—	—
Dividends declared to noncontrolling interest	(49)	—	—	—	—	(49)
Stock-based compensation	26	—	26	—	—	—
Balance, December 31, 2023	$98	$221	$—	$(596)	$249	$224
See notes to consolidated financial statements.
Amounts may not add due to rounding.

MASCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A. ACCOUNTING POLICIES

Basis of Presentation. The accompanying consolidated financial statements and footnotes have been prepared in accordance with accounting principles generally accepted ("GAAP") in the United States of America. Within the financial statements and tables presented, certain columns and rows may not add due to the use of rounded numbers for disclosure purposes.
Principles of Consolidation.    The consolidated financial statements include the accounts of Masco Corporation and all majority-owned subsidiaries. All significant intercompany transactions have been eliminated. We consolidate the assets, liabilities and results of operations of variable interest entities for which we are the primary beneficiary.
Use of Estimates and Assumptions in the Preparation of Financial Statements.    The preparation of financial statements in conformity with GAAP requires us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from these estimates and assumptions.
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

MASCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
A. ACCOUNTING POLICIES (Continued)

Receivables.    We do business with home center retailers, wholesalers and a number of other customers. We monitor our exposure for credit losses on customer receivable balances and other financial investments measured at amortized cost and the credit worthiness of customers on an on-going basis, including requiring the completion of credit applications and performing periodic reviews of our open accounts receivable. We record allowances for credit losses for estimated losses resulting from the inability of our customers to fulfill their required payment obligation to us. Allowances are estimated based upon specific customer balances, where a risk of loss has been identified, and also include a provision for losses based upon historical collection experience and write-off activity as well as reasonable and supportable forecast information that considers macro-economic factors and industry-specific trends associated with our businesses, among others. A separate allowance is recorded for customer incentive rebates and is generally based upon sales activity. Receivables are presented net of certain allowances (including allowances for credit losses) of $59 million and $53 million at December 31, 2023 and 2022, respectively. Our receivables balances are generally due in less than one year.
Property and Equipment.    Property and equipment, including significant improvements to existing facilities, are recorded at cost. Upon retirement or disposal, the cost and accumulated depreciation are removed from the accounts and any gain or loss is included in the consolidated statements of operations. Maintenance and repair costs are charged against earnings as incurred.
At the asset group level, we review our property and equipment as events occur or circumstances change that would more likely than not reduce the fair value of the property and equipment below its carrying amount. If the carrying amount of property and equipment is not recoverable from its undiscounted cash flows, then we would recognize an impairment loss for the difference between the carrying amount and the current fair value. Further, we evaluate the remaining useful lives of property and equipment at each reporting period to determine whether events and circumstances warrant a revision to the remaining depreciation periods.
Depreciation.    Depreciation expense is computed principally using the straight-line method over the estimated useful lives of the assets. The estimated useful lives of depreciable assets are as follows: buildings and land improvements, 20 to 40 years, computer hardware and software, three to six years, and machinery and equipment, three to 25 years. Depreciation expense was $115 million in 2023, $112 million in 2022 and $111 million in 2021.
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
Goodwill and Other Intangible Assets.    We perform our annual impairment testing of goodwill in the fourth quarter of each year, or as events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We have defined our reporting units and completed the impairment testing of goodwill at the operating segment level. Our operating segments are reporting units that engage in business activities, for which discrete financial information, including five-year forecasts, is available. We compare the fair value of the reporting units to the carrying value of the reporting units for goodwill impairment testing. Fair value is determined using a discounted cash flow method, which includes significant unobservable inputs (Level 3 inputs), and requires us to make significant estimates and assumptions, including long-term projections of cash flows, market conditions and appropriate discount rates. Our judgments are based upon historical experience, current market trends, consultations with external valuation specialists and other information. In estimating future cash flows, we rely on internally generated five-year forecasts for sales and operating profits, and, currently, a two percent to three percent long-term assumed annual growth rate of cash flows for periods after the five-year forecast. For 2023, we utilized a weighted average cost of capital of approximately 9.50 percent as the basis to determine the discount rate to apply to the estimated future cash flows. Based upon our assessment of the risks impacting each of our businesses, we applied a risk premium to increase the discount rate to a range of 11.50 percent to 13.50 percent for our reporting units. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized to the extent that a reporting unit's carrying value exceeds its fair value, not to exceed the carrying amount of goodwill in that reporting unit.
We review our other indefinite-lived intangible assets for impairment annually in the fourth quarter, or as events occur or circumstances change that indicate the assets may be impaired without regard to the business unit. Potential impairment is identified by comparing the fair value of an other indefinite-lived intangible asset to its carrying value. We utilize a relief-from-royalty model to estimate the fair value of other indefinite-lived intangible assets. We consider the implications of both external (e.g., market growth, competition and local economic conditions) and internal (e.g., product sales and expected product growth) factors and their potential impact on cash flows related to the intangible asset in both the near- and long-term. We also consider the profitability of the business, among other factors, to determine the royalty rate for use in the impairment assessment. We utilize our weighted average cost of capital of approximately 9.50 percent as the basis to determine the discount rate to apply to the estimated future cash flows. In 2023, based upon our assessment of the risks impacting each of our businesses and the nature of the other indefinite-lived intangible asset (i.e., trade name), we applied a risk premium to increase the discount rate to a range of 12.25 percent to 14.50 percent for our other indefinite-lived intangible assets.
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
Warranty.    We offer limited warranties on certain products with warranty periods that can last up to the lifetime of the product to the original purchaser. At the time of sale, we accrue a warranty liability for the estimated future cost to provide products, parts or services to repair or replace products, or refunds to satisfy our warranty obligations. Our estimate of future costs to service our warranty obligations is based upon the information available and includes a number of factors, such as the warranty coverage, the warranty period, historical experience specific to the nature, frequency and average cost to service the claim, along with industry and demographic trends.
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
A significant portion of our business is at the consumer retail level through home center retailers and other major retailers. A consumer may return a product to a retailer that is a warranty return. However, certain retailers do not distinguish between warranty and other types of returns when they claim a return deduction from us. Our revenue recognition policy takes into account this type of return when recognizing revenue, and an estimate of these amounts is recorded as a deduction to net sales at the time of sale.

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
Stock-Based Compensation.    We issue stock-based incentives in various forms to our employees and non-employee Directors. Outstanding stock-based incentives were in the form of restricted stock units ("RSUs"), performance restricted stock units ("PRSUs"), stock options, long-term stock awards, phantom stock awards, and stock appreciation rights ("SARs").
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
We initially measure compensation expense for phantom stock awards at the market price of our common stock at the grant date. Phantom stock awards are linked to the value of our common stock on the date of grant and are settled in cash upon vesting. We account for phantom stock awards as liability-based awards; the liability is remeasured and adjusted at the end of each reporting period until the awards are fully-vested and paid to the employees. We measure compensation expense for SARs using a Black-Scholes option pricing model; such expense is recognized ratably over the vesting period. SARs are linked to the value of our common stock on the date of grant and are settled in cash upon exercise. We account for SARs using the fair value method, which requires outstanding SARs to be classified as liability-based awards. The liability is remeasured and adjusted at the end of each reporting period until the SARs are exercised and payment is made to the employees or the SARs expire.
In December 2019, our Compensation and Talent Committee of the Board of Directors (the "Compensation Committee") amended the terms of equity awards under our 2014 Long Term Stock Incentive Plan to provide that newly issued RSUs, stock options, phantom stock awards and SARs vest over a three-year period and redefined retirement-eligibility as age 65 or age 55 with at least 10 years of continuous service. As such, compensation expense for equity awards granted in 2020 and thereafter is recognized ratably over the shorter of the vesting period, typically three years, or the length of time until the grantee becomes retirement eligible. For grants prior to 2020, expense was recognized ratably over the shorter of the vesting period of the long-term stock awards, stock options and phantom stock awards, typically five years, or the length of time until the grantee became retirement-eligible, generally at age 65. Expense for PRSUs is recognized ratably over the three-year vesting period of the units.
Refer to Note L for additional information on stock-based compensation.
Noncontrolling Interest.    We owned 68 percent of Hansgrohe SE at both December 31, 2023 and 2022. The aggregate noncontrolling interest, net of dividends, at December 31, 2023 and 2022 has been recorded as a component of equity on our consolidated balance sheets.
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
Recently Issued Accounting Pronouncements.  In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which requires additional income tax disclosures, particularly regarding the effective tax rate reconciliation and income taxes paid. ASU 2023-09 is effective on a prospective basis for annual periods beginning January 1, 2025, with early adoption permitted. The adoption of this guidance will modify our disclosures, but will not have an impact on our financial position and results of operations.

In November 2023, the FASB issued ASU 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which requires additional disclosures regarding an entity's reportable segments, particularly regarding significant segment expenses, as well as information relating to the chief operating decision maker. ASU 2023-07 is effective on a retrospective basis for annual periods beginning January 1, 2024, and interim periods within those annual periods beginning January 1, 2025, with early adoption permitted. The adoption of this guidance will modify our disclosures, but will not have an impact on our financial position and results of operations.

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

B. ACQUISITIONS

In the third quarter of 2023, we acquired all of the share capital of Sauna360 Group Oy (“Sauna360”) for approximately €124 million ($136 million), net of cash acquired. Sauna360 has a portfolio of products that includes traditional, infrared, and wood-burning saunas as well as steam showers. The business is included within the Plumbing Products segment. In connection with this acquisition, we recognized $22 million of indefinite-lived intangible assets, which is related to trademarks, and $45 million of definite-lived intangible assets, primarily related to customer relationships. The definite-lived intangible assets are being amortized on a straight-line basis over a weighted average amortization period of 16 years. We also recognized $60 million of goodwill, which is not tax deductible, and is related primarily to the expected synergies from combining the operations into our business. During the fourth quarter of 2023, we updated the allocation of the purchase price to certain identifiable assets and liabilities based on analysis of information as of the acquisition date that has been made available through December 31, 2023, which resulted in a $1 million decrease to goodwill. The purchase price allocation for this acquisition is based on analysis of information as of the acquisition date that was available through December 31, 2023, and will be updated through the measurement period, if necessary.
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
In the first quarter of 2021, our Hansgrohe SE subsidiary acquired a 75.1 percent equity interest in Easy Sanitary Solutions B.V. ("ESS"), for approximately €47 million ($58 million), including $52 million of cash and $6 million of debt that was paid out over two years less any pending or settled indemnity matters. The cash payment was made to a third-party notary on December 29, 2020 for the acquisition of this equity interest in advance of the transaction closing on January 4, 2021. ESS is a manufacturer of shower channel drains that offers a wide range of products for barrier-free showering and bathroom wall niches. This business is included in our Plumbing Products segment. In connection with this acquisition, we recognized $32 million of definite-lived intangible assets, primarily related to customer relationships. The definite-lived intangible assets are being amortized on a straight-line basis over a weighted average amortization period of 10 years. We also recognized $35 million of goodwill, which is not tax deductible, and is related primarily to the expected synergies from combining the operations into our business. Working capital and other adjustments were finalized with the seller in the fourth quarter of 2021, resulting in no significant changes.

MASCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
B. ACQUISITIONS (Concluded)
The remaining 24.9 percent equity interest in ESS was subject to a call and put option that was exercisable by Hansgrohe SE or the sellers, respectively, any time after December 31, 2023. The redemption value of the call and put option was the same and based on a floating EBITDA value. The call and put options were determined to be embedded within the redeemable noncontrolling interest and were recorded as temporary equity in the consolidated balance sheets. We elected to adjust the redeemable noncontrolling interest to its full redemption amount directly into retained deficit. On January 4, 2024, the sellers exercised their put option to sell the remaining 24.9 percent equity interest in ESS for €12 million ($14 million). This amount is based on information as of the date of this report and will be updated upon completion of the sale, if necessary.

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

D. REVENUE

Our revenues are derived from sales to customers in North America and Internationally, particularly Europe. Net sales from these geographic areas, by segment, were as follows, in millions:

	Year Ended December 31, 2023
	Plumbing Products	Decorative Architectural Products	Total
Primary geographic areas:
North America	$3,259	$3,125	$6,384
International, particularly Europe	1,583	—	1,583
Total	$4,842	$3,125	$7,967

	Year Ended December 31, 2022
	Plumbing Products	Decorative Architectural Products	Total
Primary geographic areas:
North America	$3,550	$3,428	$6,978
International, particularly Europe	1,702	—	1,702
Total	$5,252	$3,428	$8,680

	Year Ended December 31, 2021
	Plumbing Products	Decorative Architectural Products	Total
Primary geographic areas:
North America	$3,384	$3,240	$6,624
International, particularly Europe	1,751	—	1,751
Total	$5,135	$3,240	$8,375

MASCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
D. REVENUE (Concluded)

We recognized increases to revenue of $12 million, $20 million, and $9 million in 2023, 2022, and 2021, respectively, for variable consideration related to performance obligations settled in previous periods.
We record contract assets for items for which we have satisfied our performance obligation but our receipt of payment is contingent upon delivery or other circumstances other than the passage of time. Our contract assets are recorded in prepaid expenses and other in our consolidated balance sheets. Our contract assets generally become unconditional and are reclassified to receivables in the quarter subsequent to each balance sheet date. Our contract asset balance was $3 million and $1 million at December 31, 2023 and 2022, respectively.
We record contract liabilities primarily for deferred revenue. Our contract liabilities are recorded in accrued liabilities in our consolidated balance sheets. Our contract liabilities are generally recognized to net sales in the immediately subsequent reporting period. Our contract liability balance was $45 million and $61 million at December 31, 2023 and 2022, respectively.
Changes in the allowance for credit losses deducted from accounts receivable were as follows, in millions:

	Year Ended December 31,
	2023	2022
Balance at January 1	$8	$6
Provision for expected credit losses during the period	7	5
Write-offs charged against the allowance	(6)	(4)
Recoveries of amounts previously written off	1	1
Balance at December 31	$11	$8

E. INVENTORIES

The components of inventory were as follows, in millions:

	At December 31,
	2023	2022
Finished goods	$630	$715
Raw materials	298	408
Work in process	94	113
Total	$1,022	$1,236
Inventories, which include purchased parts, materials, direct labor and applied overhead, are stated at the lower of cost or net realizable value, with cost determined primarily by use of the first-in, first-out method, and to a lesser extent the average cost method.

MASCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
F. LEASES

We have operating and finance leases primarily for corporate offices, manufacturing facilities, warehouses, vehicles, and equipment. Our leases have remaining lease terms up to 19 years, some of which may include one or more renewal options with terms to extend the lease for up to an additional 15 years, and some of which may include options to terminate the leases prior to their expiration.
The components of lease cost included in net income were as follows, in millions:

	Year Ended December 31,
	2023	2022	2021
Operating lease cost	$61	$56	$48
Short-term lease cost	10	10	8
Variable lease cost	7	5	4
Finance lease cost:
Amortization of right-of-use assets	3	3	3
Interest on lease liabilities	1	1	1

Supplemental cash flow information related to leases was as follows, in millions:

	Year Ended December 31,
	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$50	$47	$47
Operating cash flows for finance leases	1	1	1
Financing cash flows for finance leases	3	2	2

ROU assets obtained in exchange for new lease obligations:
Operating leases (A)	41	126	67
Finance leases	—	—	—
______________________________
(A)Includes $6 million and $2 million of ROU assets obtained in exchange for new lease obligations related to the acquisitions of Sauna360 in 2023 and ESS and Steamist in 2021, respectively.

Certain other information related to leases was as follows:

	At December 31
	2023	2022	2021
Weighted-average remaining lease term:
Operating leases	10 years	10 years	9 years
Finance leases	8 years	9 years	9 years

Weighted-average discount rate:
Operating leases	5.2%	4.8%	4.0%
Finance leases	3.3%	3.3%	3.3%

MASCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
F. LEASES (Concluded)

Supplemental balance sheet information related to leases was as follows, in millions:

	At December 31
	2023		2022
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Property and equipment, net	$—	$19	$—	$21
Notes payable	—	3	—	3
Accrued liabilities	44	—	39	—
Long-term debt	—	17	—	20
Gross ROU assets under finance leases recorded within property and equipment, net was $41 million at both December 31, 2023 and 2022, and accumulated amortization associated with these leases was $23 million and $20 million, at December 31, 2023 and 2022, respectively.
At December 31, 2023, future maturities of lease liabilities were as follows, in millions:

	Operating Leases	Finance Leases
Year ending December 31,
2024	$57	$3
2025	53	3
2026	48	2
2027	36	2
2028	29	2
Thereafter	167	9
Total lease payments	390	23
Less: imputed interest	(88)	(3)
Total	$302	$20

G. PROPERTY AND EQUIPMENT

The components of property and equipment, net were as follows, in millions:

	At December 31,
	2023	2022
Land and improvements	$96	$67
Buildings	632	579
Computer hardware and software	281	265
Machinery and equipment	1,385	1,255
	2,393	2,166
Less: Accumulated depreciation	(1,272)	(1,191)
Total	$1,121	$975

MASCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
H. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill at December 31, 2023, by segment, was as follows, in millions:

	Gross Goodwill At December 31, 2023	Accumulated Impairment Losses	Net Goodwill At December 31, 2023
Plumbing Products	$677	$(301)	$377
Decorative Architectural Products	366	(139)	227
Total	$1,043	$(440)	$604
The changes in the carrying amount of goodwill for years ended December 31, 2023 and 2022, by segment, were as follows, in millions:

	Gross Goodwill At December 31, 2022	Accumulated Impairment Losses	Net Goodwill At December 31, 2022	Acquisitions (A)	Pre-tax Impairment Charge	Foreign Currency Translation	Net Goodwill At December 31, 2023
Plumbing Products	$611	$(301)	$310	$59	$—	$7	$377
Decorative Architectural Products	366	(139)	227	—	—	—	227
Total	$977	$(440)	$537	$59	$—	$7	$604

	Gross Goodwill At December 31, 2021	Accumulated Impairment Losses	Net Goodwill At December 31, 2021	Acquisitions	Pre-tax Impairment Charge	Foreign Currency Translation	Net Goodwill At December 31, 2022
Plumbing Products	$623	$(301)	$322	$—	$—	$(12)	$310
Decorative Architectural Products	366	(120)	246	—	(19)	—	227
Total	$989	$(421)	$568	$—	$(19)	$(12)	$537

(A)    In the third quarter of 2023, we acquired Sauna360. Refer to Note B for additional information.

Other indefinite-lived intangible assets were $108 million and $102 million at December 31, 2023 and 2022, respectively, and principally included registered trademarks.
We completed our annual impairment testing of goodwill and other indefinite-lived intangible assets in the fourth quarters of 2023, 2022 and 2021. We recognized a $15 million non-cash impairment charge within our Decorative Architectural Products segment to other indefinite-lived intangible assets in the fourth quarter of 2023 due to competitive market conditions and increased cost of capital in our lighting business. We recognized a $19 million and $7 million non-cash impairment charge within our Decorative Architectural Products segment to goodwill and other indefinite-lived intangible assets, respectively, in the fourth quarter of 2022 due to competitive market conditions, higher inflationary costs and increased cost of capital in our lighting business. We recognized a $45 million non-cash goodwill impairment charge within our Decorative Architectural Products segment in the fourth quarter of 2021 due to competitive market conditions and higher inflationary costs in our lighting business. There was no impairment of goodwill for any of our reporting units or of our other indefinite-lived intangible assets in any of these years, other than as disclosed above.
The carrying value of our definite-lived intangible assets was $269 million (net of accumulated amortization of $120 million) at December 31, 2023 and $248 million (net of accumulated amortization of $94 million) at December 31, 2022 and principally included customer relationships with a weighted average amortization period of 16 years in 2023 and 15 years in 2022. Amortization expense related to the definite-lived intangible assets was $31 million, $29 million and $31 million in 2023, 2022 and 2021, respectively.

MASCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
H. GOODWILL AND OTHER INTANGIBLE ASSETS (Concluded)

At December 31, 2023, amortization expense related to the definite-lived intangible assets during each of the next five years will be as follows: 2024 – $31 million; 2025 – $26 million; 2026 – $25 million; 2027 – $24 million and 2028 – $21 million.
The increase in our indefinite-lived and definite-lived intangible assets is primarily a result of our acquisition of Sauna360.

I. SUPPLIER FINANCE PROGRAM

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
All outstanding payments owed under the program are recorded within accounts payable in our consolidated balance sheets. The amounts confirmed as valid under the program and included in accounts payable were $53 million and $50 million at December 31, 2023 and 2022, respectively. Of the amounts confirmed as valid under the program, the amounts owed to participating financial institutions were $28 million and $29 million at December 31, 2023 and 2022, respectively. All payments made under the program are recorded as a decrease in accounts payable and accrued liabilities, net, in our consolidated statements of cash flows.

J. ACCRUED LIABILITIES

The components of accrued liabilities were as follows, in millions:

	At December 31,
	2023	2022
Advertising and sales promotion	$274	$295
Salaries, wages and commissions	189	136
Employee retirement plans	66	41
Deferred revenue	45	61
Operating lease liabilities (Note F)	44	39
Warranty (Note T)	42	34
Income taxes payable	32	48
Product returns	30	25
Interest	29	30
Property, payroll and other taxes	22	16
Insurance reserves	20	20
Other	62	62
Total	$852	$807

MASCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

K. DEBT

The carrying value of outstanding debt was as follows, in millions:

	At December 31,
	2023	2022
Notes and debentures:
3.500%, due November 15, 2027	$300	$300
1.500%, due February 15, 2028	599	599
7.750%, due August 1, 2029	235	235
2.000%, due October 1, 2030	300	300
2.000%, due February 15, 2031	597	596
6.500%, due August 15, 2032	200	200
4.500%, due May 15, 2047	416	416
3.125%, due February 15, 2051	300	300
364-day term loan, due April 26, 2023	—	200
Other	20	25
Prepaid debt issuance costs	(18)	(20)
	2,948	3,151
Less: Current portion	3	205
Total long-term debt	$2,945	$2,946
All of the notes and debentures above are senior indebtedness and, other than the 7.75% Notes due 2029, are redeemable at our option.
At December 31, 2023, the debt maturities during each of the next five years were as follows: 2024 – $3 million; 2025 – $3 million; 2026 – $2 million; 2027 – $302 million and 2028 – $602 million.
On April 26, 2022, we entered into a revolving credit agreement (the “2022 Credit Agreement”) with an aggregate commitment of $1.0 billion and a maturity date of April 26, 2027. Under the 2022 Credit Agreement, at our request and subject to certain conditions, we can increase the aggregate commitment up to an additional $500 million with the current lenders or new lenders.
The 2022 Credit Agreement provides for an unsecured revolving credit facility available to us and one of our foreign subsidiaries in U.S. dollars, European euros, British pounds sterling, Canadian dollars and certain other currencies for revolving credit loans, swingline loans and letters of credit. Borrowings under the revolving credit loans denominated in any agreed upon currency other than U.S. dollars are limited to the equivalent of $500 million. We can also borrow swingline loans up to $125 million and obtain letters of credit of up to $25 million. Outstanding letters of credit under the 2022 Credit Agreement reduce our borrowing capacity and we had no outstanding letters of credit under the 2022 Credit Agreement at December 31, 2023.

MASCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

K. DEBT (Continued)

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
In order for us to borrow under the 2022 Credit Agreement, there must not be any default in our covenants in the 2022 Credit Agreement (i.e., in addition to the two financial covenants described above, principally limitations on subsidiary debt, negative pledge restrictions, and requirements relating to legal compliance, maintenance of our properties and insurance) and our representations and warranties in the 2022 Credit Agreement must be true in all material respects on the date of borrowing (i.e., principally no material adverse change or litigation likely to result in a material adverse change, since December 31, 2021, no material ERISA or environmental non-compliance, and no material tax deficiency). We were in compliance with all covenants and no borrowings were outstanding at December 31, 2023.
On May 9, 2023, our Hansgrohe SE subsidiary entered into €70 million ($77 million) of short-term borrowings to support working capital needs. The loans contained no financial covenants and the entire balance was repaid as of December 31, 2023.
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
Interest paid was $107 million in both 2023 and 2022 and $114 million in 2021. The 2021 amount excludes $160 million of debt extinguishment costs related to the early retirement of debt, which was recorded as interest expense and paid in 2021.

MASCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

K. DEBT (Concluded)

Fair Value of Debt. The fair value of our short-term and long-term fixed-rate debt instruments is based principally upon modeled market prices for the same or similar issues, which are Level 1 inputs. The term loan had an interest rate that reset monthly and the fair value of the instrument approximated the carrying value at December 31, 2022. The aggregate estimated market value of our short-term and long-term debt at December 31, 2023 was approximately $2.6 billion, compared with the aggregate carrying value of $3.0 billion. The aggregate estimated market value of our short-term and long-term debt at December 31, 2022 was approximately $2.7 billion, compared with the aggregate carrying value of $3.2 billion.

L. STOCK-BASED COMPENSATION

Our 2014 Long Term Stock Incentive Plan (the "2014 Plan") provides for the issuance of stock-based incentives in various forms to our employees and non-employee Directors. At December 31, 2023, outstanding stock-based incentives were in the form of restricted stock units, performance restricted stock units, stock options, long-term stock awards, phantom stock awards and stock appreciation rights ("SARs").
Pre-tax compensation expense included in income before income taxes for these stock-based incentives was as follows, in millions:

	Year Ended December 31,
	2023	2022	2021
Restricted stock units	$15	$32	$28
Performance restricted stock units	3	3	10
Stock options	5	7	7
Long-term stock awards	3	6	10
Phantom stock awards and stock appreciation rights	5	1	6
Total	$31	$49	$61
At December 31, 2023, 11.3 million shares of our common stock were available under the 2014 Plan for the granting of restricted stock units, performance restricted stock units, stock options and long-term stock awards.
Restricted Stock Units. Restricted stock units are granted to our key employees and non-employee Directors. These grants did not cause net share dilution due to our practice of repurchasing and retiring an equal number of shares in the open market.
Our restricted stock unit activity was as follows, units in thousands:

	Year Ended December 31,
	2023		2022		2021
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Unvested restricted stock units at January 1	1,154	$57	934	$54	435	$47
Granted	205	56	621	59	670	57
Vested	(532)	55	(351)	53	(142)	47
Forfeited	(32)	58	(50)	54	(29)	54
Unvested restricted stock units at December 31	796	$57	1,154	$57	934	$54

MASCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
L. STOCK-BASED COMPENSATION (Continued)

At December 31, 2023, 2022, and 2021 there was $11 million, $17 million, and $15 million, respectively, of unrecognized compensation expense related to unvested restricted stock units; such units had a weighted average remaining vesting period of two years at December 31, 2023, 2022, and 2021.
The total market value (at the vesting date) of restricted stock units which vested was $28 million, $20 million and $8 million during 2023, 2022 and 2021 respectively.
Performance Restricted Stock Units. Under our Long Term Incentive Program, we grant performance restricted stock units to certain senior executives. These performance restricted stock units will vest and share awards will be issued at no cost to the employees, subject to our achievement over a three-year period of specified return on invested capital performance goals, an earning per share metric, and, beginning with the 2023 grant, a relative total shareholder return metric that have been established by our Compensation Committee for the performance period. To receive the award, the recipient must be employed through the share award date. Performance restricted stock units are granted at a target number; based on our performance, the number of performance restricted stock units that vest can be adjusted downward to zero and upward to a maximum of 200 percent of the target number.
During 2023, we granted approximately 99,000 performance restricted stock units with a grant date fair value of approximately $52 per share, approximately 253,000 performance restricted stock units were issued and no performance restricted stock units were forfeited. At December 31, 2023, there were approximately 59,000 shares vested but unissued. During 2022, we granted approximately 92,000 performance restricted stock units with a grant date fair value of approximately $55 per share, approximately 168,000 performance restricted stock units were issued and no performance restricted stock units were forfeited. At December 31, 2022, there were approximately 255,000 shares vested but unissued. During 2021, we granted approximately 85,000 performance restricted stock units with a grant date fair value of approximately $53 per share, approximately 105,000 performance restricted stock units were issued and no performance restricted stock units were forfeited. At December 31, 2021, there were approximately 186,000 shares vested but unissued.
Stock Options.    Stock options are granted to certain key employees. The exercise price equals the market price of our common stock at the grant date and the stock options expire no later than 10 years after the grant date.
Our stock option activity was as follows, shares in thousands:

	Year Ended December 31,
	2023		2022		2021
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding stock options at January 1	2,988	$39	2,692	$37	2,488	$33
Granted	228	57	338	59	332	56
Exercised	(940)	29	(32)	34	(128)	25
Forfeited	(22)	36	(10)	37	—	11
Outstanding stock options at December 31	2,254	$45	2,988	$39	2,692	$37
The aggregate intrinsic value is calculated using our stock price at each respective date, less the exercise price (grant date price) multiplied by the number of shares. The aggregate intrinsic value for options exercised during 2023, 2022 and 2021 was $26 million, $1 million and $5 million, respectively. The weighted-average remaining term for options outstanding at December 31, 2023, 2022 and 2021 was six years, five years and six years, respectively.

MASCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
L. STOCK-BASED COMPENSATION (Continued)

The following table summarizes information for stock options vested and expected to vest and exercisable (vested) stock options, shares in thousands:

	Year Ended December 31,
	2023				2022				2021
	Vested and Expected to Vest Stock Options		Exercisable (Vested) Stock Options		Vested and Expected to Vest Stock Options		Exercisable (Vested) Stock Options		Vested and Expected to Vest Stock Options		Exercisable (Vested) Stock Options
Number of shares	2,248		1,621		2,966		2,051		2,617		1,606
Weighted average exercise price	$45		$42		$39		$34		$36		$31
Aggregate intrinsic value	$48	million	$41	million	$30	million	$28	million	$89	million	$63	million
Weighted-average remaining term	6 years		5 years		5 years		4 years		6 years		5 years

At December 31, 2023, 2022 and 2021, there was $1 million, $1 million and $4 million, respectively, of unrecognized compensation expense (using the Black-Scholes option pricing model at the grant date) related to unvested stock options; such options had a weighted average remaining vesting period of two years, one year and two years at December 31, 2023, 2022 and 2021, respectively.
The weighted average grant date fair value of option shares granted and the assumptions used to estimate those values using a Black-Scholes option pricing model were as follows:

	Year Ended December 31,
	2023	2022	2021
Weighted average grant date fair value	$16.91	$14.66	$13.61
Risk-free interest rate	3.95%	1.90%	0.75%
Dividend yield	2.02%	1.89%	1.67%
Volatility factor	31.00%	29.00%	30.00%
Expected option life	6 years	6 years	6 years

The following table summarizes information for stock option shares outstanding and exercisable, shares in thousands:

At December 31, 2023,
Option Shares Outstanding				Option Shares Exercisable
Range of Prices	Number of Shares	Weighted Average Remaining Option Term	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$22 - 26	256	2	$25	256	$25
$27 - 36	538	4	$35	469	$35
$37 - 60	1,459	7	$53	896	$50
$22 - 60	2,254	6	$45	1,621	$42

MASCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
L. STOCK-BASED COMPENSATION (Concluded)

Long-Term Stock Awards.    Prior to the amendment of our 2014 Plan in December 2019, we granted long-term stock awards to our key employees and non-employee Directors.
Our long-term stock award activity was as follows, shares in thousands:

	Year Ended December 31,
	2023		2022		2021
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Unvested stock award shares at January 1	273	$38	608	$37	1,125	$36
Vested	(191)	40	(324)	37	(491)	34
Forfeited	(3)	36	(11)	38	(26)	36
Unvested stock award shares at December 31	79	$36	273	$38	608	$37
At December 31, 2023, the total unrecognized compensation expense related to unvested stock awards was insignificant and the unvested stock awards will vest in 2024. At December 31, 2022 and 2021, there was $3 million and $10 million, respectively, of total unrecognized compensation expense related to unvested stock awards; such awards had a weighted average remaining vesting period at December 31, 2022 and 2021 of one year and two years, respectively.
The total market value (at the vesting date) of stock award shares which vested was $10 million, $21 million and $28 million during 2023, 2022 and 2021, respectively.
Phantom Stock Awards and Stock Appreciation Rights. Certain non-U.S. employees are granted phantom stock awards and SARs.
We recognized expense of $5 million, $1 million and $6 million in 2023, 2022 and 2021, respectively, related to phantom stock awards. In 2023, 2022 and 2021, we granted approximately 57,000, 74,000, and 82,000 shares, respectively, of phantom stock awards with an aggregate fair value of $3 million, $4 million and $5 million in 2023, 2022 and 2021, respectively, and paid cash of $4 million in 2023, $4 million in 2022 and $3 million in 2021 to settle phantom stock awards.
Information related to phantom stock awards was as follows, dollars in millions and shares in thousands:

	At December 31,
	2023	2022
Accrued compensation cost liability	$6	$5
Unrecognized compensation cost	$2	$2
Equivalent common shares	126	149
We granted 22,000 shares of SARs in 2023, and the associated expense recognized in 2023 was insignificant. No SARs were granted in 2022 or 2021, and no expense was recognized in either year.

MASCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
M. EMPLOYEE RETIREMENT PLANS

Substantially all salaried employees participate in non-contributory defined-contribution retirement plans, to which payments are determined annually by the Compensation Committee. We also sponsor qualified defined-benefit and non-qualified defined-benefit pension plans covering certain employees and former employees.
Pre-tax expense included in income before income taxes related to our retirement plans was as follows, in millions:

	Year Ended December 31,
	2023	2022	2021
Defined-contribution plans	$68	$39	$57
Defined-benefit pension plans	9	12	435
	$78	$51	$492

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
Changes in the projected benefit obligation and fair value of plan assets, and the funded status of our defined-benefit pension plans were as follows, in millions:

	At Year Ended December 31,
	2023		2022
	Qualified	Non-Qualified	Qualified	Non-Qualified
Changes in projected benefit obligation:
Projected benefit obligation at January 1	$115	$112	$178	$148
Service cost	2	—	3	—
Interest cost	4	6	2	3
Actuarial loss (gain), net	15	2	(54)	(27)
Foreign currency exchange	4	—	(11)	—
Benefit payments	(4)	(12)	(3)	(12)
Projected benefit obligation at December 31	$136	$108	$115	$112
Changes in fair value of plan assets:
Fair value of plan assets at January 1	$78	$—	$99	$—
Actual return on plan assets	9	—	(15)	—
Foreign currency exchange	3	—	(6)	—
Company contributions	4	12	3	12
Benefit payments	(4)	(12)	(3)	(12)
Fair value of plan assets at December 31	$90	$—	$78	$—
Funded status at December 31	$(46)	$(108)	$(37)	$(112)

MASCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
M. EMPLOYEE RETIREMENT PLANS (Continued)

Amounts in our consolidated balance sheets were as follows, in millions:

	At December 31,
	2023		2022
	Qualified	Non-Qualified	Qualified	Non-Qualified
Other assets	$2	$—	$2	$—
Accrued liabilities	—	(12)	—	(12)
Other liabilities	(48)	(97)	(39)	(100)
Total net liability	$(46)	$(108)	$(37)	$(112)
Unrealized loss included in accumulated other comprehensive income before income taxes was as follows, in millions:

	At December 31,
	2023		2022
	Qualified	Non-Qualified	Qualified	Non-Qualified
Net loss	$25	$26	$16	$24
Net prior service cost	2	—	2	—
Total	$27	$26	$18	$24
Information for defined-benefit pension plans with an accumulated benefit obligation in excess of plan assets was as follows, in millions:

	At December 31,
	2023		2022
	Qualified	Non-Qualified	Qualified	Non-Qualified
Projected benefit obligation	$133	$108	$112	$112
Accumulated benefit obligation	133	108	112	112
Fair value of plan assets	85	—	73	—
The projected benefit obligation was in excess of plan assets for all of our qualified defined-benefit pension plans at December 31, 2023 and 2022 which had an accumulated benefit obligation in excess of plan assets.
Net periodic pension cost for our defined-benefit pension plans, with the exception of service cost, is recorded in other, net, in our consolidated statements of operations. Net periodic pension cost for our defined-benefit pension plans was as follows, in millions:

	Year Ended December 31,
	2023		2022		2021
	Qualified	Non-Qualified	Qualified	Non-Qualified	Qualified	Non-Qualified
Service cost	$2	$—	$3	$—	$4	$—
Interest cost	4	6	2	3	15	4
Expected return on plan assets	(4)	—	(3)	—	(9)	—
Settlement loss	—	—	—	—	404	—
Recognized net loss	—	1	3	3	14	2
Recognized prior service cost	—	—	1	—	1	—
Net periodic pension cost	$3	$7	$6	$6	$429	$6

MASCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
M. EMPLOYEE RETIREMENT PLANS (Continued)

We expect to recognize $4 million of pre-tax net loss from accumulated other comprehensive income into net periodic pension cost in 2024 related to our defined-benefit pension plans. For plans in which almost all of the plan's participants are inactive, pre-tax net loss within accumulated other comprehensive income is amortized using the straight-line method over the remaining life expectancy of the inactive plan participants. For plans which do not have almost all inactive participants, pre-tax net loss within accumulated other comprehensive income is amortized using the straight-line method over the average remaining service period of the active employees expected to receive benefits from the plan.
Plan Assets.    Our qualified defined-benefit pension plan weighted average asset allocation, which is based upon fair value, was as follows:

	At December 31,
	2023	2022
Equity securities	28%	30%
Debt securities	29%	38%
Other	43%	32%
Total	100%	100%
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
Following is a description of the valuation methodologies used for assets measured at fair value. There have been no changes in the methodologies used at December 31, 2023 compared to December 31, 2022.
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
Buy-in annuity: Valued based on the associated benefit obligation for which the buy-in annuity covers the benefits, which approximates fair value. Such basis is determined based on various assumptions, including the discount rate and mortality rate.
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

MASCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
M. EMPLOYEE RETIREMENT PLANS (Continued)

The following tables set forth, by level within the fair value hierarchy, the qualified defined-benefit pension plan assets at fair value as of December 31, 2023 and 2022, in millions.

	At December 31, 2023
	Level 1	Level 2	Level 3	Total
Plan Assets
Common and preferred stocks:
United States	$17	$—	$—	$17
International	8	—	—	8
Corporate debt securities:
United States	—	4	—	4
International	—	14	—	14
Government and other debt securities:
United States	—	1	—	1
International	—	7	—	7
Real estate:
United States	3	—	—	3
International	2	—	12	14
Buy-in annuity:
International	—	3	—	3
Short-term and other investments:
International	2	17	—	19
Total plan assets	$32	$46	$12	$90

	At December 31, 2022
	Level 1	Level 2	Level 3	Total
Plan Assets
Common and preferred stocks:
United States	$15	$—	$—	$15
International	8	—	—	8
Corporate debt securities:
United States	—	3	—	3
International	—	3	—	3
Government and other debt securities:
United States	—	2	—	2
International	—	22	—	22
Real estate:
United States	3	—	—	3
International	2	—	12	14
Short-term and other investments:
International	1	7	—	8
Total plan assets	$29	$37	$12	$78

MASCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
M. EMPLOYEE RETIREMENT PLANS (Continued)

Changes in the fair value of the qualified defined-benefit pension plan Level 3 assets were as follows, in millions:

	Year Ended December 31,
	2023	2022
Fair value, January 1	$12	$6
Purchases	—	6
Fair value, December 31	$12	$12
Assumptions.    Weighted average major assumptions used in accounting for our defined-benefit pension plans were as follows:

	At December 31,
	2023	2022	2021
Discount rate for obligations	4.00%	4.50%	1.80%
Expected return on plan assets	5.50%	4.50%	3.00%
Rate of compensation increase	—%	—%	—%
Discount rate for net periodic pension cost	4.50%	1.80%	1.70%
The discount rate for obligations for 2023, 2022 and 2021 is based primarily upon the expected duration of each defined-benefit pension plan's liabilities matched to the December 31, 2023, 2022 and 2021 Willis Towers Watson Rate Link Curve. At December 31, 2023, such rates for our defined-benefit pension plans ranged from 1.9 percent to 5.0 percent, with the most significant portion of the liabilities having a discount rate for obligations of 3.2 percent or higher. At December 31, 2022, such rates for our defined-benefit pension plans ranged from 0.8 percent to 5.3 percent, with the most significant portion of the liabilities having a discount rate for obligations of 3.7 percent or higher. At December 31, 2021, such rates for our defined‑benefit pension plans ranged from 0.8 percent to 2.6 percent, with the most significant portion of the liabilities having a discount rate for obligations of 1.2 percent or higher. The decrease in the weighted average discount rate from 2022 to 2023 is principally due to lower long-term interest rates in the bond markets. The increase in the weighted average discount rate from 2021 to 2022 is principally due to higher long-term interest rates in the bond markets.
Our weighted average projected long-term rate of return on plan assets for the foreign qualified defined-benefit pension plans was 5.5 percent, 4.5 percent and 3.0 percent for 2023, 2022 and 2021, respectively.
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
Other.    We sponsor certain post-retirement benefit plans that provide medical, dental and life insurance coverage for eligible retirees and dependents based upon age and length of service. Substantially all of these plans were frozen as of January 1, 2010. The aggregate present value of the unfunded accumulated post-retirement benefit obligation was $7 million at both December 31, 2023 and 2022.
Cash Flows.    At December 31, 2023, we expect to contribute approximately $12 million in 2024 to our non-qualified (domestic) defined-benefit pension plans.
At December 31, 2023, the benefits expected to be paid in each of the next five years, and in aggregate for the five years thereafter, relating to our defined-benefit pension plans, were as follows, in millions:

	Qualified Plans	Non-Qualified Plans
2024	$7	$12
2025	5	11
2026	5	11
2027	5	10
2028	6	10
2029 - 2033	32	43

N. SHAREHOLDERS' EQUITY

Effective October 20, 2022, our Board of Directors authorized the repurchase, for retirement, of up to $2.0 billion of shares of our common stock, exclusive of excise tax, in open-market transactions or otherwise. During 2023, we repurchased and retired 6.2 million shares of our common stock (including 0.2 million shares to offset the dilutive impact of restricted stock units granted in 2023), for $356 million, inclusive of excise tax of $3 million. At December 31, 2023, we had $1.6 billion remaining under the 2022 authorization.
During 2022, we repurchased and retired 16.6 million shares of our common stock (including 0.6 million shares to offset the dilutive impact of restricted stock units granted in 2022), for cash aggregating $914 million.
During 2021, we repurchased and retired 17.6 million shares of our common stock (including 0.7 million shares to offset the dilutive impact of restricted stock units granted in 2021) for cash aggregating $1,026 million.
On the basis of amounts paid (declared), cash dividends per common share were $1.140 ($1.140) in 2023, $1.120 ($1.120) in 2022 and $0.845 ($0.705) in 2021.

MASCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
N. SHAREHOLDERS' EQUITY (Concluded)

Accumulated Other Comprehensive Income.    The components of accumulated other comprehensive income attributable to Masco Corporation were as follows, in millions:

	At December 31,
	2023	2022
Cumulative translation adjustments, net	$291	$261
Unrecognized net loss and prior service cost, net	(42)	(35)
Accumulated other comprehensive income	$249	$226
The cumulative translation adjustment, net, is reported net of income tax benefit of $3 million and $2 million at December 31, 2023 and 2022, respectively. The unrecognized net loss and prior service cost, net, is reported net of income tax benefit of $6 million and $4 million at December 31, 2023 and 2022, respectively.

O. RECLASSIFICATIONS FROM ACCUMULATED OTHER COMPREHENSIVE INCOME

The reclassifications from accumulated other comprehensive income to the consolidated statements of operations were as follows, in millions:

	Year Ended December 31,
Accumulated Other Comprehensive Income	2023	2022	2021	Statement of Operations Line Item
Settlement and amortization of defined-benefit pension and other post-retirement benefits (A):
Actuarial losses, net and prior service cost	$1	$6	$18	Other, net
Settlement loss	—	—	451	Other, net
Tax expense (benefit)	—	(2)	(104)
Net of tax	$1	$4	$365

Interest rate swaps (B):	$—	$—	$2	Interest expense
Tax expense	—	—	5
Net of tax	$—	$—	$7
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

MASCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
P. SEGMENT INFORMATION

Our reportable segments are as follows:
Plumbing Products –  principally includes faucets, plumbing system components and valves, showerheads and handheld showers, bath hardware and accessories, bath units, tubs and shower bases and enclosures, shower drains, steam shower systems, sinks, kitchen accessories, toilets, spas, exercise pools, aquatic fitness systems, saunas and water handling systems.
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

MASCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
P. SEGMENT INFORMATION (Concluded)

Information by segment and geographic area was as follows, in millions:

	Year Ended December 31,						At December 31,
	Net Sales (A)(B)(C)(D)			Operating Profit (E)			Assets (F)
	2023	2022	2021	2023	2022	2021	2023	2022	2021
Our operations by segment were:
Plumbing Products	$4,842	$5,252	$5,135	$861	$819	$929	$3,140	$3,096	$3,195
Decorative Architectural Products	3,125	3,428	3,240	578	565	581	1,696	1,780	1,781
Total	$7,967	$8,680	$8,375	$1,439	$1,384	$1,510	$4,837	$4,876	$4,976
Our operations by geographic area were:
North America	$6,384	$6,978	$6,624	$1,210	$1,116	$1,214	$3,538	$3,552	$3,510
International, particularly Europe	1,583	1,702	1,751	229	268	296	1,299	1,324	1,466
Total, as above	$7,967	$8,680	$8,375	1,439	1,384	1,510	4,837	4,876	4,976
General corporate expense, net (E)				(91)	(87)	(105)
Operating profit				1,348	1,297	1,405
Other income (expense), net				(110)	(104)	(717)
Income before income taxes				$1,238	$1,193	$688
Corporate assets							527	311	599
Total assets							$5,363	$5,187	$5,575

	Year Ended December 31,
	Property Additions (G)			Depreciation and Amortization
	2023	2022	2021	2023	2022	2021
Our operations by segment were:
Plumbing Products	$161	$154	$94	$107	$103	$101
Decorative Architectural Products	76	64	31	35	34	37
	237	218	125	142	137	138
Unallocated amounts, principally related to corporate assets	6	6	3	7	8	13
Total	$243	$224	$128	$149	$145	$151

(A)Included in net sales were export sales from the U.S. of $253 million, $337 million and $322 million in 2023, 2022 and 2021, respectively.
(B)Excluded from net sales were intra-company sales between segments of less than one percent in 2023, 2022 and 2021.
(C)Included in net sales were sales to one customer of $3,070 million, $3,298 million and $3,037 million in 2023, 2022 and 2021, respectively. Such net sales were included in each of our segments.
(D)Net sales from our operations in the U.S. were $6,140 million, $6,756 million and $6,387 million in 2023, 2022 and 2021, respectively.
(E)General corporate expense, net included those expenses not specifically attributable to our segments.
(F)Long-lived assets of our operations in the U.S. and Europe were $1,459 million and $677 million, $1,372 million and $548 million, and $1,332 million and $546 million at December 31, 2023, 2022 and 2021, respectively.
(G)Property additions exclude amounts paid for long-lived assets as part of acquisitions.

MASCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Q. OTHER INCOME (EXPENSE), NET

Other, net, which is included in other income (expense), net, was as follows, in millions:

	Year Ended December 31,
	2023	2022	2021
Income from cash and cash investments	$9	$2	$1
Net periodic pension and post-retirement benefit expense (A)	(8)	(10)	(430)
Equity investment (loss) income, net	(1)	(6)	11
Foreign currency transaction losses	(1)	(3)	(4)
Realized gains from private equity funds	1	—	—
Contingent consideration (B)	—	24	(16)
Loss on sale of businesses, net	—	(1)	(18)
Gain on preferred stock redemption (C)	—	—	14
Dividend income	—	—	6
Other items, net	(4)	(2)	(3)
Total other, net	$(4)	$4	$(439)

(A)In the second quarter of 2021, we settled our qualified domestic defined-benefit pension plans and recognized $406 million of additional pension expense. In the fourth quarter of 2021, we recognized a $7 million reduction in pension expense related to the reversion of excess pension plan assets for the settlement of such plans. Refer to Note M for additional information.
(B)We recognized $24 million of income in 2022 and $16 million of expense in 2021 from the revaluation of contingent consideration related to our acquisition of Kraus USA Inc. in the fourth quarter of 2020.
(C)In May 2021, we received, in cash, $166 million for the redemption of the ACProducts Holding, Inc. preferred stock, including all accrued but unpaid dividends, and recognized a gain of $14 million.

MASCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
R. INCOME TAXES
Components of income taxes on income before income taxes and the components of deferred tax assets and liabilities were as follows, in millions:

	2023	2022	2021
Income before income taxes:
U.S.	$968	$873	$374
Foreign	270	320	314
	$1,238	$1,193	$688
Income tax expense:
Currently payable:
U.S. Federal	$189	$178	$145
State and local	47	29	40
Foreign	74	96	93
Deferred:
U.S. Federal	—	(16)	(57)
State and local	(39)	2	(10)
Foreign	7	(1)	(1)
	$278	$288	$210
Deferred tax assets at December 31:
Receivables	$11	$10
Inventories	19	21
Other assets, including stock-based compensation	9	13
Accrued liabilities	54	52
Noncurrent operating lease liabilities	54	50
Other long-term liabilities	53	51
Capitalized research expenditures	43	20
Net operating loss carryforward	74	21
Tax credit carryforward	10	11
	327	249
Valuation allowance	(33)	(15)
	294	234
Deferred tax liabilities at December 31:
Property and equipment	67	56
Operating lease right-of-use assets	57	53
Intangibles	81	65
Investment in foreign subsidiaries	11	10
Other	22	17
	238	201
Net deferred tax asset at December 31	$56	$33
The net deferred tax asset consisted of net deferred tax assets (included in other assets) of $88 million and $60 million, and net deferred tax liabilities (included in other liabilities) of $32 million and $27 million, at December 31, 2023 and 2022, respectively.

MASCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
R. INCOME TAXES (Continued)

We have loss carryforwards in certain state jurisdictions resulting from perpetual losses for which deferred tax assets were not recognized as the likelihood of utilization was remote. Due to a legal restructuring of certain U.S. businesses that will occur in early 2024, it is more likely than not a significant portion of these loss carryforwards will be utilized. As a result, we recognized a $29 million state income tax benefit, net of federal expense, in the fourth quarter of 2023.
We continue to maintain a valuation allowance of $33 million and $15 million on certain state and foreign deferred tax assets as of December 31, 2023 and 2022, respectively, due primarily to cumulative loss positions in those jurisdictions.
Our capital allocation strategy includes reinvesting in our business, maintaining an investment grade credit rating, maintaining a relevant dividend and deploying excess free cash flow to share repurchases or acquisitions. In order to provide greater flexibility in the execution of our capital allocation strategy, we may repatriate earnings from certain foreign subsidiaries. Our deferred tax balance on investment in foreign subsidiaries reflects the impact of all taxable temporary differences, including those related to substantially all undistributed foreign earnings, except those that are legally restricted, and consists primarily of foreign withholding taxes.
Of the $84 million and $32 million deferred tax assets related to the net operating loss and tax credit carryforwards at December 31, 2023 and 2022, respectively, $62 million and $20 million, respectively, will expire within approximately 18 years and $22 million and $12 million, respectively, have no expiration.
A reconciliation of the U.S. Federal statutory tax rate to the income tax expense on income before income taxes was as follows:

	Year Ended December 31,
	2023	2022	2021
U.S. Federal statutory tax rate	21%	21%	21%
State and local taxes, net of U.S. Federal tax benefit	3	2	4
Higher taxes on foreign earnings	2	2	3
Valuation allowances	(2)	—	—
Stock-based compensation	(1)	—	(1)
Business divestiture with no tax impact	—	—	1
Disproportionate tax effects	—	—	2
Other, net	(1)	(1)	1
Effective tax rate	22%	24%	31%
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
Income taxes paid were $328 million, $281 million and $246 million in 2023, 2022 and 2021, respectively.

MASCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
R. INCOME TAXES (Concluded)

A reconciliation of the beginning and ending liability for uncertain tax positions, is as follows, in millions:

	2023	2022
Balance at January 1	$83	$81
Current year tax positions:
Additions	17	21
Reductions	(2)	(5)
Prior year tax positions:
Additions	3	—
Reductions	—	(3)
Lapse of applicable statutes of limitation	(12)	(11)
Settlement with tax authorities	(5)	—
Balance at December 31	$84	$83
Liability for interest and penalties	13	11
Balance at December 31, including interest and penalties	$97	$94
If recognized, $66 million of the liability for uncertain tax positions at both December 31, 2023 and 2022, net of any U.S. Federal tax benefit, would impact our effective tax rate.
Interest and penalties recognized in income tax expense were insignificant in years ended December 31, 2023, 2022 and 2021.
Of the $97 million and $94 million total liability for uncertain tax positions (including related interest and penalties) at December 31, 2023 and 2022, respectively, $93 million and $92 million are recorded in other liabilities, respectively, and $4 million and $2 million are recorded as a net offset to other assets, respectively.
We file income tax returns in the U.S. Federal jurisdiction, and various local, state and foreign jurisdictions. We continue to participate in the Compliance Assurance Process ("CAP"). CAP is a real-time audit of the U.S. Federal income tax return that allows the Internal Revenue Service ("IRS"), working in conjunction with us, to determine tax return compliance with the U.S. Federal tax law prior to filing the return. This program provides us with greater certainty about our tax liability for a given year within months, rather than years, of filing our annual tax return and greatly reduces the need for recording a liability for U.S. Federal uncertain tax positions. The IRS has completed their examination of our consolidated U.S. Federal tax returns through 2022. With few exceptions, we are no longer subject to state or foreign income tax examinations on filed returns for years before 2018.
As a result of tax audit closings, settlements and the expiration of applicable statutes of limitation in various jurisdictions within the next 12 months, we anticipate that it is reasonably possible the liability for uncertain tax positions could be reduced by approximately $13 million.

MASCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

S. INCOME PER COMMON SHARE

Reconciliations of the numerators and denominators used in the computations of basic and diluted income per common share were as follows, in millions:

	Year Ended December 31,
	2023	2022	2021
Numerator (basic and diluted):
Net income	$908	$844	$410
Less: Allocation to redeemable noncontrolling interest	—	(2)	2
Less: Allocation to unvested restricted stock awards	—	4	2
Net income attributable to common shareholders	$908	$842	$406

Denominator:
Basic common shares (based upon weighted average)	225	231	249
Add: Stock option dilution	1	1	2
Diluted common shares	226	232	251
We follow accounting guidance regarding determining whether instruments granted in share-based payment transactions are participating securities. This accounting guidance clarifies that share-based payment awards that entitle their holders to receive non-forfeitable dividends prior to vesting should be considered participating securities. The dividends associated with the unvested restricted stock units are forfeitable, and consequently, the restricted stock units are not considered a participating security and are not accounted for under the two-class method. We have also granted restricted stock awards that contain non-forfeitable rights to dividends on unvested shares; such unvested restricted stock awards are considered participating securities. As participating securities, the unvested shares are required to be included in the calculation of our basic income per common share, using the two-class method. The two-class method of computing income per common share is an allocation method that calculates income per share for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings. For the years ended December 31, 2023, 2022 and 2021, we allocated dividends and undistributed earnings to the participating securities.
The following stock options, restricted stock units and performance restricted stock units were excluded from the computation of weighted-average diluted common shares outstanding due to their anti-dilutive effect, in thousands:

	Year Ended December 31,
	2023	2022	2021
Number of stock options	871	635	296
Number of restricted stock units	5	20	—
Number of performance restricted stock units	—	15	—
Common shares outstanding included on our balance sheet and for the calculation of income per common share do not include unvested stock awards (79,000 and 273,000 common shares at December 31, 2023 and 2022, respectively). Shares outstanding for legal requirements included all common shares that have voting rights (including unvested stock awards).

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
Warranty.    Changes in our warranty liability were as follows, in millions:

	Year Ended December 31,
	2023	2022
Balance at January 1	$80	$80
Accruals for warranties issued during the year	35	40
Accruals related to pre-existing warranties	7	(3)
Settlements made (in cash or kind) during the year	(42)	(34)
Other, net (including currency translation and acquisitions)	2	(3)
Balance at December 31	$83	$80
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

U. INSURANCE SETTLEMENT

During the third quarter of 2023, we received an insurance settlement payment in our Decorative Architectural Products segment related to lost sales resulting from a weather event that occurred in Texas in 2021 which impacted the operations of a resin supplier and interrupted our ability to manufacture certain paints and other coating products. The insurance settlement payment increased gross profit and operating profit by $40 million for the year ended December 31, 2023.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

a.Evaluation of Disclosure Controls and Procedures.
The Company's Principal Executive Officer and Principal Financial Officer have concluded, based on an evaluation of the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15 that, as of December 31, 2023, the Company's disclosure controls and procedures were effective.
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
c.Changes in Internal Control over Financial Reporting.
In connection with the evaluation of the Company's internal control over financial reporting that occurred during the quarter ended December 31, 2023, which is required under the Securities Exchange Act of 1934 by paragraph (d) of Exchange Rules 13a-15 or 15d-15 (as defined in paragraph (f) of Rule 13a-15), management determined that there was no change that materially affected or is reasonably likely to materially affect internal control over financial reporting.

Item 9B. Other Information.

Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements
On December 6, 2023, Keith J. Allman, our President and Chief Executive Officer, adopted a new 10b5-1 Trading Plan that is intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Exchange Act (the "Plan"). Trades under the Plan are permitted to begin on March 6, 2024 and the Plan's maximum duration is until October 31, 2024. The Plan is intended to allow for: (i) the sale of 56,676 shares, (ii) the exercise and sale of up to 1,162,972 stock options, and (iii) the sale of shares acquired by Mr. Allman upon the vesting of performance restricted stock units ("PRSUs") granted to him under our 2021-2023 Long Term Incentive Program (the number of PRSUs that vest is subject to certain performance conditions under the Long Term Incentive Program, with a maximum of 84,260 PRSUs).
During the three months ended December 31, 2023, none of our other officers or directors adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement.

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
Other information required by this Item will be contained in our definitive Proxy Statement for the 2024 Annual Meeting of Stockholders, to be filed before April 30, 2024, and such information is incorporated herein by reference.

Item 11. Executive Compensation.

Information required by this Item will be contained in our definitive Proxy Statement for the 2024 Annual Meeting of Stockholders, to be filed before April 30, 2024, and such information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information
We grant equity under our 2014 Long Term Stock Incentive Plan (the "2014 Plan"). The following table sets forth information as of December 31, 2023 concerning the 2014 Plan, which was approved by our stockholders. We do not have any equity compensation plans that have not been approved by our stockholders.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity compensation plans approved by stockholders	2,253,588	$45.43	11,292,779
The remaining information required by this Item will be contained in our definitive Proxy Statement for our 2024 Annual Meeting of Stockholders, to be filed before April 30, 2024, and such information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information required by this Item will be contained in our definitive Proxy Statement for the 2024 Annual Meeting of Stockholders, to be filed before April 30, 2024, and such information is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

Information required by this Item will be contained in our definitive Proxy Statement for the 2024 Annual Meeting of Stockholders, to be filed before April 30, 2024, and such information is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

a.    Listing of Documents.
(1)Financial Statements.    Our consolidated financial statements included in Item 8 hereof, as required at December 31, 2023 and 2022, and for the years ended December 31, 2023, 2022 and 2021, consist of the following:
(2)Financial Statement Schedule.
a. Our Financial Statement Schedule appended hereto, as required for the years ended December 31, 2023, 2022 and 2021, consists of the following:

II. Valuation and Qualifying Accounts	83
(3)Exhibits.

Exhibit No.		Incorporated By Reference			Filed Herewith
	Exhibit Description	Form	Exhibit	Filing Date
3.a	Restated Certificate of Incorporation of Masco Corporation.	2015 10-K	3.i	02/12/2016
3.b	Bylaws of Masco Corporation, as Amended and Restated on February 5, 2021.	2020 10-K	3.b	02/09/2021
4.a	Indenture dated as of December 1, 1982 between Masco Corporation and The Bank of New York Mellon Trust Company, N.A., as successor trustee under agreement originally with Morgan Guaranty Trust Company of New York, as Trustee, and Supplemental Indenture thereto dated as of July 26, 1994; and Directors' resolutions establishing Masco Corporation's:	2016 10-K	4.a	02/09/2017
4.a.i	7-3/4% Debentures Due August 1, 2029.	2014 10-K	4.a.i(ii)	02/13/2015
4.b	Indenture dated as of February 12, 2001 between Masco Corporation and The Bank of New York Mellon Trust Company, N.A., as successor trustee under agreement originally with Bank One Trust Company, National Association, as Trustee, and Supplemental Indenture thereto dated as of November 30, 2006; and Directors' Resolutions establishing Masco Corporation's:	2016 10-K	4.b	02/09/2017
4.b.i	6-1/2% Notes Due August 15, 2032;	2017 10-K	4.b.i	02/08/2018
4.b.ii	3.500% Notes Due November 15, 2027; and	8-K	4.1	06/15/2017
4.b.iii	4.500% Notes Due May 15, 2047.	8-K	4.2	06/15/2017
4.b.iv	Second Supplemental Indenture, dated as of September 18, 2020, between Masco Corporation and The Bank of New York Mellon Trust Company, N.A., as successor trustee.	8-K	4.3	09/18/2020

Exhibit No.		Incorporated By Reference			Filed Herewith
	Exhibit Description	Form	Exhibit	Filing Date
4.b.v	4.500% Notes Due May 15, 2047	8-K	4.2	09/18/2020
4.b.vi	2.000% Notes Due October 1, 2030	8-K	4.1	09/18/2020
4.b.vii	1.500% Notes Due February 15, 2028	8-K	4.1	03/04/2021
4.b.viii	2.000% Notes Due February 15, 2031	8-K	4.2	03/04/2021
4.b.ix	3.125% Notes Due February 15, 2051	8-K	4.3	03/04/2021
Note 2:	Other instruments, notes or extracts from agreements defining the rights of holders of long-term debt of Masco Corporation or its subsidiaries have not been filed since (i) in each case the total amount of long-term debt permitted thereunder does not exceed 10 percent of Masco Corporation's consolidated assets, and (ii) such instruments, notes and extracts will be furnished by Masco Corporation to the Securities and Exchange Commission upon request.
4.c	Description of securities.				X
10.a	Credit Agreement dated as of April 26, 2022 by and among Masco Corporation and Masco Europe S.à r.l. as borrowers, the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Citibank, N.A. and PNC Bank, National Association, as Co-Syndication Agents, and Deutsche Bank Securities, Inc., Royal Bank of Canada, Truist Bank, Bank of America, N.A., Fifth Third Bank and Wells Fargo Bank, National Association, as Co-Documentation Agents.	10-Q	10a	04/27/2022
Note 3:	Exhibits 10.b through 10.m constitute the management contracts and executive compensatory plans or arrangements in which certain of the directors and executive officers of the Company participate.
10.b	Masco Corporation 2014 Long Term Stock Incentive Plan (Amended and Restated May 9, 2016):	10-Q	10.a	07/26/2016
10.b.i	Form of Restricted Stock Award Agreements	2018 10-K	10.c.ii	02/07/2019
Form of Restricted Stock Unit Award Agreements:
10.b.ii	for awards between December 17, 2019 and February 2, 2022	2019 10-K	10.c.iii	02/11/2020
10.b.iii	for awards on or after February 3, 2022	2021 10-K	10.c.iv	02/08/2022
Form of Stock Option Grant Agreements:
10.b.iv	for grants prior to July 1, 2018	8-K	10.d	05/06/2014
10.b.v	for grants between July 1, 2018 and December 17, 2019	2018 10-K	10.c.iv	02/07/2019
10.b.vi	for grants between December 17, 2019 and February 3, 2022	2019 10-K	10.c.vi	02/11/2020
10.b.vii	for grants on or after February 3, 2022	2021 10-K	10.c.viii	02/08/2022
10.b.viii	Form of Long Term Incentive Program Award Agreement for awards prior to December 17, 2019.	2018 10-K	10.c.v	02/07/2019
10.b.ix	Long-Term Incentive Program under Masco Corporation's 2014 Long Term Stock Incentive Plan (December 17, 2019) and form of Performance Restricted Stock Unit Award Agreement thereunder.	10-Q	10.a	04/29/2020
10.b.x	Long-Term Incentive Program under Masco Corporation's 2014 Long Term Stock Incentive Plan (Amended and Restated February 3, 2022) and form of Performance Restricted Stock Unit Award Agreement thereunder.	2021 10-K	10.c.xi	02/08/2022

Exhibit No.		Incorporated By Reference			Filed Herewith
	Exhibit Description	Form	Exhibit	Filing Date
10.b.xi	Non-Employee Directors Equity Program under Masco Corporation's 2014 Long Term Stock Incentive Plan (Amended and Restated May 9, 2016).	10-Q	10.b	07/26/2016
10.b.xii	Form of Restricted Stock Award Agreement for Non-Employee Directors	2018 10-K	10.c.viii	02/07/2019
10.b.xiii	Non-Employee Directors Equity Program under Masco Corporation's 2014 Long Term Stock Incentive Plan (Amended and Restated February 7, 2020).	2019 10-K	10.c.xiii	02/11/2020
Form of Restricted Stock Unit Award Agreement for Non-Employee Directors:
10.b.ix	for awards between February 7, 2020 and February 3, 2022	2019 10-K	10.c.xiv	02/11/2020
10.b.x	for awards on or after February 4, 2022	2021 10-K	10.c.xvii	02/08/2022
10.c	Form of Masco Corporation Supplemental Executive Retirement and Disability Plan and amendments thereto (includes amendment freezing benefit accruals) for John G. Sznewajs.	2015 10-K	10.d.i(ii)	02/12/2016
10.d	Other compensatory arrangements for executive officers.	2016 10-K	10.f	02/09/2017
10.e	Compensation of Non-Employee Directors.				X
10.f	Masco Corporation Retirement Benefit Restoration Plan effective January 1, 1995 (as amended and restated December 22, 2010), and amendments thereto effective February 6, 2012 and January 1, 2014.	2016 10-K	10.i	02/09/2017
10.g	Employment Offer Letter dated May 3, 2021 between Richard Marshall and Masco Corporation	10-Q	10	07/29/2021
10.h	Employment Offer Letter dated January 6, 2022 between Robin Zondervan and Masco Corporation	8-K	10	02/07/2022
10.i	Employment Offer Letter dated August 28, 2023 between Richard Westenberg and Masco Corporation	10-Q	10.a	10/26/2023
10.j	Agreement dated May 31, 2023 between Masco Corporation and John G. Sznewajs	10-Q	10.b	07/27/2023
10.k	Amended and Restated Severance and Release Agreement dated December 21, 2023 between Masco Corporation and John G. Sznewajs				X
10.l	Amended and Restated Severance and Release Agreement dated December 30, 2023 between Masco Corporation and Richard A. O'Reagan				X
10.m	Amended and Restated Transition and Severance Agreement and Release of All Liability dated October 25, 2023 between Masco Corporation and David A. Chaika.	10-Q	10.b	10/26/2023

Exhibit No.		Incorporated By Reference			Filed Herewith
	Exhibit Description	Form	Exhibit	Filing Date
21	List of Subsidiaries.				X
23	Consent of Independent Registered Public Accounting Firm relating to Masco Corporation's Consolidated Financial Statements and Financial Statement Schedule.				X
31.a	Certification by Chief Executive Officer required by Rule 13a-14(a)/15d-14(a).				X
31.b	Certification by Chief Financial Officer required by Rule 13a-14(a)/15d-14(a).				X
32	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.				X
97	Policy Relating to Recovery of Erroneously Awarded Compensation				X
101
The following financial information from Masco Corporation's Annual Report on Form 10-K for the year ended December 31, 2023, formatted in Inline XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Shareholders' Equity, and (vi) Notes to Consolidated Financial Statements.
X
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)				X

The Company will furnish to its stockholders a copy of any of the above exhibits not included herein upon the written request of such stockholder and the payment to the Company of the reasonable expenses incurred by the Company in furnishing such copy or copies.

Item 16. Form 10-K Summary.

The optional summary in Item 16 has not been included in this Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MASCO CORPORATION
By:	/s/ Richard J. Westenberg
Richard J. Westenberg Vice President, Chief Financial Officer
February 8, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Principal Executive Officer:
/s/ Keith J. Allman	President and Chief Executive Officer and Director
Keith J. Allman
Principal Financial Officer:
/s/ Richard J. Westenberg	Vice President, Chief Financial Officer
Richard J. Westenberg
Principal Accounting Officer:
/s/ Robin L. Zondervan	Vice President, Controller and Chief Accounting Officer
Robin L. Zondervan
/s/ Lisa A. Payne	Chair of the Board
Lisa A. Payne
/s/ Mark R. Alexander	Director
Mark R. Alexander
/s/ Aine L. Denari	Director
Aine L. Denari
/s/ Marie A. Ffolkes	Director
Marie A. Ffolkes
/s/ Jonathon J. Nudi	Director
Jonathon J. Nudi
/s/ Christopher A. O'Herlihy	Director
Christopher A. O'Herlihy
/s/ Donald R. Parfet	Director
Donald R. Parfet
/s/ John C. Plant	Director
John C. Plant
/s/ Sandeep Reddy	Director
Sandeep Reddy
/s/ Charles K. Stevens, III	Director
Charles K. Stevens, III
February 8, 2024

MASCO CORPORATION

SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2023, 2022 and 2021

	(In Millions)
Column A	Column B	Column C			Column D		Column E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts		Deductions		Balance at End of Period
Allowances for credit losses deducted from accounts receivable in the balance sheet:
2023	$8	$7	$—		$(5)	(a)	$11
2022	$6	$5	$—		$(3)	(a)	$8
2021	$7	$1	$—		$(2)	(a) (b)	$6
Valuation allowance on deferred tax assets:
2023	$15	$2	$53	(c) (d)	$(37)	(e)	$33
2022	$17	$—	$—		$(2)	(f)	$15
2021	$35	$5	$—		$(23)	(b)	$17
______________________________
(a)Deductions, representing uncollectible accounts written off, less recoveries of accounts written off in prior years.
(b)As a result of the Hüppe divestiture in May 2021, $1 million was removed from allowance for credit losses and $23 million was removed from valuation allowance on deferred tax assets.
(c)As a result of the acquisition of Sauna360 Group Oy in the third quarter of 2023, $5 million was added to valuation allowance on deferred tax assets.
(d)$48 million was added to valuation allowance resulting from the establishment of certain state deferred tax assets for which the likelihood of utilization is no longer considered remote.
(e)Due to a legal restructuring of certain U.S. businesses that will occur in early 2024, a $37 million reduction in valuation allowance was recorded as a $29 million state income tax benefit, net of federal expense.
(f)Net reduction to valuation allowance recorded as an income tax benefit.