Form 10-Q
period 2024-03-31
MASCO CORP /DE/
filed 2024-04-24
CIK 62996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
    ☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
or
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at March 31, 2024
Common stock, par value $1.00 per share	220,244,380

MASCO CORPORATION

INDEX

MASCO CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

March 31, 2024 and December 31, 2023
(In Millions, Except Share Data)

	March 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash investments	$368	$634
Receivables	1,310	1,090
Inventories	1,059	1,022
Prepaid expenses and other	112	110
Total current assets	2,850	2,856
Property and equipment, net	1,111	1,121
Goodwill	598	604
Other intangible assets, net	367	377
Operating lease right-of-use assets	262	268
Other assets	148	139
Total assets	$5,336	$5,363

LIABILITIES
Current liabilities:
Accounts payable	$899	$840
Notes payable	52	3
Accrued liabilities	690	852
Total current liabilities	1,641	1,695
Long-term debt	2,945	2,945
Noncurrent operating lease liabilities	252	258
Other liabilities	340	349
Total liabilities	$5,179	$5,247

Commitments and contingencies (Note L)
Redeemable noncontrolling interest	—	18

EQUITY
Masco Corporation's shareholders' equity:
Common shares, par value $1 per share Authorized shares: 1,400,000,000; Issued and outstanding: 2024 – 220,200,000; 2023 – 220,600,000	220	221
Preferred shares authorized: 1,000,000; Issued and outstanding: 2024 and 2023 – None	—	—
Paid-in capital	—	—
Retained deficit	(527)	(596)
Accumulated other comprehensive income	231	249
Total Masco Corporation's shareholders' deficit	(75)	(126)
Noncontrolling interest	232	224
Total equity	157	98
Total liabilities and equity	$5,336	$5,363
See notes to condensed consolidated financial statements.
Amounts may not add due to rounding.

MASCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
For the Three Months Ended March 31, 2024 and 2023
(In Millions, Except Per Common Share Data)

	Three Months Ended March 31,
	2024	2023
Net sales	$1,926	$1,979
Cost of sales	1,241	1,310
Gross profit	685	669
Selling, general and administrative expenses	367	354
Operating profit	318	315
Other income (expense), net:
Interest expense	(25)	(28)
Other, net	(5)	(2)
	(30)	(30)
Income before income taxes	289	285
Income tax expense	60	64
Net income	229	221
Less: Net income attributable to noncontrolling interest	14	16
Net income attributable to Masco Corporation	$215	$205

Income per common share attributable to Masco Corporation:
Basic:
Net income	$0.97	$0.91
Diluted:
Net income	$0.97	$0.90

See notes to condensed consolidated financial statements.
Amounts may not add due to rounding.

MASCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
For the Three Months Ended March 31, 2024 and 2023
(In Millions)

	Three Months Ended March 31,
	2024	2023
Net income	$229	$221
Less: Net income attributable to noncontrolling interest	14	16
Net income attributable to Masco Corporation	$215	$205
Other comprehensive (loss) income, net of tax:
Cumulative translation adjustment	$(24)	$22
Other comprehensive (loss) income, net of tax	(24)	22
Less: Other comprehensive (loss) income attributable to noncontrolling interest	(6)	5
Other comprehensive (loss) income attributable to Masco Corporation	$(18)	$17
Total comprehensive income	$205	$243
Less: Total comprehensive income attributable to noncontrolling interest	8	21
Total comprehensive income attributable to Masco Corporation	$197	$222

See notes to condensed consolidated financial statements.
Amounts may not add due to rounding.

MASCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
For the Three Months Ended March 31, 2024 and 2023
(In Millions)

	Three Months Ended March 31,
	2024	2023
CASH FLOWS FROM (FOR) OPERATING ACTIVITIES:
Cash provided by operations	$314	$286
Increase in receivables	(258)	(194)
(Increase) decrease in inventories	(44)	45
Decrease in accounts payable and accrued liabilities, net	(107)	(104)
Net cash (for) from operating activities	(94)	33

CASH FLOWS FROM (FOR) FINANCING ACTIVITIES:
Purchase of Company common stock	(145)	(53)
Cash dividends paid	(64)	(65)
Purchase of redeemable noncontrolling interest	(15)	—
Proceeds from revolving credit borrowings, net	49	210
Proceeds from the exercise of stock options	75	9
Employee withholding taxes paid on stock-based compensation	(33)	(20)
Decrease in debt, net	(1)	(3)
Net cash (for) from financing activities	(134)	78

CASH FLOWS FROM (FOR) INVESTING ACTIVITIES:
Capital expenditures	(31)	(61)
Other, net	(2)	2
Net cash for investing activities	(33)	(59)

Effect of exchange rate changes on cash and cash investments	(6)	6

CASH AND CASH INVESTMENTS:
(Decrease) increase for the period	(266)	58
At January 1	634	452
At March 31	$368	$510

See notes to condensed consolidated financial statements.
Amounts may not add due to rounding.

MASCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)
For the Three Months Ended March 31, 2024 and 2023
(In Millions, Except Per Common Share Data)

	Total	Common Shares ($1 par value)	Paid-In Capital	Retained (Deficit) Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest
Balance, January 1, 2023	$(262)	$225	$16	$(947)	$226	$218
Total comprehensive income	243	—	—	205	17	21
Shares issued	6	1	5	—	—	—
Shares retired:
Repurchased	(56)	(1)	(32)	(23)	—	—
Surrendered (non-cash)	(17)	—	—	(17)	—	—
Cash dividends declared	(65)	—	—	(65)	—	—
Stock-based compensation	11	—	11	—	—	—
Balance, March 31, 2023	$(140)	$225	$—	$(847)	$243	$239

Balance, January 1, 2024	$98	$221	$—	$(596)	$249	$224
Total comprehensive income (loss)	205	—	—	215	(18)	8
Shares issued	56	2	54	—	—	—
Shares retired:
Repurchased	(148)	(2)	(77)	(68)	—	—
Surrendered (non-cash)	(14)	—	—	(13)	—	—
Cash dividends declared	(64)	—	—	(64)	—	—
Redemption of redeemable noncontrolling interest	4	—	4	—	—	—
Stock-based compensation	20	—	20	—	—	—
Balance, March 31, 2024	$157	$220	$—	$(527)	$231	$232
See notes to condensed consolidated financial statements.
Amounts may not add due to rounding.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

A. ACCOUNTING POLICIES

In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments, of a normal recurring nature, necessary to fairly state our financial position at March 31, 2024, and our results of operations, comprehensive income (loss), cash flows and changes in shareholders' equity for the three months ended March 31, 2024 and 2023. The condensed consolidated balance sheet at December 31, 2023 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted ("GAAP") in the United States of America. Within the financial statements and tables presented, certain columns and rows may not add due to the use of rounded numbers for disclosure purposes.
Recently Adopted Accounting Pronouncements. In November 2023, the Financial Accounting Standards Board ("FASB") issued ASU 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which requires additional disclosures regarding an entity's reportable segments, particularly regarding significant segment expenses, as well as information relating to the chief operating decision maker. We adopted this standard on a retrospective basis for annual periods beginning January 1, 2024, and will adopt this standard for interim periods beginning in 2025. The adoption of this guidance will modify our annual disclosures in 2024, but will not have an impact on our financial position and results of operations.
In March 2023, the FASB issued ASU 2023-02, "Investments – Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method,” which permits an entity to elect to account for their tax equity investments using the proportional amortization method if certain conditions are met, regardless of the tax credit program from which the income tax credits are received. We adopted this standard beginning January 1, 2024. The adoption of this new standard did not have an impact on our financial position or results of operations.
In September 2022, the FASB issued ASU 2022-04, "Liabilities – Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations,” which requires that an entity that uses a supplier finance program in connection with the purchase of goods or services disclose information about the program’s nature, activity during the period, changes from period to period, and potential magnitude. We adopted this standard for annual periods on a retrospective basis, including interim periods within those annual periods, beginning January 1, 2023. We also adopted the amendment on rollforward information, which became effective prospectively for annual periods beginning January 1, 2024. The adoption of this guidance modified our disclosures and will modify our annual disclosures for the rollforward information in 2024, but did not have an impact on our financial position and results of operations.
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

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
B. ACQUISITIONS

In the third quarter of 2023, we acquired all of the share capital of Sauna360 Group Oy (“Sauna360”) for approximately €124 million ($136 million), net of cash acquired. Sauna360 has a portfolio of products that includes traditional, infrared, and wood-burning saunas as well as steam showers. The business is included within the Plumbing Products segment. In connection with this acquisition, we recognized $22 million of indefinite-lived intangible assets, which is related to trademarks, and $45 million of definite-lived intangible assets, primarily related to customer relationships. The definite-lived intangible assets are being amortized on a straight-line basis over a weighted average amortization period of 16 years. We also recognized $60 million of goodwill, which is not tax deductible, and is related primarily to the expected synergies from combining the operations into our business. During the fourth quarter of 2023, we updated the allocation of the purchase price to certain identifiable assets and liabilities based on analysis of information as of the acquisition date, which resulted in a $1 million decrease to goodwill. The purchase price allocation for this acquisition is based on analysis of information as of the acquisition date that was available through March 31, 2024, and will be updated through the measurement period, if necessary.
In the first quarter of 2021, our Hansgrohe SE subsidiary acquired a 75.1 percent equity interest in Easy Sanitary Solutions B.V. ("ESS"). The remaining 24.9 percent equity interest in ESS was subject to a call and put option that was exercisable by Hansgrohe SE or the sellers, respectively, any time after December 31, 2023. The redemption value of the call and put option was the same and based on a floating EBITDA value. The call and put options were determined to be embedded within the redeemable noncontrolling interest and were recorded as temporary equity in the condensed consolidated balance sheets. We elected to adjust the redeemable noncontrolling interest to its full redemption amount directly into retained deficit.
In the first quarter of 2024, the sellers exercised their put option to sell the remaining 24.9 percent equity interest in ESS for €13 million ($15 million). The transaction was accounted for as an equity purchase transaction.

C. REVENUE

Our revenues are derived from sales to customers in the following geographic areas: North America and International, which are particularly in Europe. Net sales from these geographic areas, by segment, were as follows, in millions:

	Three Months Ended March 31, 2024
	Plumbing Products	Decorative Architectural Products	Total
Primary geographic areas:
North America	$792	$734	$1,526
International	400	—	400
Total	$1,192	$734	$1,926

	Three Months Ended March 31, 2023
	Plumbing Products	Decorative Architectural Products	Total
Primary geographic areas:
North America	$798	$757	$1,555
International	424	—	424
Total	$1,222	$757	$1,979
We recognized an increase to revenue of $1 million for the three months ended March 31, 2023 related to performance obligations settled in previous years.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
C. REVENUE (Concluded)
Our contract asset balance was $3 million at both March 31, 2024 and December 31, 2023. Our contract liability balance was $21 million and $45 million at March 31, 2024 and December 31, 2023, respectively.
Changes in the allowance for credit losses deducted from accounts receivable were as follows, in millions:

	Three Months Ended March 31, 2024	Twelve Months Ended December 31, 2023
Balance at January 1	$11	$8
Provision for expected credit losses during the period	—	7
Write-offs charged against the allowance	(3)	(6)
Recoveries of amounts previously written off	1	1
Balance at end of period	$9	$11

D. DEPRECIATION AND AMORTIZATION

Depreciation and amortization expense was $38 million and $35 million for the three months ended March 31, 2024 and 2023, respectively.

E. INVENTORIES

The components of inventory were as follows, in millions:

	At March 31, 2024	At December 31, 2023
Finished goods	$661	$630
Raw materials	306	298
Work in process	92	94
Total	$1,059	$1,022

F. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill at March 31, 2024, by segment, was as follows, in millions:

	Gross Goodwill At March 31, 2024	Accumulated Impairment Losses	Net Goodwill At March 31, 2024
Plumbing Products	$671	$(301)	$371
Decorative Architectural Products	366	(139)	227
Total	$1,037	$(440)	$598
The changes in the carrying amount of goodwill for the three months ended March 31, 2024, by segment, were as follows, in millions:

	Gross Goodwill At December 31, 2023	Accumulated Impairment Losses	Net Goodwill At December 31, 2023	Foreign Currency Translation	Net Goodwill At March 31, 2024
Plumbing Products	$677	$(301)	$377	$(6)	$371
Decorative Architectural Products	366	(139)	227	—	227
Total	$1,043	$(440)	$604	$(6)	$598

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
F. GOODWILL AND OTHER INTANGIBLE ASSETS (Concluded)

The carrying value of our other indefinite-lived intangible assets were $107 million and $108 million at March 31, 2024 and December 31, 2023, respectively, and principally included registered trademarks. The carrying value of our definite-lived intangible assets was $259 million (net of accumulated amortization of $128 million) at March 31, 2024 and $269 million (net of accumulated amortization of $120 million) at December 31, 2023, and principally included customer relationships.

G. SUPPLIER FINANCE PROGRAM

We facilitate a voluntary supply chain finance program (the "program") to provide certain of our suppliers with the opportunity to sell receivables due from us to participating financial institutions at the sole discretion of both the suppliers and the financial institutions. A third party administers the program; our responsibility is limited to making payment on the terms originally negotiated with our supplier, regardless of whether the supplier sells its receivable to a financial institution. We do not enter into agreements with any of the participating financial institutions in connection with the program. Our current payment terms with a majority of our suppliers generally range from 45 to 90 days. The range of payment terms we negotiate with our suppliers is consistent, irrespective of whether a supplier participates in the program.
All outstanding payments owed under the program are recorded within accounts payable in our condensed consolidated balance sheets. The amounts confirmed as valid under the program and included in accounts payable were $59 million and $53 million at March 31, 2024 and December 31, 2023, respectively. Of the amounts confirmed as valid under the program, the amounts owed to participating financial institutions were $35 million and $28 million at March 31, 2024 and December 31, 2023, respectively. All payments made under the program are recorded as a decrease in accounts payable and accrued liabilities, net, in our condensed consolidated statements of cash flows.

H. DEBT

On April 26, 2022, we entered into a revolving credit agreement (the “2022 Credit Agreement”) with an aggregate commitment of $1.0 billion and a maturity date of April 26, 2027. Under the 2022 Credit Agreement, at our request and subject to certain conditions, we can increase the aggregate commitment up to an additional $500 million with the current lenders or new lenders.
The 2022 Credit Agreement provides for an unsecured revolving credit facility available to us and one of our foreign subsidiaries in U.S. dollars, European euros, British pounds sterling and certain other currencies for revolving credit loans, swingline loans and letters of credit. Borrowings under the revolving credit loans denominated in any agreed upon currency other than U.S. dollars are limited to the equivalent of $500 million. We can also borrow swingline loans up to $125 million and obtain letters of credit of up to $25 million. Outstanding letters of credit under the 2022 Credit Agreement reduce our borrowing capacity and we had no outstanding letters of credit under the 2022 Credit Agreement at March 31, 2024.
The 2022 Credit Agreement contains financial covenants requiring us to maintain (A) a net leverage ratio, as adjusted for certain items, not exceeding 4.0 to 1.0, and (B) an interest coverage ratio, as adjusted for certain items, not less than 2.5 to 1.0.
In order for us to borrow under the 2022 Credit Agreement, there must not be any default in our covenants in the 2022 Credit Agreement (i.e., in addition to the two financial covenants described above, principally limitations on subsidiary debt, negative pledge restrictions, and requirements relating to legal compliance, maintenance of our properties and insurance) and our representations and warranties in the 2022 Credit Agreement must be true in all material respects on the date of borrowing (i.e., principally no material adverse change or litigation likely to result in a material adverse change, since December 31, 2021, no material ERISA or environmental non-compliance, and no material tax deficiency). We were in compliance with all covenants and $49 million was borrowed and outstanding at a weighted average interest rate of 6.560% at March 31, 2024.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
H. DEBT (Concluded)

Fair Value of Debt. The fair value of our short-term and long-term fixed-rate debt instruments is based principally upon modeled market prices for the same or similar issues, which are Level 1 inputs. At both March 31, 2024 and December 31, 2023, the aggregate estimated market value of our short-term and long-term debt was approximately $2.6 billion, compared with the aggregate carrying value of $3.0 billion.

I. SEGMENT INFORMATION

Information by segment and geographic area was as follows, in millions:

	Three Months Ended March 31,
	2024	2023	2024	2023
	Net Sales (A)		Operating Profit
Our operations by segment were:
Plumbing Products	$1,192	$1,222	$226	$206
Decorative Architectural Products	734	757	124	132
Total	$1,926	$1,979	$350	$338
Our operations by geographic area were:
North America	$1,526	$1,555	$285	$266
International	400	424	65	72
Total, as above	$1,926	$1,979	350	338
General corporate expense, net			(31)	(23)
Operating profit			318	315
Other income (expense), net			(30)	(30)
Income before income taxes			$289	$285

(A)    Inter-segment sales were not material.

J. INCOME TAXES

Our effective tax rate was 21 percent and 22 percent for the three months ended March 31, 2024 and 2023, respectively. Our effective tax rate for the three months ended March 31, 2024 and 2023 was favorably impacted by $16 million and $11 million of income tax benefits, respectively. For both periods, the income tax benefits primarily resulted from stock-based compensation and a reduction in the liability for uncertain tax positions resulting from the expiration of statutes of limitation.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
K. INCOME PER COMMON SHARE

Reconciliations of the numerators and denominators used in the computations of basic and diluted income per common share were as follows, in millions:

	Three Months Ended March 31,
	2024	2023
Numerator (basic and diluted):
Net income	$215	$205
Less: Allocation to unvested restricted stock awards	—	—
Net income attributable to common shareholders	$215	$205

Denominator:
Basic common shares (based upon weighted average)	221	226
Add: Dilutive effect of stock options and other stock-based incentives	1	1
Diluted common shares	221	227
For the three months ended March 31, 2024 and 2023, we allocated dividends and undistributed earnings to the unvested restricted stock awards.
The following stock options, restricted stock units and performance restricted stock units were excluded from the computation of weighted-average diluted common shares outstanding due to their anti-dilutive effect, in thousands:

	Three Months Ended March 31,
	2024	2023
Number of stock options	109	789
Number of restricted stock units	—	272
Number of performance restricted stock units	—	15
Effective October 20, 2022, our Board of Directors authorized the repurchase, for retirement, of up to $2.0 billion of shares of our common stock, exclusive of excise tax, in open-market transactions or otherwise. We repurchased and retired approximately 2.1 million shares of our common stock in the three months ended March 31, 2024 for approximately $148 million. These share repurchases included 0.4 million shares to offset the dilutive impact of restricted stock units granted in the three months ended March 31, 2024. Cash paid for share repurchases was approximately $145 million in the three months ended March 31, 2024. At March 31, 2024, we had approximately $1.5 billion remaining under the 2022 authorization.
We have declared and paid cash dividends per common share of $0.290 for the three months ended March 31, 2024 and $0.285 for the three months ended March 31, 2023.

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
Warranty.    Changes in our warranty liability were as follows, in millions:

	Three Months Ended March 31, 2024	Twelve Months Ended December 31, 2023
Balance at January 1	$83	$80
Accruals for warranties issued during the period	9	35
Accruals related to pre-existing warranties	1	7
Settlements made (in cash or kind) during the period	(11)	(42)
Other, net (including currency translation and acquisitions)	(1)	2
Balance at end of period	$81	$83

MASCO CORPORATION
Item 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Due to changing market conditions, we are experiencing, and may continue to experience, lower market demand for our products. We have been experiencing, and may continue to experience, elevated commodity and other input costs, as well as employee-related cost inflation. While still elevated, we have recently seen some moderation of certain costs, and we aim to offset the potential unfavorable impact of our costs and lower demand for our products with productivity improvements, pricing, and other initiatives.
We continue to execute our strategies of leveraging our strong brand portfolio, industry-leading positions and the Masco Operating System, our methodology to drive growth and productivity, to create long-term shareholder value. We remain confident in the fundamentals of our business and long-term strategy. We believe that our strong financial position and cash flow generation, together with our investments in our industry-leading branded building products, our continued focus on innovation and customer service and disciplined capital allocation, will allow us to drive long-term growth and create value for our shareholders.

FIRST QUARTER 2024 VERSUS FIRST QUARTER 2023

Consolidated Results of Operations

We report our financial results in accordance with accounting principles generally accepted in the United States of America ("GAAP"). However, we believe that certain non-GAAP performance measures and ratios used in managing the business may provide users of this financial information with additional meaningful comparisons between current results and results in prior periods. Non-GAAP performance measures and ratios should be viewed in addition to, and not as an alternative for, our reported results under GAAP. Within the tables presented, certain columns and rows may not add due to the use of rounded numbers for disclosure purposes.
The following discussion of consolidated results of operations refers to the three months ended March 31, 2024 compared to the same period of 2023.

SALES AND OPERATIONS

Net Sales
Below is a summary of our net sales, in millions, for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023	Change
Net sales, as reported	$1,926	$1,979	$(53)
Acquisitions	(22)	—	(22)
Net sales, excluding acquisitions	1,904	1,979	(75)
Currency translation	4	—	4
Net sales, excluding acquisitions and the effect of currency translation	$1,908	$1,979	$(71)

Our net sales for the three months ended March 31, 2024 were $1,926 million, which decreased three percent compared to the three months ended March 31, 2023. Excluding acquisitions and the effect of currency translation, net sales decreased four percent.

Our net sales for the three months ended March 31, 2024 decreased primarily due to:
•	Lower sales volume which decreased sales by four percent, primarily driven by plumbing products.

This amount was partially offset by:
•	Higher net selling prices which increased sales by one percent, primarily driven by plumbing products.

Gross Profit and Gross Margin
Below is a summary of our gross profit, in millions, and gross margin for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023	Favorable / (Unfavorable)
Gross profit	$685	$669	$16
Gross margin	35.6%	33.8%	180 bps

Our gross profit margin for the three months ended March 31, 2024 was positively impacted by:
•	Cost savings initiatives.
•	Higher net selling prices.

These amounts were partially offset by:
•	Lower sales volume.

Selling, General and Administrative Expenses
Below is a summary of our selling, general and administrative expenses, in millions, and selling, general and administrative expenses as a percentage of net sales for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023	Favorable / (Unfavorable)
Selling, general and administrative expenses	$(367)	$(354)	$(13)
Selling, general and administrative expenses as percentage of net sales	(19.1)%	(17.9)%	(120) bps

Our selling, general and administrative expenses as a percentage of net sales for the three months ended March 31, 2024 was negatively impacted by:
•	Lower net sales resulting from lower volumes.

Operating Profit
Below is a summary of our operating profit, in millions, and operating profit margin for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023	Favorable / (Unfavorable)
Operating profit	$318	$315	$3
Operating profit margin	16.5%	15.9%	60 bps

Our operating profit for the three months ended March 31, 2024 was positively impacted by:
•	Cost savings initiatives.
•	Higher net selling prices.

These amounts were partially offset by:
•	Lower sales volume.

OTHER INCOME (EXPENSE), NET

Interest Expense

Below is a summary of our interest expense, in millions, for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023	Favorable / (Unfavorable)
Interest expense	$(25)	$(28)	$3
Other, net

Below is a summary of our other, net, in millions, for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023	Favorable / (Unfavorable)
Other, net	$(5)	$(2)	$(3)

INCOME TAXES

Below is a summary of our income tax expense, in millions, and our effective tax rate for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023	Favorable / (Unfavorable)
Income tax expense	$(60)	$(64)	$4
Effective tax rate	(21)%	(22)%	1%
Our effective tax rate for the three months ended March 31, 2024 and 2023 was favorably impacted by $16 million and $11 million of income tax benefits, respectively. For both periods, the income tax benefits primarily resulted from stock-based compensation and a reduction in the liability for uncertain tax positions resulting from the expiration of statutes of limitation.

NET INCOME AND INCOME PER COMMON SHARE - ATTRIBUTABLE TO MASCO CORPORATION

Below is a summary of our net income, in millions, and diluted income per common share for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023	Favorable / (Unfavorable)
Net income	$215	$205	$10
Diluted income per common share	$0.97	$0.90	$0.07

Business Segment and Geographic Area Results

The following tables set forth our net sales and operating profit information by business segment and geographic area, dollars in millions.

	Three Months Ended March 31,		Percent Change
	2024	2023	2024 vs. 2023
Net Sales:
Plumbing Products	$1,192	$1,222	(2)%
Decorative Architectural Products	734	757	(3)%
Total	$1,926	$1,979	(3)%

North America	$1,526	$1,555	(2)%
International	400	424	(6)%
Total	$1,926	$1,979	(3)%

	Three Months Ended March 31,		Percent Change
	2024	2023	2024 vs. 2023
Operating Profit:
Plumbing Products	$226	$206	10%
Decorative Architectural Products	124	132	(6)%
Total	$350	$338	4%

North America	$285	$266	7%
International	65	72	(10)%
Total	350	338	4%
General corporate expense, net	(31)	(23)	35%
Total operating profit	$318	$315	1%

The following discussion of business segment and geographic area results refers to the three months ended March 31, 2024 compared to the same period of 2023. Changes in operating profit in the following business segment and geographic area results discussion exclude general corporate expense, net.

BUSINESS SEGMENT RESULTS DISCUSSION

Plumbing Products
Sales
Net sales in the Plumbing Products segment decreased two percent for the three months ended March 31, 2024. In local currencies (including sales in currencies outside their respective functional currencies), net sales decreased two percent. Lower sales volume decreased sales by six percent and unfavorable sales mix decreased sales by one percent. These amounts were partially offset by higher net selling prices which increased sales by three percent and the acquisition of Sauna360 Group Oy ("Sauna360") which increased sales by two percent.
Operating Results
Operating profit in the Plumbing Products segment for the three months ended March 31, 2024 was positively impacted by higher net selling prices and cost savings initiatives. These amounts were partially offset by lower sales volume.
Decorative Architectural Products
Sales
Net sales in the Decorative Architectural Products segment decreased three percent for the three months ended March 31, 2024 due primarily to lower net selling prices across all product categories and lower sales volume in builders' hardware and lighting products. These amounts were partially offset by higher volume in paints and other coating products.
Operating Results
Operating profit in the Decorative Architectural Products segment for the three months ended March 31, 2024 was negatively impacted by lower net selling prices, partially offset by cost savings initiatives.

GEOGRAPHIC AREA RESULTS DISCUSSION

North America
Sales
North America net sales decreased two percent for the three months ended March 31, 2024. Lower sales volume decreased sales by three percent. This was partially offset by the acquisition of Sauna360 which increased sales by one percent and higher net selling prices which increased sales by one percent, primarily driven by plumbing products.
Operating Results
North America operating profit for the three months ended March 31, 2024 was positively impacted by cost savings initiatives, partially offset by lower sales volume.
International
Sales
International net sales decreased six percent for the three months ended March 31, 2024. In local currencies (including sales in currencies outside their respective functional currencies), net sales decreased five percent. Lower sales volume decreased sales by five percent and unfavorable sales mix decreased sales by one percent. These amounts were partially offset by higher net selling prices which increased sales by one percent.
Operating Results
International operating profit for the three months ended March 31, 2024 was negatively impacted by lower sales volume.

Liquidity and Capital Resources

Overview of Capital Structure
We had cash and cash investments of approximately $368 million and $634 million at March 31, 2024 and December 31, 2023, respectively. Our cash and cash investments consist of overnight interest bearing money market demand accounts, time deposit accounts, and money market mutual funds containing government securities and treasury obligations. While we attempt to diversify these investments in a prudent manner to minimize risk, it is possible that future changes in the financial markets could affect the security or availability of these investments. Of the cash and cash investments we held at March 31, 2024 and December 31, 2023, $278 million and $323 million, respectively, was held in our foreign subsidiaries. If these funds were needed for our operations in the U.S., their repatriation into the U.S. would not result in significant additional U.S. income tax or foreign withholding tax, as we have recorded such taxes on substantially all undistributed foreign earnings, except for those that are legally restricted.
Our current ratio was 1.7 to 1 at both March 31, 2024 and December 31, 2023.
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
The 2022 Credit Agreement contains financial covenants requiring us to maintain (A) a net leverage ratio, as adjusted for certain items, not exceeding 4.0 to 1.0, and (B) an interest coverage ratio, as adjusted for certain items, not less than 2.5 to 1.0. We were in compliance with all covenants and $49 million was borrowed and outstanding at a weighted average interest rate of 6.560% at March 31, 2024.
Other Liquidity and Capital Resource Activities
As part of our ongoing efforts to improve our cash flow and related liquidity, we work with suppliers to optimize our terms and conditions, including extending payment terms. We also facilitate a voluntary supply chain finance program (the "program") to provide certain of our suppliers with the opportunity to sell receivables due from us to participating financial institutions at the sole discretion of both the suppliers and the financial institutions. The amounts confirmed as valid under the program and included in accounts payable were $59 million and $53 million at March 31, 2024 and December 31, 2023, respectively. Of the amounts confirmed as valid under the program, the amounts owed to participating financial institutions were $35 million and $28 million at March 31, 2024 and December 31, 2023, respectively. All payments made under the program are recorded as a decrease in accounts payable and accrued liabilities, net, in our condensed consolidated statements of cash flows. A downgrade in our credit rating or changes in the financial markets could limit the financial institutions’ willingness to commit funds to, and participate in, the program. We do not believe such risk would have a material impact on our working capital or cash flows, as substantially all of our payments are made outside of the program.

Share Repurchases
Effective October 20, 2022, our Board of Directors authorized the repurchase, for retirement, of up to $2.0 billion of shares of our common stock, exclusive of excise tax, in open-market transactions or otherwise. We repurchased and retired approximately 2.1 million shares of our common stock in the three months ended March 31, 2024 for approximately $148 million. These share repurchases included 0.4 million shares to offset the dilutive impact of restricted stock units granted in the three months ended March 31, 2024. Cash paid for share repurchases was approximately $145 million in the three months ended March 31, 2024. At March 31, 2024, we had approximately $1.5 billion remaining under the 2022 authorization.
Cash Flows
For the three months ended March 31, 2024, net cash used for operations was $94 million, primarily driven by changes in working capital, partially offset by operating profit.
For the three months ended March 31, 2024, net cash used for financing activities was $134 million, primarily due to $145 million for the repurchase and retirement of our common stock, $64 million for the payment of cash dividends, $33 million for employee withholding taxes paid on stock-based compensation and $15 million for the purchase of the remaining equity interest in Easy Sanitary Solutions B.V. These uses of cash were partially offset by $75 million of proceeds from the exercise of stock options and $49 million of net proceeds from revolving credit loan borrowings.
For the three months ended March 31, 2024, net cash used for investing activities was $33 million, primarily driven by $31 million of capital expenditures.

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
The Company's Principal Executive Officer and Principal Financial Officer have concluded, based on an evaluation of the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15 that, as of March 31, 2024, the Company's disclosure controls and procedures were effective.

b. Changes in Internal Control over Financial Reporting.
In connection with the evaluation of the Company's internal control over financial reporting that occurred during the quarter ended March 31, 2024, which is required under the Securities Exchange Act of 1934 by paragraph (d) of Exchange Rules 13a-15 or 15d-15 (as defined in paragraph (f) of Rule 13a-15), management determined that there was no change that materially affected or is reasonably likely to materially affect internal control over financial reporting.

MASCO CORPORATION

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

Information regarding legal proceedings involving us is set forth in Note L to our condensed consolidated financial statements included in Part I, Item 1 of this Report and is incorporated herein by reference.

Item 1A. Risk Factors

There have been no material changes to the risk factors of the Company set forth in Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding the repurchase of our common stock for the three months ended March 31, 2024 under the 2022 share repurchase authorization:

Period	Total Number Of Shares Purchased	Average Price Paid Per Common Share	Total Number Of Shares Purchased As Part Of Publicly Announced Plans or Programs	Maximum Value Of Shares That May Yet Be Purchased Under The Plans Or Programs
1/1/24 - 1/31/24	895,221	$67.03	895,221	$1,586,905,163
2/1/24 - 2/29/24	585,072	$72.48	585,072	$1,544,500,033
3/1/24 - 3/31/24	590,207	$76.25	590,207	$1,499,494,970
Total for the quarter	2,070,500	$71.20	2,070,500	$1,499,494,970

Item 5. Other Information

Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements
During the three months ended March 31, 2024, none of our officers or directors adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement.

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
101
The following financial information from Masco Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Shareholders' Equity, and (vi) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

MASCO CORPORATION

PART II.  OTHER INFORMATION, Concluded

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

MASCO CORPORATION
By:	/s/ Richard J. Westenberg
Richard J. Westenberg Vice President, Chief Financial Officer and Treasurer
April 24, 2024