Form 10-Q
period 2024-06-30
MASCO CORP /DE/
filed 2024-07-25
CIK 62996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
    ☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
or
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at June 30, 2024
Common stock, par value $1.00 per share	218,248,839

MASCO CORPORATION

INDEX

MASCO CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

June 30, 2024 and December 31, 2023
(In Millions, Except Share Data)

	June 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash investments	$398	$634
Receivables	1,314	1,090
Inventories	1,057	1,022
Prepaid expenses and other	129	110
Total current assets	2,898	2,856
Property and equipment, net	1,116	1,121
Goodwill	601	604
Other intangible assets, net	359	377
Operating lease right-of-use assets	254	268
Other assets	137	139
Total assets	$5,365	$5,363

LIABILITIES
Current liabilities:
Accounts payable	$924	$840
Notes payable	3	3
Accrued liabilities	718	852
Total current liabilities	1,645	1,695
Long-term debt	2,945	2,945
Noncurrent operating lease liabilities	245	258
Other liabilities	347	349
Total liabilities	$5,183	$5,247

Commitments and contingencies (Note L)
Redeemable noncontrolling interest	—	18

EQUITY
Masco Corporation's shareholders' equity:
Common shares, par value $1 per share Authorized shares: 1,400,000,000; Issued and outstanding: 2024 – 218,200,000; 2023 – 220,600,000	218	221
Preferred shares authorized: 1,000,000; Issued and outstanding: 2024 and 2023 – None	—	—
Paid-in capital	—	—
Retained deficit	(467)	(596)
Accumulated other comprehensive income	223	249
Total Masco Corporation's shareholders' deficit	(26)	(126)
Noncontrolling interest	208	224
Total equity	182	98
Total liabilities and equity	$5,365	$5,363
See notes to condensed consolidated financial statements.
Amounts may not add due to rounding.

MASCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
For the Three and Six Months Ended June 30, 2024 and 2023
(In Millions, Except Per Common Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net sales	$2,091	$2,127	$4,017	$4,106
Cost of sales	1,306	1,358	2,547	2,668
Gross profit	785	769	1,470	1,438
Selling, general and administrative expenses	388	366	755	720
Operating profit	397	403	715	718
Other income (expense), net:
Interest expense	(26)	(28)	(50)	(56)
Other, net	(5)	(1)	(10)	(3)
	(31)	(29)	(61)	(59)
Income before income taxes	366	374	655	659
Income tax expense	94	96	154	160
Net income	272	278	501	499
Less: Net income attributable to noncontrolling interest	14	15	28	31
Net income attributable to Masco Corporation	$258	$263	$473	$468

Income per common share attributable to Masco Corporation:
Basic:
Net income	$1.18	$1.17	$2.15	$2.07
Diluted:
Net income	$1.17	$1.16	$2.14	$2.07

See notes to condensed consolidated financial statements.
Amounts may not add due to rounding.

MASCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
For the Three and Six Months Ended June 30, 2024 and 2023
(In Millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$272	$278	$501	$499
Less: Net income attributable to noncontrolling interest	14	15	28	31
Net income attributable to Masco Corporation	$258	$263	$473	$468
Other comprehensive (loss) income, net of tax:
Cumulative translation adjustment	$(10)	$(7)	$(34)	$15
Pension and other post-retirement benefits	—	—	1	—
Other comprehensive (loss) income, net of tax	(10)	(7)	(33)	15
Less: Other comprehensive loss attributable to noncontrolling interest	(1)	(5)	(7)	—
Other comprehensive (loss) income attributable to Masco Corporation	$(9)	$(2)	$(27)	$15
Total comprehensive income	$262	$271	$467	$514
Less: Total comprehensive income attributable to noncontrolling interest	13	10	22	31
Total comprehensive income attributable to Masco Corporation	$249	$261	$446	$483

See notes to condensed consolidated financial statements.
Amounts may not add due to rounding.

MASCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
For the Six Months Ended June 30, 2024 and 2023
(In Millions)

	Six Months Ended June 30,
	2024	2023
CASH FLOWS FROM (FOR) OPERATING ACTIVITIES:
Cash provided by operations	$648	$632
Increase in receivables	(265)	(243)
(Increase) decrease in inventories	(43)	95
Decrease in accounts payable and accrued liabilities, net	(87)	(36)
Net cash from operating activities	252	448

CASH FLOWS FROM (FOR) FINANCING ACTIVITIES:
Purchase of Company common stock	(290)	(81)
Cash dividends paid	(128)	(129)
Purchase of redeemable noncontrolling interest	(15)	—
Dividends paid to noncontrolling interest	(12)	(49)
Proceeds from short-term borrowings	—	77
Payment of term loan	—	(200)
Proceeds from the exercise of stock options	75	23
Employee withholding taxes paid on stock-based compensation	(33)	(23)
Decrease in debt, net	(1)	(4)
Net cash for financing activities	(404)	(386)

CASH FLOWS FROM (FOR) INVESTING ACTIVITIES:
Capital expenditures	(74)	(133)
Acquisition of business	(4)	—
Other, net	(1)	(4)
Net cash for investing activities	(80)	(137)

Effect of exchange rate changes on cash and cash investments	(5)	3

CASH AND CASH INVESTMENTS:
Decrease for the period	(236)	(72)
At January 1	634	452
At June 30	$398	$380

See notes to condensed consolidated financial statements.
Amounts may not add due to rounding.

MASCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)
For the Three and Six Months Ended June 30, 2024 and 2023
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

MASCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited) (Concluded)
For the Three and Six Months Ended June 30, 2024 and 2023
(In Millions, Except Per Common Share Data)

	Total	Common Shares ($1 par value)	Paid-In Capital	Retained (Deficit) Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest
Balance, January 1, 2024	$98	$221	$—	$(596)	$249	$224
Total comprehensive income (loss)	205	—	—	215	(18)	8
Shares issued	56	2	54	—	—	—
Shares retired:
Repurchased	(148)	(2)	(77)	(68)	—	—
Surrendered (non-cash)	(14)	—	—	(13)	—	—
Cash dividends declared	(64)	—	—	(64)	—	—
Redemption of redeemable noncontrolling interest	4	—	4	—	—	—
Stock-based compensation	20	—	20	—	—	—
Balance, March 31, 2024	$157	$220	$—	$(527)	$231	$232
Total comprehensive income (loss)	262	—	—	258	(9)	13
Shares retired:
Repurchased	(144)	(2)	(8)	(134)	—	—
Cash dividends declared	(64)	—	—	(64)	—	—
Dividends declared to noncontrolling interest	(37)	—	—	—	—	(37)
Stock-based compensation	8	—	8	—	—	—
Balance, June 30, 2024	$182	$218	$—	$(467)	$223	$208
See notes to condensed consolidated financial statements.
Amounts may not add due to rounding.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

A. ACCOUNTING POLICIES

In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments, of a normal recurring nature, necessary to fairly state our financial position at June 30, 2024, our results of operations and comprehensive income (loss) for the three and six months ended June 30, 2024 and 2023, cash flows for the six months ended June 30, 2024 and 2023 and changes in shareholders' equity for the three and six months ended June 30, 2024 and 2023. The condensed consolidated balance sheet at December 31, 2023 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted ("GAAP") in the United States of America. Within the financial statements and tables presented, certain columns and rows may not add due to the use of rounded numbers for disclosure purposes.
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

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
B. ACQUISITIONS

In the third quarter of 2023, we acquired all of the share capital of Sauna360 Group Oy (“Sauna360”) for approximately €124 million ($136 million), net of cash acquired. Sauna360 has a portfolio of products that includes traditional, infrared, and wood-burning saunas as well as steam showers. The business is included within the Plumbing Products segment. In connection with this acquisition, we recognized $22 million of indefinite-lived intangible assets, which is related to trademarks, and $45 million of definite-lived intangible assets, primarily related to customer relationships. The definite-lived intangible assets are being amortized on a straight-line basis over a weighted average amortization period of 16 years. We also recognized $60 million of goodwill, which is not tax deductible, and is related primarily to the expected synergies from combining the operations into our business. During the fourth quarter of 2023, we updated the allocation of the purchase price to certain identifiable assets and liabilities based on analysis of information as of the acquisition date, which resulted in a $1 million decrease to goodwill. The purchase price allocation for this acquisition is based on analysis of information as of the acquisition date that was available through June 30, 2024, and will be updated through the measurement period, if necessary.
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

C. REVENUE

Our revenues are derived from sales to customers in the following geographic areas: North America and International, which are particularly in Europe. Net sales from these geographic areas, by segment, were as follows, in millions:

	Three Months Ended June 30, 2024
	Plumbing Products	Decorative Architectural Products	Total
Primary geographic areas:
North America	$857	$838	$1,695
International	397	—	397
Total	$1,253	$838	$2,091

	Six Months Ended June 30, 2024
	Plumbing Products	Decorative Architectural Products	Total
Primary geographic areas:
North America	$1,648	$1,572	$3,220
International	797	—	797
Total	$2,445	$1,572	$4,017

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
C. REVENUE (Concluded)

	Three Months Ended June 30, 2023
	Plumbing Products	Decorative Architectural Products	Total
Primary geographic areas:
North America	$816	$902	$1,718
International	409	—	409
Total	$1,225	$902	$2,127

	Six Months Ended June 30, 2023
	Plumbing Products	Decorative Architectural Products	Total
Primary geographic areas:
North America	$1,614	$1,659	$3,273
International	833	—	833
Total	$2,447	$1,659	$4,106
We recognized $4 million and $3 million of revenue for the three months ended June 30, 2024 and 2023, respectively, related to performance obligations settled in previous quarters of the same year. We recognized $2 million of revenue for both the three and six months ended June 30, 2024, and $4 million and $5 million of revenue for the three and six months ended June 30, 2023, respectively, related to performance obligations settled in previous years.
Our contract asset balance was $2 million and $3 million at June 30, 2024 and December 31, 2023, respectively. Our contract liability balance was $18 million and $45 million at June 30, 2024 and December 31, 2023, respectively.
Changes in the allowance for credit losses deducted from accounts receivable were as follows, in millions:

	Six Months Ended June 30, 2024	Twelve Months Ended December 31, 2023
Balance at January 1	$11	$8
Provision for expected credit losses during the period	1	7
Write-offs charged against the allowance	(4)	(6)
Recoveries of amounts previously written off	1	1
Balance at end of period	$10	$11

D. DEPRECIATION AND AMORTIZATION

Depreciation and amortization expense was $76 million and $70 million for the six months ended June 30, 2024 and 2023, respectively.

E. INVENTORIES

The components of inventory were as follows, in millions:

	At June 30, 2024	At December 31, 2023
Finished goods	$652	$630
Raw materials	312	298
Work in process	93	94
Total	$1,057	$1,022

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

F. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill at June 30, 2024, by segment, was as follows, in millions:

	Gross Goodwill At June 30, 2024	Accumulated Impairment Losses	Net Goodwill At June 30, 2024
Plumbing Products	$670	$(301)	$370
Decorative Architectural Products	370	(139)	230
Total	$1,040	$(440)	$601
The changes in the carrying amount of goodwill for the six months ended June 30, 2024, by segment, were as follows, in millions:

	Gross Goodwill At December 31, 2023	Accumulated Impairment Losses	Net Goodwill At December 31, 2023	Acquisitions (A)	Foreign Currency Translation	Net Goodwill At June 30, 2024
Plumbing Products	$677	$(301)	$377	$—	$(7)	$370
Decorative Architectural Products	366	(139)	227	4	—	230
Total	$1,043	$(440)	$604	$4	$(7)	$601

(A)    In the second quarter of 2024, we recognized $4 million of goodwill in our Decorative Architectural Products segment related to an immaterial acquisition.

The carrying value of our other indefinite-lived intangible assets were $107 million and $108 million at June 30, 2024 and December 31, 2023, respectively, and principally included registered trademarks. The carrying value of our definite-lived intangible assets was $252 million (net of accumulated amortization of $136 million) at June 30, 2024 and $269 million (net of accumulated amortization of $120 million) at December 31, 2023, and principally included customer relationships.

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
All outstanding payments owed under the program are recorded within accounts payable in our condensed consolidated balance sheets. The amounts confirmed as valid under the program and included in accounts payable were $53 million at both June 30, 2024 and December 31, 2023. Of the amounts confirmed as valid under the program, the amounts owed to participating financial institutions were $21 million and $28 million at June 30, 2024 and December 31, 2023, respectively. All payments made under the program are recorded as a decrease in accounts payable and accrued liabilities, net, in our condensed consolidated statements of cash flows.

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
The 2022 Credit Agreement provides for an unsecured revolving credit facility available to us and one of our foreign subsidiaries in U.S. dollars, European euros, British pounds sterling and certain other currencies for revolving credit loans, swingline loans and letters of credit. Borrowings under the revolving credit loans denominated in any agreed upon currency other than U.S. dollars are limited to the equivalent of $500 million. We can also borrow swingline loans up to $125 million and obtain letters of credit of up to $25 million. Outstanding letters of credit under the 2022 Credit Agreement reduce our borrowing capacity and we had no outstanding letters of credit under the 2022 Credit Agreement at June 30, 2024.
The 2022 Credit Agreement contains financial covenants requiring us to maintain (A) a net leverage ratio, as adjusted for certain items, not exceeding 4.0 to 1.0, and (B) an interest coverage ratio, as adjusted for certain items, not less than 2.5 to 1.0.
In order for us to borrow under the 2022 Credit Agreement, there must not be any default in our covenants in the 2022 Credit Agreement (i.e., in addition to the two financial covenants described above, principally limitations on subsidiary debt, negative pledge restrictions, and requirements relating to legal compliance, maintenance of our properties and insurance) and our representations and warranties in the 2022 Credit Agreement must be true in all material respects on the date of borrowing (i.e., principally no material adverse change or litigation likely to result in a material adverse change, since December 31, 2021, no material ERISA or environmental non-compliance, and no material tax deficiency). We were in compliance with all covenants and no borrowings were outstanding at June 30, 2024.
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
On May 9, 2023, our Hansgrohe SE subsidiary entered into €70 million ($77 million) of short-term borrowings to support working capital needs. The loans contained no financial covenants and the full amount remained borrowed and outstanding at a weighted average interest rate of 4.173% at June 30, 2023, and was fully repaid at December 31, 2023.
Fair Value of Debt. The fair value of our short-term and long-term fixed-rate debt instruments is based principally upon modeled market prices for the same or similar issues, which are Level 1 inputs. At both June 30, 2024 and December 31, 2023, the aggregate estimated market value of our short-term and long-term debt was approximately $2.6 billion, compared with the aggregate carrying value of $3.0 billion.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
I. SEGMENT INFORMATION

Information by segment and geographic area was as follows, in millions:

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	2024	2023	2024	2023	2024	2023
	Net Sales (A)		Operating Profit		Net Sales (A)		Operating Profit
Our operations by segment were:
Plumbing Products	$1,253	$1,225	$247	$244	$2,445	$2,447	$472	$450
Decorative Architectural Products	838	902	174	180	1,572	1,659	299	312
Total	$2,091	$2,127	$421	$424	$4,017	$4,106	$771	$762
Our operations by geographic area were:
North America	$1,695	$1,718	$360	$358	$3,220	$3,273	$645	$624
International	397	409	61	66	797	833	126	138
Total, as above	$2,091	$2,127	421	424	$4,017	$4,106	771	762
General corporate expense, net			(24)	(21)			(55)	(44)
Operating profit			397	403			715	718
Other income (expense), net			(31)	(29)			(61)	(59)
Income before income taxes			$366	$374			$655	$659

(A)    Inter-segment sales were not material.

J. INCOME TAXES

Our effective tax rate was 26 percent for the three months ended June 30, 2024 and 2023, and 24 percent for the six months ended June 30, 2024 and 2023. Our effective tax rate for the six months ended June 30, 2024 and 2023 was favorably impacted by $16 million and $12 million of income tax benefits, respectively. For both periods, the income tax benefits primarily resulted from stock-based compensation and a reduction in the liability for uncertain tax positions resulting from the expiration of statutes of limitation.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
K. INCOME PER COMMON SHARE

Reconciliations of the numerators and denominators used in the computations of basic and diluted income per common share were as follows, in millions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator (basic and diluted):
Net income	$258	$263	$473	$468
Less: Allocation to unvested restricted stock awards	—	—	—	—
Net income attributable to common shareholders	$258	$263	$473	$468

Denominator:
Basic common shares (based upon weighted average)	219	225	220	226
Add: Dilutive effect of stock options and other stock-based incentives	—	1	1	—
Diluted common shares	220	226	221	226
For the three and six months ended June 30, 2024 and 2023, we allocated dividends and undistributed earnings to the unvested restricted stock awards.
The following stock options, restricted stock units and performance restricted stock units were excluded from the computation of weighted-average diluted common shares outstanding due to their anti-dilutive effect, in thousands:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Number of stock options	201	897	150	843
Number of restricted stock units	—	113	—	202
Number of performance restricted stock units	—	15	—	15
Effective October 20, 2022, our Board of Directors authorized the repurchase, for retirement, of up to $2.0 billion of shares of our common stock, exclusive of excise tax, in open-market transactions or otherwise. During the six months ended June 30, 2024, we repurchased and retired approximately 4.1 million shares of our common stock (including 0.4 million shares to offset the dilutive impact of restricted stock units granted in the six months ended June 30, 2024) for approximately $292 million, inclusive of excise tax of $2 million. At June 30, 2024, we had approximately $1.4 billion remaining under the 2022 authorization.
We have declared and paid cash dividends per common share of $0.290 and $0.580 for the three and six months ended June 30, 2024, respectively, and $0.285 and $0.570 for the three and six months ended June 30, 2023, respectively.

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
Warranty.    Changes in our warranty liability were as follows, in millions:

	Six Months Ended June 30, 2024	Twelve Months Ended December 31, 2023
Balance at January 1	$83	$80
Accruals for warranties issued during the period	19	35
Accruals related to pre-existing warranties	3	7
Settlements made (in cash or kind) during the period	(22)	(42)
Other, net (including currency translation and acquisitions)	(1)	2
Balance at end of period	$82	$83

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
We continue to execute our strategies of leveraging our strong brand portfolio, our industry-leading positions and the Masco Operating System, our methodology to drive growth and productivity, to create long-term shareholder value. We remain confident in the fundamentals of our business and long-term strategy. We believe that our strong financial position and cash flow generation, together with our investments in our industry-leading branded building products, our continued focus on innovation and customer service and disciplined capital allocation, will allow us to drive long-term growth and create value for our shareholders.

SECOND QUARTER 2024 AND THE FIRST SIX MONTHS 2024 VERSUS
SECOND QUARTER 2023 AND THE FIRST SIX MONTHS 2023

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
The following discussion of consolidated results of operations refers to the three and six months ended June 30, 2024 compared to the same periods of 2023.

NET SALES

Below is a summary of our net sales, in millions, for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	Change	2024	2023	Change
Net sales, as reported	$2,091	$2,127	(2)%	$4,017	$4,106	(2)%
Acquisitions	(23)	—		(45)	—
Net sales, excluding acquisitions	2,068	2,127	(3)%	3,973	4,106	(3)%
Currency translation	14	—		18	—
Net sales, excluding acquisitions and the effect of currency translation	$2,082	$2,127	(2)%	$3,991	$4,106	(3)%

Our net sales for the three months ended June 30, 2024 were $2,091 million, which decreased two percent compared to the three months ended June 30, 2023. Excluding acquisitions and the effect of currency translation, net sales decreased two percent. Our net sales for the three months ended June 30, 2024 decreased primarily due to lower sales volume driven by paints and other coating products which decreased sales by two percent and unfavorable sales mix of plumbing products which decreased sales by one percent.
Our net sales for the six months ended June 30, 2024 were $4,017 million, which decreased two percent compared to the six months ended June 30, 2023. Excluding acquisitions and the effect of currency translation, net sales decreased three percent. Our net sales for the six months ended June 30, 2024 decreased primarily due to lower sales volume across the entire company which decreased sales by three percent and unfavorable sales mix of plumbing products which decreased sales by one percent. These amounts were partially offset by higher net selling prices which increased sales by one percent, driven by plumbing products.

RESULTS OF OPERATIONS

Below is a summary of our results of operations for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	Favorable / (Unfavorable)	2024	2023	Favorable / (Unfavorable)
Net sales	$2,091	$2,127	(2)%	$4,017	$4,106	(2)%
Cost of sales	(1,306)	(1,358)	4%	(2,547)	(2,668)	5%
Gross profit	$785	$769	2%	$1,470	$1,438	2%
Gross margin	37.5%	36.2%	130 bps	36.6%	35.0%	160 bps

Selling, general and administrative expenses	$(388)	$(366)	(6)%	$(755)	$(720)	(5)%
Selling, general and administrative expenses as a percent of net sales	(18.6)%	(17.2)%	(140) bps	(18.8)%	(17.5)%	(130) bps

Operating profit	$397	$403	(1)%	$715	$718	—%
Operating profit margin	19.0%	18.9%	10 bps	17.8%	17.5%	30 bps

Three Months Ended June 30, 2024

Our gross profit for the three months ended June 30, 2024 was $785 million, which increased two percent, was positively impacted by cost savings initiatives and lower commodity costs, partially offset by unfavorable sales mix and two percent due to lower sales volume.

Our selling, general and administrative expenses for the three months ended June 30, 2024 were $388 million, which increased six percent, primarily impacted by higher employee-related costs.

Our operating profit for the three months ended June 30, 2024 was $397 million, which decreased one percent, was negatively impacted by higher selling, general and administrative expenses, partially offset by increased gross profit.

Six Months Ended June 30, 2024

Our gross profit for the six months ended June 30, 2024 was $1,470 million, which increased two percent, was positively impacted by cost savings initiatives, two percent due to higher net selling prices, as well as lower commodity costs. These amounts were partially offset by three percent due to lower sales volume, as well as unfavorable sales mix.

Our selling, general and administrative expenses for the six months ended June 30, 2024 were $755 million, which increased five percent, primarily impacted by higher employee-related costs.

Our operating profit for the six months ended June 30, 2024 was $715 million, which remained relatively flat, was negatively impacted by higher selling, general and administrative expenses, mostly offset by increased gross profit.

OTHER INCOME (EXPENSE), NET

Below is a summary of our other income (expense), net, in millions, for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	Favorable / (Unfavorable)	2024	2023	Favorable / (Unfavorable)
Interest expense	$(26)	$(28)	7%	$(50)	$(56)	11%
Other, net	(5)	(1)	(400)%	(10)	(3)	(233)%
Other income (expense), net	$(31)	$(29)	(7)%	$(61)	$(59)	(3)%

INCOME TAXES

Below is a summary of our income tax expense, in millions, and our effective tax rate for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	Favorable / (Unfavorable)	2024	2023	Favorable / (Unfavorable)
Income tax expense	$(94)	$(96)	2%	$(154)	$(160)	4%
Effective tax rate	(26)%	(26)%	— bps	(24)%	(24)%	— bps
Our effective tax rate for the six months ended June 30, 2024 and 2023 was favorably impacted by $16 million and $12 million of income tax benefits, respectively. For both periods, the income tax benefits primarily resulted from stock-based compensation and a reduction in the liability for uncertain tax positions resulting from the expiration of statutes of limitation.

NET INCOME AND INCOME PER COMMON SHARE - ATTRIBUTABLE TO MASCO CORPORATION

Below is a summary of our net income, in millions, and diluted income per common share for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	Favorable / (Unfavorable)	2024	2023	Favorable / (Unfavorable)
Net income	$258	$263	(2)%	$473	$468	1%
Diluted income per common share	$1.17	$1.16	1%	$2.14	$2.07	3%

Business Segment and Geographic Area Results

The following tables set forth our net sales and operating profit information by business segment and geographic area, dollars in millions.

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2024	2023	2024 vs. 2023	2024	2023	2024 vs. 2023
Net Sales:
Plumbing Products	$1,253	$1,225	2%	$2,445	$2,447	—%
Decorative Architectural Products	838	902	(7)%	1,572	1,659	(5)%
Total	$2,091	$2,127	(2)%	$4,017	$4,106	(2)%

North America	$1,695	$1,718	(1)%	$3,220	$3,273	(2)%
International	397	409	(3)%	797	833	(4)%
Total	$2,091	$2,127	(2)%	$4,017	$4,106	(2)%

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2024	2023	2024 vs. 2023	2024	2023	2024 vs. 2023
Operating Profit:
Plumbing Products	$247	$244	1%	$472	$450	5%
Decorative Architectural Products	174	180	(3)%	299	312	(4)%
Total	$421	$424	(1)%	$771	$762	1%

North America	$360	$358	1%	$645	$624	3%
International	61	66	(8)%	126	138	(9)%
Total	421	424	(1)%	771	762	1%
General corporate expense, net	(24)	(21)	14%	(55)	(44)	25%
Total operating profit	$397	$403	(1)%	$715	$718	—%

The following discussion of business segment and geographic area results refers to the three and six months ended June 30, 2024 compared to the same periods of 2023. Changes in operating profit in the following business segment and geographic area results discussion exclude general corporate expense, net.

BUSINESS SEGMENT RESULTS DISCUSSION

Plumbing Products
Sales
Net sales in the Plumbing Products segment increased two percent for the three months ended June 30, 2024, and remained flat for the six months ended June 30, 2024. In local currencies (including sales in currencies outside their respective functional currencies), net sales increased three percent and one percent for the three and six months ended June 30, 2024, respectively. Higher net selling prices increased sales by two percent and the acquisition of Sauna360 Group Oy ("Sauna360") increased sales by two percent for both the three and six months ended June 30, 2024. For the three months ended June 30, 2024, these amounts were partially offset by unfavorable sales mix which decreased sales by one percent. For the six months ended June 30, 2024, these amounts were mostly offset by lower sales volume which decreased sales by three percent and unfavorable sales mix which decreased sales by one percent.
Operating Results
Operating profit in the Plumbing Products segment for the three and six months ended June 30, 2024 was positively impacted by higher net selling prices and cost savings initiatives. These amounts were partially offset by lower sales volume for the six months ended June 30, 2024 and unfavorable sales mix and increased employee-related costs for the three and six months ended June 30, 2024.
Decorative Architectural Products
Sales
Net sales in the Decorative Architectural Products segment decreased seven percent and five percent for the three and six months ended June 30, 2024, respectively. These decreases were due primarily to lower sales volume for paints and other coating products and builders' hardware products and lower net selling prices for paints and other coating products for both periods.
Operating Results
Operating profit in the Decorative Architectural Products segment for the three and six months ended June 30, 2024 was negatively impacted by lower net selling prices and lower sales volume, partially offset by lower commodity costs and cost savings initiatives. For the three months ended June 30, 2024, operating profit was also positively impacted by lower marketing costs.

GEOGRAPHIC AREA RESULTS DISCUSSION

North America
Sales
North America net sales decreased one percent and two percent for the three and six months ended June 30, 2024, respectively. Lower sales volume decreased sales by two percent and three percent for the three and six months ended June 30, 2024, respectively, and unfavorable sales mix decreased sales by one percent for both periods. This was partially offset by the acquisition of Sauna360 which increased sales by one percent for both periods.
Operating Results
North America operating profit for the three and six months ended June 30, 2024 was positively impacted by cost saving initiatives and lower commodity costs. For the three and six months ended June 30, 2024, these amounts were partially offset by lower sales volume, increased employee-related costs and unfavorable sales mix.

International
Sales
International net sales decreased three percent and four percent for the three and six months ended June 30, 2024, respectively. In local currencies (including sales in currencies outside their respective functional currencies), net sales decreased one percent and three percent for the three and six months ended June 30, 2024, respectively. Lower sales volume decreased sales by two percent for the six months ended June 30, 2024 and unfavorable sales mix decreased sales by two percent and one percent for the three and six months ended June 30, 2024, respectively. These amounts were partially offset by higher net selling prices which increased sales by one percent for both periods.
Operating Results
International operating profit for the three and six months ended June 30, 2024 was negatively impacted by unfavorable sales mix and unfavorable foreign currency translation. For the six months ended June 30, 2024, operating profit was also negatively impacted by lower sales volume. For the three and six months ended June 30, 2024, these amounts were partially offset by cost saving initiatives and increased net selling prices.

Liquidity and Capital Resources

Overview of Capital Structure
We had cash and cash investments of approximately $398 million and $634 million at June 30, 2024 and December 31, 2023, respectively. Our cash and cash investments consist of overnight interest bearing money market demand accounts, time deposit accounts, and money market mutual funds containing government securities and treasury obligations. While we attempt to diversify these investments in a prudent manner to minimize risk, it is possible that future changes in the financial markets could affect the security or availability of these investments. Of the cash and cash investments we held at June 30, 2024 and December 31, 2023, $284 million and $323 million, respectively, was held in our foreign subsidiaries. If these funds were needed for our operations in the U.S., their repatriation into the U.S. would not result in significant additional U.S. income tax or foreign withholding tax, as we have recorded such taxes on substantially all undistributed foreign earnings, except for those that are legally restricted.
Our current ratio was 1.8 to 1 and 1.7 to 1 at June 30, 2024 and December 31, 2023, respectively.
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
The 2022 Credit Agreement contains financial covenants requiring us to maintain (A) a net leverage ratio, as adjusted for certain items, not exceeding 4.0 to 1.0, and (B) an interest coverage ratio, as adjusted for certain items, not less than 2.5 to 1.0. We were in compliance with all covenants and no borrowings were outstanding at June 30, 2024.

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
Other Liquidity and Capital Resource Activities
On May 9, 2023, our Hansgrohe SE subsidiary entered into €70 million ($77 million) of short-term borrowings to support working capital needs. The loans contained no financial covenants and the full amount remained borrowed and outstanding at a weighted average interest rate of 4.173% at June 30, 2023, and was fully repaid at December 31, 2023.
As part of our ongoing efforts to improve our cash flow and related liquidity, we work with suppliers to optimize our terms and conditions, including extending payment terms. We also facilitate a voluntary supply chain finance program (the "program") to provide certain of our suppliers with the opportunity to sell receivables due from us to participating financial institutions at the sole discretion of both the suppliers and the financial institutions. The amounts confirmed as valid under the program and included in accounts payable were $53 million at both June 30, 2024 and December 31, 2023. Of the amounts confirmed as valid under the program, the amounts owed to participating financial institutions were $21 million and $28 million at June 30, 2024 and December 31, 2023, respectively. All payments made under the program are recorded as a decrease in accounts payable and accrued liabilities, net, in our condensed consolidated statements of cash flows. A downgrade in our credit rating or changes in the financial markets could limit the financial institutions’ willingness to commit funds to, and participate in, the program. We do not believe such risk would have a material impact on our working capital or cash flows, as substantially all of our payments are made outside of the program.
Share Repurchases
Effective October 20, 2022, our Board of Directors authorized the repurchase, for retirement, of up to $2.0 billion of shares of our common stock, exclusive of excise tax, in open-market transactions or otherwise. During the six months ended June 30, 2024, we repurchased and retired approximately 4.1 million shares of our common stock (including 0.4 million shares to offset the dilutive impact of restricted stock units granted in the six months ended June 30, 2024) for approximately $292 million, inclusive of excise tax of $2 million. At June 30, 2024, we had approximately $1.4 billion remaining under the 2022 authorization.
Cash Flows
For the six months ended June 30, 2024, net cash provided by operations was $252 million, primarily driven by operating profit, partially offset by changes in working capital.
For the six months ended June 30, 2024, net cash used for financing activities was $404 million, primarily due to $290 million for the repurchase and retirement of our common stock, $128 million for the payment of cash dividends, $33 million for employee withholding taxes paid on stock-based compensation, $15 million for the purchase of the remaining equity interest in Easy Sanitary Solutions B.V., and $12 million for dividends paid to noncontrolling interest. These uses of cash were partially offset by $75 million of proceeds from the exercise of stock options.
For the six months ended June 30, 2024, net cash used for investing activities was $80 million, primarily driven by $74 million of capital expenditures.

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
The Company's Principal Executive Officer and Principal Financial Officer have concluded, based on an evaluation of the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15 that, as of June 30, 2024, the Company's disclosure controls and procedures were effective.

b. Changes in Internal Control over Financial Reporting.
In connection with the evaluation of the Company's internal control over financial reporting that occurred during the quarter ended June 30, 2024, which is required under the Securities Exchange Act of 1934 by paragraph (d) of Exchange Rules 13a-15 or 15d-15 (as defined in paragraph (f) of Rule 13a-15), management determined that there was no change that materially affected or is reasonably likely to materially affect internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding the repurchase of our common stock for the three months ended June 30, 2024 under the 2022 share repurchase authorization:

Period	Total Number Of Shares Purchased	Average Price Paid Per Common Share	Total Number Of Shares Purchased As Part Of Publicly Announced Plans or Programs	Maximum Value Of Shares That May Yet Be Purchased Under The Plans Or Programs
4/1/24 - 4/30/24	776,908	$73.38	776,908	$1,442,487,966
5/1/24 - 5/31/24	776,946	$70.03	776,946	$1,388,081,164
6/1/24 - 6/30/24	463,613	$67.74	463,613	$1,356,677,192
Total for the quarter	2,017,467	$70.79	2,017,467	$1,356,677,192

Item 5. Other Information

Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements
During the three months ended June 30, 2024, none of our officers or directors adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement.

MASCO CORPORATION

PART II.  OTHER INFORMATION, Continued
Item 6. Exhibits

10.a	Non-Employee Directors Equity Program under Masco Corporation's 2024 Long Term Stock Incentive Plan.
10.b	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors (for awards on or after May 10, 2024).
31.a	Certification by Chief Executive Officer required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
31.b	Certification by Chief Financial Officer required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
32	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.
101
The following financial information from Masco Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Shareholders' Equity, and (vi) Notes to Condensed Consolidated Financial Statements.

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
July 25, 2024