Form 10-Q
period 2024-09-30
MASCO CORP /DE/
filed 2024-10-29
CIK 62996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
    ☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
or
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at September 30, 2024
Common stock, par value $1.00 per share	215,748,893

MASCO CORPORATION

INDEX

MASCO CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

September 30, 2024 and December 31, 2023
(In Millions, Except Share Data)

	September 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash investments	$646	$634
Receivables	1,152	1,090
Inventories	1,013	1,022
Prepaid expenses and other	153	110
Total current assets	2,965	2,856
Property and equipment, net	1,125	1,121
Goodwill	610	604
Other intangible assets, net	230	377
Operating lease right-of-use assets	238	268
Other assets	128	139
Total assets	$5,296	$5,363

LIABILITIES
Current liabilities:
Accounts payable	$874	$840
Notes payable	3	3
Accrued liabilities	742	852
Total current liabilities	1,618	1,695
Long-term debt	2,945	2,945
Noncurrent operating lease liabilities	230	258
Other liabilities	360	349
Total liabilities	$5,154	$5,247

Commitments and contingencies (Note M)
Redeemable noncontrolling interest	—	18

EQUITY
Masco Corporation's shareholders' equity:
Common shares, par value $1 per share Authorized shares: 1,400,000,000; Issued and outstanding: 2024 – 215,700,000; 2023 – 220,600,000	216	221
Preferred shares authorized: 1,000,000; Issued and outstanding: 2024 and 2023 – None	—	—
Paid-in capital	—	—
Retained deficit	(551)	(596)
Accumulated other comprehensive income	247	249
Total Masco Corporation's shareholders' deficit	(88)	(126)
Noncontrolling interest	230	224
Total equity	142	98
Total liabilities and equity	$5,296	$5,363
See notes to condensed consolidated financial statements.
Amounts may not add due to rounding.

MASCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
For the Three and Nine Months Ended September 30, 2024 and 2023
(In Millions, Except Per Common Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net sales	$1,983	$1,979	$6,000	$6,085
Cost of sales	1,258	1,235	3,805	3,903
Gross profit	725	744	2,195	2,182
Selling, general and administrative expenses	368	361	1,123	1,081
Operating profit	357	383	1,073	1,101
Other income (expense), net:
Interest expense	(25)	(26)	(75)	(82)
Other, net	(85)	(11)	(95)	(14)
	(109)	(37)	(170)	(96)
Income before income taxes	248	346	903	1,005
Income tax expense	68	86	222	246
Net income	180	260	681	759
Less: Net income attributable to noncontrolling interest	13	11	41	42
Net income attributable to Masco Corporation	$167	$249	$640	$717

Income per common share attributable to Masco Corporation:
Basic:
Net income	$0.77	$1.11	$2.92	$3.19
Diluted:
Net income	$0.77	$1.10	$2.91	$3.17

See notes to condensed consolidated financial statements.
Amounts may not add due to rounding.

MASCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
For the Three and Nine Months Ended September 30, 2024 and 2023
(In Millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income	$180	$260	$681	$759
Less: Net income attributable to noncontrolling interest	13	11	41	42
Net income attributable to Masco Corporation	$167	$249	$640	$717
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	$33	$(25)	$(1)	$(10)
Pension and other post-retirement benefits	—	1	1	1
Other comprehensive income (loss), net of tax	33	(24)	—	(9)
Less: Other comprehensive income (loss) attributable to noncontrolling interest	9	(6)	2	(6)
Other comprehensive income (loss) attributable to Masco Corporation	$24	$(18)	$(2)	$(3)
Total comprehensive income	$213	$236	$681	$750
Less: Total comprehensive income attributable to noncontrolling interest	22	5	43	36
Total comprehensive income attributable to Masco Corporation	$192	$231	$637	$714

See notes to condensed consolidated financial statements.
Amounts may not add due to rounding.

MASCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
For the Nine Months Ended September 30, 2024 and 2023
(In Millions)

	Nine Months Ended September 30,
	2024	2023
CASH FLOWS FROM (FOR) OPERATING ACTIVITIES:
Cash provided by operations	$957	$954
Increase in receivables	(142)	(120)
(Increase) decrease in inventories	(52)	199
Decrease in accounts payable and accrued liabilities, net	(94)	(105)
Net cash from operating activities	668	928

CASH FLOWS FROM (FOR) FINANCING ACTIVITIES:
Purchase of Company common stock	(482)	(126)
Cash dividends paid	(191)	(193)
Purchase of redeemable noncontrolling interest	(15)	—
Dividends paid to noncontrolling interest	(25)	(49)
Proceeds from short-term borrowings	—	77
Payment of short-term borrowings	—	(11)
Payment of term loan	—	(200)
Proceeds from the exercise of stock options	76	37
Employee withholding taxes paid on stock-based compensation	(34)	(29)
Decrease in debt, net	(2)	(4)
Net cash for financing activities	(673)	(498)

CASH FLOWS FROM (FOR) INVESTING ACTIVITIES:
Capital expenditures	(112)	(181)
Acquisition of business, net of cash acquired	(4)	(136)
Proceeds from disposition of business, net of cash disposed	131	—
Other, net	(3)	(4)
Net cash from (for) investing activities	12	(321)

Effect of exchange rate changes on cash and cash investments	5	(1)

CASH AND CASH INVESTMENTS:
Increase for the period	12	108
At January 1	634	452
At September 30	$646	$560

See notes to condensed consolidated financial statements.
Amounts may not add due to rounding.

MASCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)
For the Three and Nine Months Ended September 30, 2024 and 2023
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

MASCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited) (Concluded)
For the Three and Nine Months Ended September 30, 2024 and 2023
(In Millions, Except Per Common Share Data)

	Total	Common Shares ($1 par value)	Paid-In Capital	Retained (Deficit) Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest
Balance, January 1, 2024	$98	$221	$—	$(596)	$249	$224
Total comprehensive income (loss)	205	—	—	215	(18)	8
Shares issued	56	2	54	—	—	—
Shares retired:
Repurchased	(148)	(2)	(77)	(68)	—	—
Surrendered (non-cash)	(14)	—	—	(13)	—	—
Cash dividends declared	(64)	—	—	(64)	—	—
Redemption of redeemable noncontrolling interest	4	—	4	—	—	—
Stock-based compensation	20	—	20	—	—	—
Balance, March 31, 2024	$157	$220	$—	$(527)	$231	$232
Total comprehensive income (loss)	262	—	—	258	(9)	13
Shares retired:
Repurchased	(144)	(2)	(8)	(134)	—	—
Cash dividends declared	(64)	—	—	(64)	—	—
Dividends declared to noncontrolling interest	(37)	—	—	—	—	(37)
Stock-based compensation	8	—	8	—	—	—
Balance, June 30, 2024	$182	$218	$—	$(467)	$223	$208
Total comprehensive income	213	—	—	167	24	22
Shares retired:
Repurchased	(194)	(3)	(3)	(188)	—	—
Cash dividends declared	(63)	—	—	(63)	—	—
Stock-based compensation	3	—	3	—	—	—
Balance, September 30, 2024	$142	$216	$—	$(551)	$247	$230
See notes to condensed consolidated financial statements.
Amounts may not add due to rounding.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

A. ACCOUNTING POLICIES

In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments, of a normal recurring nature, necessary to fairly state our financial position at September 30, 2024, our results of operations and comprehensive income (loss) for the three and nine months ended September 30, 2024 and 2023, cash flows for the nine months ended September 30, 2024 and 2023 and changes in shareholders' equity for the three and nine months ended September 30, 2024 and 2023. The condensed consolidated balance sheet at December 31, 2023 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted ("GAAP") in the United States of America. Within the financial statements and tables presented, certain columns and rows may not add due to the use of rounded numbers for disclosure purposes.
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

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
B. ACQUISITIONS

In the third quarter of 2023, we acquired all of the share capital of Sauna360 Group Oy (“Sauna360”) for approximately €124 million ($136 million), net of cash acquired. Sauna360 has a portfolio of products that includes traditional, infrared, and wood-burning saunas as well as steam showers. The business is included within the Plumbing Products segment. In connection with this acquisition, we recognized $22 million of indefinite-lived intangible assets, which is related to trademarks, and $45 million of definite-lived intangible assets, primarily related to customer relationships. The definite-lived intangible assets are being amortized on a straight-line basis over a weighted average amortization period of 16 years. We also recognized $60 million of goodwill, which is not tax deductible, and is related primarily to the expected synergies from combining the operations into our business. During the fourth quarter of 2023 and third quarter of 2024, we updated the allocation of the purchase price to certain identifiable assets and liabilities based on analysis of information as of the acquisition date, which resulted in a $1 million decrease and a $2 million increase to goodwill, respectively.
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

C. DIVESTITURES

In the third quarter of 2024, we sold our Kichler Lighting ("Kichler") business, a provider of decorative residential and light commercial lighting products, ceiling fans, and LED lighting systems, for preliminary consideration of $125 million, net of cash disposed, and subject to final closing adjustments. In connection with the divestiture, we recognized a preliminary loss of $81 million for the three and nine months ended September 30, 2024, which is included in other, net in our condensed consolidated statements of operations. The sale of Kichler did not represent a strategic shift that will have a major effect on our operations and financial results and therefore was not presented as discontinued operations. Prior to the divestiture, the results of the business were included in our Decorative Architectural Products segment.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
D. REVENUE

Our revenues are derived from sales to customers in the following geographic areas: North America and International, which are particularly in Europe. Net sales from these geographic areas, by segment, were as follows, in millions:

	Three Months Ended September 30, 2024
	Plumbing Products	Decorative Architectural Products	Total
Primary geographic areas:
North America	$831	$764	$1,595
International	388	—	388
Total	$1,219	$764	$1,983

	Nine Months Ended September 30, 2024
	Plumbing Products	Decorative Architectural Products	Total
Primary geographic areas:
North America	$2,480	$2,336	$4,815
International	1,185	—	1,185
Total	$3,665	$2,336	$6,000

	Three Months Ended September 30, 2023
	Plumbing Products	Decorative Architectural Products	Total
Primary geographic areas:
North America	$814	$788	$1,602
International	377	—	377
Total	$1,191	$788	$1,979

	Nine Months Ended September 30, 2023
	Plumbing Products	Decorative Architectural Products	Total
Primary geographic areas:
North America	$2,428	$2,447	$4,875
International	1,210	—	1,210
Total	$3,638	$2,447	$6,085
We recognized $1 million and $8 million of revenue for the three months ended September 30, 2024 and 2023, respectively, related to performance obligations settled in previous quarters of the same year. We recognized $7 million and $8 million of revenue for the three and nine months ended September 30, 2024, respectively, and $6 million and $11 million of revenue for the three and nine months ended September 30, 2023, respectively, related to performance obligations settled in previous years.
Our contract asset balance was $2 million and $3 million at September 30, 2024 and December 31, 2023, respectively. Our contract liability balance was $15 million and $45 million at September 30, 2024 and December 31, 2023, respectively.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
D. REVENUE (Concluded)
Changes in the allowance for credit losses deducted from accounts receivable were as follows, in millions:

	Nine Months Ended September 30, 2024	Twelve Months Ended December 31, 2023
Balance at January 1	$11	$8
Provision for expected credit losses during the period	2	7
Write-offs charged against the allowance	(5)	(6)
Recoveries of amounts previously written off	1	1
Balance at end of period	$10	$11

E. DEPRECIATION AND AMORTIZATION

Depreciation and amortization expense was $113 million and $107 million for the nine months ended September 30, 2024 and 2023, respectively.

F. INVENTORIES

The components of inventory were as follows, in millions:

	At September 30, 2024	At December 31, 2023
Finished goods	$594	$630
Raw materials	322	298
Work in process	96	94
Total	$1,013	$1,022

G. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill at September 30, 2024, by segment, was as follows, in millions:

	Gross Goodwill At September 30, 2024	Accumulated Impairment Losses	Net Goodwill At September 30, 2024
Plumbing Products	$680	$(301)	$380
Decorative Architectural Products (A)	305	(75)	230
Total	$986	$(376)	$610

(A)    As a result of the divestiture of Kichler in the third quarter of 2024, both gross goodwill and accumulated impairment losses for the Decorative Architectural Products segment were reduced by $64 million as the goodwill had been fully impaired prior to the divestiture.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
G. GOODWILL AND OTHER INTANGIBLE ASSETS (Concluded)
The changes in the carrying amount of goodwill for the nine months ended September 30, 2024, by segment, were as follows, in millions:

	Gross Goodwill At December 31, 2023	Accumulated Impairment Losses	Net Goodwill At December 31, 2023	Acquisitions (B)	Foreign Currency Translation	Net Goodwill At September 30, 2024
Plumbing Products	$677	$(301)	$377	$2	$1	$380
Decorative Architectural Products	366	(139)	227	4	—	230
Total	$1,043	$(440)	$604	$6	$1	$610

(B)    In the third quarter of 2024, we recognized $2 million of goodwill in our Plumbing Products segment related to our acquisition of Sauna360 (refer to Note B for additional information). In the second quarter of 2024, we recognized $4 million of goodwill in our Decorative Architectural Products segment related to an immaterial acquisition.

The carrying value of our other indefinite-lived intangible assets was $81 million and $108 million at September 30, 2024 and December 31, 2023, respectively, and principally included registered trademarks. The carrying value of our definite-lived intangible assets was $149 million (net of accumulated amortization of $97 million) at September 30, 2024 and $269 million (net of accumulated amortization of $120 million) at December 31, 2023, and principally included customer relationships. The decrease in our indefinite-lived intangible assets and definite-lived intangible assets is primarily a result of the divestiture of Kichler.

H. SUPPLIER FINANCE PROGRAM

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
All outstanding payments owed under the program are recorded within accounts payable in our condensed consolidated balance sheets. The amounts confirmed as valid under the program and included in accounts payable were $52 million and $53 million at September 30, 2024 and December 31, 2023, respectively. Of the amounts confirmed as valid under the program, the amounts owed to participating financial institutions were $28 million at both September 30, 2024 and December 31, 2023. All payments made under the program are recorded as a decrease in accounts payable and accrued liabilities, net, in our condensed consolidated statements of cash flows.

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
The 2022 Credit Agreement provides for an unsecured revolving credit facility available to us and one of our foreign subsidiaries in U.S. dollars, European euros, British pounds sterling and certain other currencies for revolving credit loans, swingline loans and letters of credit. Borrowings under the revolving credit loans denominated in any agreed upon currency other than U.S. dollars are limited to the equivalent of $500 million. We can also borrow swingline loans up to $125 million and obtain letters of credit of up to $25 million. Outstanding letters of credit under the 2022 Credit Agreement reduce our borrowing capacity and we had no outstanding letters of credit under the 2022 Credit Agreement at September 30, 2024.
The 2022 Credit Agreement contains financial covenants requiring us to maintain (A) a net leverage ratio, as adjusted for certain items, not exceeding 4.0 to 1.0, and (B) an interest coverage ratio, as adjusted for certain items, not less than 2.5 to 1.0.
In order for us to borrow under the 2022 Credit Agreement, there must not be any default in our covenants in the 2022 Credit Agreement (i.e., in addition to the two financial covenants described above, principally limitations on subsidiary debt, negative pledge restrictions, and requirements relating to legal compliance, maintenance of our properties and insurance) and our representations and warranties in the 2022 Credit Agreement must be true in all material respects on the date of borrowing (i.e., principally no material adverse change or litigation likely to result in a material adverse change, since December 31, 2021, no material ERISA or environmental non-compliance, and no material tax deficiency). We were in compliance with all covenants and no borrowings were outstanding at September 30, 2024.
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
On May 9, 2023, our Hansgrohe SE subsidiary entered into €70 million ($77 million) of short-term borrowings to support working capital needs. The loans contained no financial covenants and €60 million ($63 million) remained borrowed and outstanding at a weighted average interest rate of 4.807% at September 30, 2023, and was fully repaid at December 31, 2023.
Fair Value of Debt. The fair value of our short-term and long-term fixed-rate debt instruments is based principally upon modeled market prices for the same or similar issues, which are Level 1 inputs. The aggregate estimated market value of our short-term and long-term debt at September 30, 2024 was approximately $2.7 billion, compared with the aggregate carrying value of $3.0 billion. The aggregate estimated market value of our short-term and long-term debt at December 31, 2023 was approximately $2.6 billion, compared with the aggregate carrying value of $3.0 billion.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
J. SEGMENT INFORMATION

Information by segment and geographic area was as follows, in millions:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	2024	2023	2024	2023	2024	2023
	Net Sales (A)		Operating Profit		Net Sales (A)		Operating Profit
Our operations by segment were:
Plumbing Products	$1,219	$1,191	$240	$223	$3,665	$3,638	$713	$673
Decorative Architectural Products	764	788	138	181	2,336	2,447	436	493
Total	$1,983	$1,979	$378	$404	$6,000	$6,085	$1,149	$1,166
Our operations by geographic area were:
North America	$1,595	$1,602	$322	$348	$4,815	$4,875	$967	$972
International	388	377	56	56	1,185	1,210	182	194
Total, as above	$1,983	$1,979	378	404	$6,000	$6,085	1,149	1,166
General corporate expense, net			(21)	(21)			(76)	(65)
Operating profit			357	383			1,073	1,101
Other income (expense), net			(109)	(37)			(170)	(96)
Income before income taxes			$248	$346			$903	$1,005

(A)    Inter-segment sales were not material.

K. INCOME TAXES

Our effective tax rate was 27 percent and 25 percent for the three and nine months ended September 30, 2024, respectively, and was 25 percent and 24 percent for the three and nine months ended September 30, 2023, respectively. Our effective tax rate for the three months ended September 30, 2024 was unfavorably impacted primarily by $4 million of income tax expense resulting from adjustments to reflect filed tax returns and an increase in the liability for uncertain tax positions.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
L. INCOME PER COMMON SHARE

Reconciliations of the numerators and denominators used in the computations of basic and diluted income per common share were as follows, in millions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator (basic and diluted):
Net income	$167	$249	$640	$717
Less: Allocation to unvested restricted stock awards	—	—	—	—
Net income attributable to common shareholders	$167	$249	$640	$717

Denominator:
Basic common shares (based upon weighted average)	217	225	219	225
Add: Dilutive effect of stock options and other stock-based incentives	—	1	1	1
Diluted common shares	218	226	220	226
For the three and nine months ended September 30, 2024 and 2023, we allocated dividends and undistributed earnings to the unvested restricted stock awards.
The following stock options, restricted stock units and performance restricted stock units were excluded from the computation of weighted-average diluted common shares outstanding due to their anti-dilutive effect, in thousands:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Number of stock options	53	392	168	861
Number of restricted stock units	—	8	—	4
Number of performance restricted stock units	—	15	—	15
Effective October 20, 2022, our Board of Directors authorized the repurchase, for retirement, of up to $2.0 billion of shares of our common stock, exclusive of excise tax, in open-market transactions or otherwise. During the nine months ended September 30, 2024, we repurchased and retired approximately 6.6 million shares of our common stock (including 0.5 million shares to offset the dilutive impact of restricted stock units granted in the nine months ended September 30, 2024) for approximately $486 million, inclusive of excise tax of $3 million. At September 30, 2024, we had approximately $1.2 billion remaining under the 2022 authorization.
We have declared and paid cash dividends per common share of $0.290 and $0.870 for the three and nine months ended September 30, 2024, respectively, and $0.285 and $0.855 for the three and nine months ended September 30, 2023, respectively.

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
Warranty.    Changes in our warranty liability were as follows, in millions:

	Nine Months Ended September 30, 2024	Twelve Months Ended December 31, 2023
Balance at January 1	$83	$80
Accruals for warranties issued during the period	29	35
Accruals related to pre-existing warranties	4	7
Settlements made (in cash or kind) during the period	(34)	(42)
Other, net (including currency translation, acquisitions, and divestitures)	(2)	2
Balance at end of period	$80	$83

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

THIRD QUARTER 2024 AND THE FIRST NINE MONTHS 2024 VERSUS
THIRD QUARTER 2023 AND THE FIRST NINE MONTHS 2023

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
The following discussion of consolidated results of operations refers to the three and nine months ended September 30, 2024 compared to the same periods of 2023.

NET SALES

Below is a summary of our net sales, in millions, for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	Change	2024	2023	Change
Net sales, as reported	$1,983	$1,979	—%	$6,000	$6,085	(1)%
Acquisitions	(13)	—		(58)	—
Divestitures	—	(9)		—	(9)
Net sales, excluding acquisitions and divestitures	1,970	1,969	—%	5,942	6,076	(2)%
Currency translation	6	—		24	—
Net sales, excluding acquisitions, divestitures and the effect of currency translation	$1,976	$1,969	—%	$5,966	$6,076	(2)%

Our net sales for the three months ended September 30, 2024 were $1,983 million, which remained flat compared to the three months ended September 30, 2023. Excluding acquisitions, divestitures and the effect of currency translation, net sales remained flat primarily due to higher sales volume of plumbing products which increased sales by one percent, mostly offset by unfavorable sales mix of plumbing products which decreased sales by one percent.
Our net sales for the nine months ended September 30, 2024 were $6,000 million, which decreased one percent compared to the nine months ended September 30, 2023. Excluding acquisitions, divestitures and the effect of currency translation, net sales decreased two percent. Our net sales for the nine months ended September 30, 2024 decreased primarily due to lower sales volume across the entire company which decreased sales by two percent, lower net selling prices of decorative architectural products which decreased sales by one percent and unfavorable sales mix of plumbing products which decreased sales by one percent. These amounts were partially offset by higher net selling prices of plumbing products which increased sales by one percent.

RESULTS OF OPERATIONS

Below is a summary of our results of operations for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	Favorable / (Unfavorable)	2024	2023	Favorable / (Unfavorable)
Net sales	$1,983	$1,979	—%	$6,000	$6,085	(1)%
Cost of sales	(1,258)	(1,235)	(2)%	(3,805)	(3,903)	3%
Gross profit	$725	$744	(3)%	$2,195	$2,182	1%
Gross margin	36.6%	37.6%	(100) bps	36.6%	35.9%	70 bps

Selling, general and administrative expenses	$(368)	$(361)	(2)%	$(1,123)	$(1,081)	(4)%
Selling, general and administrative expenses as a percent of net sales	(18.6)%	(18.2)%	(40) bps	(18.7)%	(17.8)%	(90) bps

Operating profit	$357	$383	(7)%	$1,073	$1,101	(3)%
Operating profit margin	18.0%	19.4%	(140) bps	17.9%	18.1%	(20) bps

Three Months Ended September 30, 2024

Our gross profit for the three months ended September 30, 2024 was $725 million, which decreased three percent, and was negatively impacted by five percent due to the non-recurrence of the receipt of an insurance settlement payment in 2023, as well as higher commodity costs and unfavorable sales mix, partially offset by cost savings initiatives.

Our selling, general and administrative expenses for the three months ended September 30, 2024 were $368 million, which increased two percent, and were primarily impacted by higher marketing costs.

Our operating profit for the three months ended September 30, 2024 was $357 million, which decreased seven percent, and was negatively impacted by decreased gross profit and higher selling, general and administrative expenses.

Nine Months Ended September 30, 2024

Our gross profit for the nine months ended September 30, 2024 was $2,195 million, which increased one percent, and was positively impacted by cost savings initiatives and one percent due to higher net selling prices. These amounts were partially offset by two percent due to the non-recurrence of the receipt of an insurance settlement payment in 2023, two percent due to lower sales volume, as well as unfavorable sales mix and one percent due to unfavorable foreign currency translation.

Our selling, general and administrative expenses for the nine months ended September 30, 2024 were $1,123 million, which increased four percent, and were primarily impacted by higher employee-related costs.

Our operating profit for the nine months ended September 30, 2024 was $1,073 million, which decreased three percent, and was negatively impacted by higher selling, general and administrative expenses, partially offset by increased gross profit.

OTHER INCOME (EXPENSE), NET

Below is a summary of our other income (expense), net, in millions, for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	Favorable / (Unfavorable)	2024	2023	Favorable / (Unfavorable)
Interest expense	$(25)	$(26)	4%	$(75)	$(82)	9%
Other, net	(85)	(11)	(673)%	(95)	(14)	(579)%
Other income (expense), net	$(109)	$(37)	(195)%	$(170)	$(96)	(77)%
Other, net included a preliminary loss on the sale of Kichler Lighting ("Kichler") of $81 million for the three and nine months ended September 30, 2024.

INCOME TAXES

Below is a summary of our income tax expense, in millions, and our effective tax rate for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	Favorable / (Unfavorable)	2024	2023	Favorable / (Unfavorable)
Income tax expense	$(68)	$(86)	21%	$(222)	$(246)	10%
Effective tax rate	(27)%	(25)%	(200) bps	(25)%	(24)%	(100) bps
Our effective tax rate for the three months ended September 30, 2024 was unfavorably impacted primarily by $4 million of income tax expense resulting from adjustments to reflect filed tax returns and an increase in the liability for uncertain tax positions.

NET INCOME AND INCOME PER COMMON SHARE - ATTRIBUTABLE TO MASCO CORPORATION

Below is a summary of our net income, in millions, and diluted income per common share for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	Favorable / (Unfavorable)	2024	2023	Favorable / (Unfavorable)
Net income	$167	$249	(33)%	$640	$717	(11)%
Diluted income per common share	$0.77	$1.10	(30)%	$2.91	$3.17	(8)%

Business Segment and Geographic Area Results

The following tables set forth our net sales and operating profit information by business segment and geographic area, dollars in millions.

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2024	2023	2024 vs. 2023	2024	2023	2024 vs. 2023
Net Sales:
Plumbing Products	$1,219	$1,191	2%	$3,665	$3,638	1%
Decorative Architectural Products	764	788	(3)%	2,336	2,447	(5)%
Total	$1,983	$1,979	—%	$6,000	$6,085	(1)%

North America	$1,595	$1,602	—%	$4,815	$4,875	(1)%
International	388	377	3%	1,185	1,210	(2)%
Total	$1,983	$1,979	—%	$6,000	$6,085	(1)%

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2024	2023	2024 vs. 2023	2024	2023	2024 vs. 2023
Operating Profit:
Plumbing Products	$240	$223	8%	$713	$673	6%
Decorative Architectural Products	138	181	(24)%	436	493	(12)%
Total	$378	$404	(6)%	$1,149	$1,166	(1)%

North America	$322	$348	(7)%	$967	$972	(1)%
International	56	56	—%	182	194	(6)%
Total	378	404	(6)%	1,149	1,166	(1)%
General corporate expense, net	(21)	(21)	—%	(76)	(65)	17%
Total operating profit	$357	$383	(7)%	$1,073	$1,101	(3)%

The following discussion of business segment and geographic area results refers to the three and nine months ended September 30, 2024 compared to the same periods of 2023. Changes in operating profit in the following business segment and geographic area results discussion exclude general corporate expense, net.

BUSINESS SEGMENT RESULTS DISCUSSION

Plumbing Products
Sales
Net sales in the Plumbing Products segment increased two percent and one percent for the three and nine months ended September 30, 2024, respectively. In local currencies (including sales in currencies outside their respective functional currencies), net sales increased two percent and one percent for the three and nine months ended September 30, 2024, respectively. For the three months ended September 30, 2024, higher sales volume increased sales by two percent and the acquisition of Sauna360 Group Oy ("Sauna360") increased sales by one percent. These increases were partially offset by unfavorable sales mix which decreased sales by one percent. For the nine months ended September 30, 2024, higher net selling prices and the acquisition of Sauna360 each increased sales by two percent. These increases were partially offset by lower sales volume and an unfavorable sales mix which each decreased sales by one percent.
Operating Results
Operating profit in the Plumbing Products segment for the three months ended September 30, 2024 was positively impacted by cost savings initiatives and higher sales volume, partially offset by higher commodity and transportation costs and unfavorable sales mix. Operating profit for the nine months ended September 30, 2024 was positively impacted by cost savings initiatives and higher net selling prices, partially offset by unfavorable sales mix and increased employee-related costs.
Decorative Architectural Products
Sales
Net sales in the Decorative Architectural Products segment decreased three percent and five percent for the three and nine months ended September 30, 2024, respectively. For the three months ended September 30, 2024, the decrease was due primarily to the divestiture of our Kichler business and lower sales volume of builders' hardware and lighting products. For the nine months ended September 30, 2024, the decrease was due primarily to lower sales volume and lower net selling prices across the segment.
Operating Results
Operating profit in the Decorative Architectural Products segment for the three months ended September 30, 2024 was negatively impacted by the non-recurrence of the receipt of an insurance settlement payment in 2023, higher marketing costs, and lower sales volume, partially offset by cost savings initiatives. Operating profit for the nine months ended September 30, 2024 was negatively impacted by the non-recurrence of the receipt of an insurance settlement payment in 2023, lower net selling prices, and lower sales volume, partially offset by cost savings initiatives.

GEOGRAPHIC AREA RESULTS DISCUSSION

North America
Sales
North America net sales were flat for the three months ended September 30, 2024 and decreased one percent for the nine months ended September 30, 2024. For the three months ended September 30, 2024, sales increased one percent due to the acquisition of Sauna360, mostly offset by one percent due to the divestiture of Kichler. For the nine months ended September 30, 2024, lower sales volume decreased sales by two percent and lower net selling prices of decorative architectural products decreased sales by one percent, partially offset by the acquisition of Sauna360 and higher net selling prices of plumbing products which each increased sales by one percent.

Operating Results
North America operating profit for the three months ended September 30, 2024 was negatively impacted by the non-recurrence of the receipt of an insurance settlement payment in 2023 and higher marketing costs, partially offset by cost savings initiatives. For the nine months ended September 30, 2024, operating profit was negatively impacted by the non-recurrence of the receipt of an insurance settlement payment in 2023, lower sales volume, unfavorable sales mix and higher employee-related costs, partially offset by cost savings initiatives and higher net selling prices.
International
Sales
International net sales increased three percent for the three months ended September 30, 2024, and in local currencies (including sales in currencies outside their respective functional currencies), net sales increased three percent. Higher sales volume increased sales by five percent and higher net selling prices increased sales by one percent, partially offset by unfavorable sales mix which decreased sales by three percent. International net sales decreased two percent for the nine months ended September 30, 2024, and in local currencies, net sales decreased one percent. Unfavorable sales mix decreased sales two percent, partially offset by higher net selling prices which increased sales by one percent.
Operating Results
International operating profit for the three months ended September 30, 2024 increased primarily due to higher sales volume, mostly offset by unfavorable sales mix. For the nine months ended September 30, 2024, operating profit was negatively impacted by unfavorable sales mix, higher employee-related costs and unfavorable foreign currency translation, partially offset by cost savings initiatives and higher net selling prices.

Liquidity and Capital Resources

Overview of Capital Structure
We had cash and cash investments of approximately $646 million and $634 million at September 30, 2024 and December 31, 2023, respectively. Our cash and cash investments consist of overnight interest bearing money market demand accounts, time deposit accounts, and money market mutual funds containing government securities and treasury obligations. While we attempt to diversify these investments in a prudent manner to minimize risk, it is possible that future changes in the financial markets could affect the security or availability of these investments. Of the cash and cash investments we held at September 30, 2024 and December 31, 2023, $332 million and $323 million, respectively, was held in our foreign subsidiaries. If these funds were needed for our operations in the U.S., their repatriation into the U.S. would not result in significant additional U.S. income tax or foreign withholding tax, as we have recorded such taxes on substantially all undistributed foreign earnings, except for those that are legally restricted.
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
Under the 2022 Credit Agreement, at our request and subject to certain conditions, we can increase the aggregate commitment up to an additional $500 million with the current lenders or new lenders. See Note I to the condensed consolidated financial statements for additional information.

The 2022 Credit Agreement contains financial covenants requiring us to maintain (A) a net leverage ratio, as adjusted for certain items, not exceeding 4.0 to 1.0, and (B) an interest coverage ratio, as adjusted for certain items, not less than 2.5 to 1.0. We were in compliance with all covenants and no borrowings were outstanding at September 30, 2024.
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
Other Liquidity and Capital Resource Activities
On May 9, 2023, our Hansgrohe SE subsidiary entered into €70 million ($77 million) of short-term borrowings to support working capital needs. The loans contained no financial covenants and €60 million ($63 million) remained borrowed and outstanding at a weighted average interest rate of 4.807% at September 30, 2023, and was fully repaid at December 31, 2023.
As part of our ongoing efforts to improve our cash flow and related liquidity, we work with suppliers to optimize our terms and conditions, including extending payment terms. We also facilitate a voluntary supply chain finance program (the "program") to provide certain of our suppliers with the opportunity to sell receivables due from us to participating financial institutions at the sole discretion of both the suppliers and the financial institutions. The amounts confirmed as valid under the program and included in accounts payable were $52 million and $53 million at September 30, 2024 and December 31, 2023, respectively. Of the amounts confirmed as valid under the program, the amounts owed to participating financial institutions were $28 million at both September 30, 2024 and December 31, 2023. All payments made under the program are recorded as a decrease in accounts payable and accrued liabilities, net, in our condensed consolidated statements of cash flows. A downgrade in our credit rating or changes in the financial markets could limit the financial institutions’ willingness to commit funds to, and participate in, the program. We do not believe such risk would have a material impact on our working capital or cash flows, as substantially all of our payments are made outside of the program.
Acquisitions
In the third quarter of 2023, we acquired all of the share capital of Sauna360 for approximately €124 million ($136 million), net of cash acquired. Sauna360 has a portfolio of products that includes traditional, infrared, and wood-burning saunas as well as steam showers.
Divestitures
In the third quarter of 2024, we sold our Kichler business, a provider of decorative residential and light commercial lighting products, ceiling fans, and LED lighting systems, for preliminary consideration of $125 million, net of cash disposed, and subject to final closing adjustments.
Share Repurchases
Effective October 20, 2022, our Board of Directors authorized the repurchase, for retirement, of up to $2.0 billion of shares of our common stock, exclusive of excise tax, in open-market transactions or otherwise. During the nine months ended September 30, 2024, we repurchased and retired approximately 6.6 million shares of our common stock (including 0.5 million shares to offset the dilutive impact of restricted stock units granted in the nine months ended September 30, 2024) for approximately $486 million, inclusive of excise tax of $3 million. At September 30, 2024, we had approximately $1.2 billion remaining under the 2022 authorization. Consistent with our past practice and as part of our long-term capital allocation strategy, outside of any potential acquisitions, we anticipate using approximately $750 million of cash for share repurchases in 2024.

Cash Flows
For the nine months ended September 30, 2024, net cash provided by operations was $668 million, primarily driven by operating profit, partially offset by changes in working capital.
For the nine months ended September 30, 2024, net cash used for financing activities was $673 million, primarily due to $482 million for the repurchase and retirement of our common stock, $191 million for the payment of cash dividends, $34 million for employee withholding taxes paid on stock-based compensation, $25 million for dividends paid to noncontrolling interest, and $15 million for the purchase of the remaining equity interest in Easy Sanitary Solutions B.V. These uses of cash were partially offset by $76 million of proceeds from the exercise of stock options.
For the nine months ended September 30, 2024, net cash provided by investing activities was $12 million, primarily driven by $131 million of proceeds from the sale of Kichler, net of cash disposed, partially offset by $112 million of capital expenditures.

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
The Company's Principal Executive Officer and Principal Financial Officer have concluded, based on an evaluation of the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15 that, as of September 30, 2024, the Company's disclosure controls and procedures were effective.

b.    Changes in Internal Control over Financial Reporting.
In connection with the evaluation of the Company's internal control over financial reporting that occurred during the quarter ended September 30, 2024, which is required under the Securities Exchange Act of 1934 by paragraph (d) of Exchange Rules 13a-15 or 15d-15 (as defined in paragraph (f) of Rule 13a-15), management determined that there was no change that materially affected or is reasonably likely to materially affect internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding the repurchase of our common stock for the three months ended September 30, 2024 under the 2022 share repurchase authorization:

Period	Total Number Of Shares Purchased	Average Price Paid Per Common Share	Total Number Of Shares Purchased As Part Of Publicly Announced Plans or Programs	Maximum Value Of Shares That May Yet Be Purchased Under The Plans Or Programs
7/1/24 - 7/31/24	763,419	$70.74	763,419	$1,302,670,493
8/1/24 - 8/31/24	866,003	$76.22	866,003	$1,236,663,318
9/1/24 - 9/30/24	893,300	$80.61	893,300	$1,164,655,516
Total for the quarter	2,522,722	$76.12	2,522,722	$1,164,655,516

Item 5. Other Information

Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements
During the three months ended September 30, 2024, none of our officers or directors adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement.

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
101
The following financial information from Masco Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Shareholders' Equity, and (vi) Notes to Condensed Consolidated Financial Statements.

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
October 29, 2024