Form 10-K
period 2024-12-31
MASCO CORP /DE/
filed 2025-02-11
CIK 62996

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K
    ☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☑
The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant on June 30, 2024 (based on the closing sale price of $66.67 of the Registrant's Common Stock, as reported by the New York Stock Exchange on such date) was approximately $14,510,947,978.
Number of shares outstanding of the Registrant's Common Stock at January 31, 2025:
211,983,493 shares of Common Stock, par value $1.00 per share
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's definitive Proxy Statement to be filed for its 2025 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

Masco Corporation
2024 Annual Report on Form 10-K

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
We believe that our solid results of operations and financial position for 2024 resulted from our continued focus on our three strategic pillars:
•drive the full potential of our core businesses;
•leverage opportunities across our enterprise; and
•actively manage our portfolio.
In 2024, we continued to return value to our shareholders by repurchasing approximately 10.0 million shares of our common stock and increasing our quarterly dividend by approximately two percent compared to 2023. In addition, in the third quarter of 2024, we completed the divestiture of our Kichler Lighting business.

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
•Our plumbing products include faucets, showerheads, handheld showers, valves, bath hardware and accessories, bathing units, shower bases and enclosures, shower drains, steam shower systems, water filtration systems, sinks and kitchen accessories. We primarily sell these products to home center retailers, online retailers, mass merchandisers, wholesalers and distributors that, in turn, sell them to plumbers, building contractors, remodelers, smaller retailers, consumers and homebuilders. The majority of our faucet, bathing and showering products are sold primarily in North America, Europe and China under the brand names DELTA®, BRIZO®, PEERLESS®, HANSGROHE®, AXOR®, KRAUS®, EASY DRAIN®, NEWPORT BRASS®, GINGER®, BRASSTECH® and WALTEC®. Our BRISTAN™ and HERITAGE™ products are sold primarily in the United Kingdom.
•We manufacture acrylic tubs, bath and shower enclosure units, and shower bases and trays. Our DELTA, PEERLESS and MIROLIN® products are sold primarily to home center retailers in North America. Our MIROLIN products are also sold to wholesalers and distributors in Canada.
•Our spas, exercise pools, aquatic fitness systems and saunas are manufactured and sold under our HOT SPRING®, CALDERA®, FREEFLOW SPAS®, FANTASY SPAS®, AQUATERRA®, LIFESMART®, ENDLESS POOLS®, TYLO®, FINNLEO® and HELO® brands, as well as under other trademarks. Our spas, exercise pools and saunas are sold worldwide to independent specialty retailers and distributors and our spas and saunas are also sold to online mass merchandisers. Certain exercise pools are also available on a consumer-direct basis in North America and Europe, while our aquatic fitness systems are sold through independent specialty retailers as well as on a consumer-direct basis in some areas.
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
Decorative Architectural Products
Our Decorative Architectural Products segment primarily includes architectural coatings, including paints, primers, specialty coatings, stains and waterproofing products, as well as paint applicators and accessories. These products are sold primarily in North America as well as in South America under the brand names BEHR®, KILZ®, WHIZZ®, Elder & Jenks® and other trademarks to “do‑it‑yourself” and professional customers through home center retailers and other retailers. Net sales of architectural coatings comprised approximately 32 percent of our consolidated net sales in 2024, 2023, and 2022. Our BEHR products are sold through The Home Depot, our largest customer overall, as well as this segment’s largest customer. Our Behr business grants Behr brand exclusivity in the retail sales channel in North America to The Home Depot. The granting of exclusivity affects our ability to sell those products and brands to other customers, and the loss of this segment’s sales to The Home Depot would have a material adverse effect on this segment’s business and on our consolidated business as a whole.
Our competitors in this segment include large national and international brands such as Benjamin Moore & Co., Pittsburgh Paints Co.'s Glidden, Olympic, Pittsburgh Paints and Stains and PPG Paints brands, RPM International, Inc.'s Rust-Oleum and Zinsser brands, The Sherwin‑Williams Company's Minwax, Sherwin-Williams, Thompson’s Water Seal, Valspar and Purdy brands and the Wooster Brush Company, as well as many regional and other national brands. We believe that brand reputation is an important factor in consumer selection, and that competition in this industry is also based largely on product features and innovation, product quality, customer service, breadth of product offering and price.
Acrylic resins and titanium dioxide are principal raw materials in the manufacture of architectural coatings. The price of acrylic resins fluctuates based on the price of its components, which can have a material impact on our costs and results of operations in this segment. The price for titanium dioxide can fluctuate as a result of global supply and demand dynamics and production capacity limitations, which can have a material impact on our costs and results of operations in this segment. In addition, the prices of crude oil, natural gas, propylene and certain petroleum by-products can impact our costs and results of operations in this segment. We have multiple sources, both domestic and foreign, for the raw materials used in this segment and have encountered price volatility with respect to certain of these materials. To help reduce the impact of this price volatility, we have and may in the future enter into long-term agreements with certain significant suppliers. We import certain materials and products for this segment that have been and may in the future be subject to duties and tariffs. We also have agreements with certain significant suppliers for this segment that are intended to help assure continued supply.
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
Laws and Regulations Affecting Our Business
We are subject to federal, state, local and international government laws and regulations. For a more detailed description of the various laws and regulations that impact our business, see Item 1A. Risk Factors.
We monitor applicable laws and regulations, including environmental laws and regulations, and incur ongoing expense relating to compliance, however we do not expect that compliance with federal, state, local and international regulations will result in material capital expenditures or have a material adverse effect on our results of operations and financial position.
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
Diversity, Equity and Inclusion ("DE&I")
We believe a workplace that encourages different voices, perspectives and backgrounds creates better teams, better solutions and more innovation. We strive to cultivate a sense of belonging for our employees. We are focused on the following three key areas:
•Our workplace: who we are and how it feels to work at Masco
•Our marketplace: how we deliver innovative solutions that meet the needs of all our consumers and customers
•Our communities: how we help increase access, equity, and inclusion with our diverse community partners

We have developed enterprise-wide initiatives in each strategic focus area and our businesses have developed plans designed to meet their specific needs that are aligned with these initiatives. Our executive leadership team, DE&I Councils, and employee resource groups serve as advisors, ambassadors and change agents in implementing our enterprise-wide initiatives and their business unit plans.
Our workforce representation statistics are one indicator of our performance in advancing a diverse workforce. Following is our workforce representation statistics as of December 31, 2024:
•In the U.S., our leadership team is comprised of 34 percent women and 27 percent racially / ethnically diverse individuals, as compared to the EEO-1 benchmark of 26 percent and 24 percent, respectively. The EEO-1 leadership benchmark includes executive-level/senior-officials and managers, and first-level officials and managers.
•In the U.S., our salaried workforce is comprised of approximately 35 percent women and 31 percent racially / ethnically diverse individuals, as compared to the EEO-1 benchmark of 29 percent and 29 percent, respectively. The EEO-1 salaried employees benchmark includes leadership, professionals and technicians.
•In the U.S., our hourly workforce, which includes hourly and exception hourly, is comprised of 37 percent women and 55 percent racially / ethnically diverse individuals, as compared to the EEO-1 benchmark of 27 percent and 35 percent, respectively. The EEO-1 hourly employees benchmark includes all other EEO categories we did not include in the EEO-1 leadership and salaried benchmark.
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
Our Workforce
At December 31, 2024, we employed approximately 18,000 people.
Available Information
Our website is www.masco.com. Our periodic reports and all amendments to those reports required to be filed or furnished pursuant to Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934 are available free of charge through our website as soon as reasonably practicable after those reports are electronically filed with or furnished to the Securities and Exchange Commission ("SEC"). This Report is being posted on our website concurrently with its filing with the SEC. Information contained on our website is not incorporated by reference into this Report or any other report filed with the SEC. Our reports filed with the SEC also may be found on the SEC’s website at www.sec.gov.

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
•the availability of skilled tradespeople for repair and remodeling work; and
•natural disasters, terrorist acts, pandemics, social or civil unrest, wars or conflicts or other catastrophic events.

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

Pursuing the acquisition of businesses complementary to our portfolio is a component of our strategy for future growth. If we are not able to identify suitable acquisition candidates or consummate potential acquisitions within a desired time frame or at acceptable terms and prices, our long-term competitive positioning may be impacted. Even if we are successful in acquiring businesses, the businesses we acquire may not be able to achieve the revenue, profitability or growth we anticipate, or we may experience challenges and risks in integrating these businesses into our existing business, including our governance and compliance framework. Such risks include:

•diversion of management attention and our resources;
•issues or conflicts with our new or existing customers or suppliers;
•realizing expected synergies and economies of scale;
•retaining key employees of the acquired businesses; and
•unforeseen liabilities.

International acquisitions that we have made, and those that we may make in the future, may continue to increase our exposure to foreign currency risks, and risks associated with interpretation, compliance with and enforcement of international regulations and the policies of other governments. Our failure to address these risks could cause us to incur additional costs and fail to realize the anticipated benefits of our acquisitions and could adversely impact our results of operations and financial position.

Business and Operational Risks

Variability in the cost and availability of our raw materials, component and finished products could impact our results of operations and financial position.

We purchase substantial amounts of raw materials, components and finished products from outside sources, including international sources, and we manufacture certain of our products outside of the United States. Increases in the cost of the materials we purchase, including as a result of diminished availability, increased tariffs and inflation or unfavorable fluctuations in currency exchange rates have increased and may in the future increase the prices for our products and negatively impact our results of operations and financial position. Further, our production has been and may in the future be impacted if we or our suppliers are unable to procure our requirements for various raw materials, including, among others, brass, copper, resins, titanium dioxide and zinc. Elevated energy prices have increased and may in the future increase our production and transportation costs. In addition, water is a significant component of our architectural coatings products and may be subject to shortages and restrictions on supply in certain regions, due to climate-related and other influences. These factors could adversely impact our results of operations and financial position.

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

From time to time we enter into long-term agreements with certain significant suppliers to help ensure continued availability of the raw materials, components and finished products we require and to establish firm pricing, but these contractual commitments may result in our paying above market prices during the term of the contract and may limit our ability to adjust our sourcing partners in the future. In addition, we may use derivative instruments, including commodity hedges. This strategy increases the possibility that we may forego the benefits that might result from favorable fluctuations in prices, which has had and may in the future have an adverse impact on our results of operations and financial position.

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

The operations of the third parties on which we depend have been and could in the future be impacted by: changing laws, regulations and government policies, including those related to climate change; cybersecurity breaches; labor availability; raw material shortages; energy availability; supply disruptions; and adverse weather conditions, pandemics, social or civil unrest, wars or conflicts and other force majeure events. Any of these factors could disrupt our third parties’ operations and result in shortages of supply, assertion of force majeure and increases in the prices charged to us for the raw materials, components and finished products they produce or services they provide. Sourcing these goods and services from alternate suppliers, including suppliers from new geographic regions, or re-engineering our products as a result of supplier disruptions, can be time-consuming and costly and could result in inefficiencies or delays in our business operations or could negatively impact the quality of our products. In addition, the loss of critical suppliers, or a substantial decrease in the availability of supply, has disrupted and could in the future disrupt our business and has had and may in the future have an adverse impact on our results of operations and financial position.

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

In 2024, 20 percent of our sales were made outside of North America (particularly in Europe) and transacted in currencies other than the U.S. dollar. In addition to our European operations, we manufacture products in other locations, including Asia and Mexico and source products and components from third parties globally. Risks associated with our international operations include:

•differences in culture, economic and labor conditions and practices;
•differences in enforcement of contract and intellectual property rights;
•differences in the policies of the U.S. and foreign governments;
•disruptions in trade relations and economic instability;
•natural disasters, terrorist attacks, pandemics, wars or conflicts or other catastrophic events;
•social or civil unrest; and
•timeliness of transportation and port congestion or disruption.

We have been and may in the future be negatively impacted by adverse changes or uncertainty involving one or more of the factors listed above.

We are also affected by domestic and international laws, regulations and government policies applicable to companies doing business outside of the U.S., or importing and exporting goods and materials. These include laws and regulations related to anti-bribery/anti-corruption, competition, data privacy, environmental, social and governance (“ESG”) matters, sanctions, tax, trade, including duties and tariffs, and other business practices. Compliance with these laws, regulations and government policies is costly, and future changes to these laws may require significant management attention and disrupt our operations. Additionally, while it is difficult to assess what changes may occur and the relative effect on our international tax structure, significant changes in how U.S. and international jurisdictions tax cross-border transactions could adversely impact our results of operations and financial position.

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

For our businesses to be successful, we must invest significant resources to attract, develop and retain highly qualified, talented and diverse employees, who have the experience, knowledge and expertise to implement our strategic and business initiatives. We compete for employees with a broad range of employers in many different industries, including large multinational firms. We have faced and may in the future face challenges in recruiting, developing, engaging and retaining employees, particularly when the labor market is experiencing low unemployment levels, increasing compensation and increasing competition.

If we are unable to successfully implement our talent strategies, including attracting, developing, engaging and retaining key employees, building strong and diverse leadership teams, developing effective succession planning and successfully executing organizational change and leadership transition, our results of operations and financial position could be adversely impacted.

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

Our competitive advantage is due, in part, to our ability to maintain our strong brands and to develop and introduce innovative new and improved products. Our initiatives to invest in brand building, brand awareness and product innovation may not be successful. The uncertainties associated with developing and introducing innovative new and improved products, such as gauging changing consumer demands and preferences and successfully developing, manufacturing, marketing, selling and servicing these products, may impact the success of our product introductions. If the products we introduce do not gain widespread acceptance or if our competitors improve their products more rapidly or effectively than we do, we could lose market share or be required to reduce our prices, which could adversely impact our results of operations and financial position.

Our customers’ business models and strategies continue to change. As our customers execute their strategies to reach end consumers through multiple channels, they rely on us to support their efforts, including by maintaining our own robust and user-friendly websites with sufficient content for consumer research, providing sufficient product data to support their websites and providing comprehensive supply chain solutions and differentiated product development and service offerings. If we are unable to successfully provide this support to our customers or if our customers are unable to successfully execute their strategies, our brands may lose market share, which could adversely impact our results of operations and financial position.

Consumer preferences have also changed, including a shift in consumer purchasing practices toward e-commerce and a potential increase in consumer demand for products with certain attributes, such as connected products and sustainable products. If we do not timely and effectively implement our strategic and business initiatives related to these practices and preferences or identify and adequately respond to new changes, our relationships with our customers and with consumers could be harmed, our ability to retain our customers and consumers may be negatively impacted, the demand for our brands and products could be reduced and our results of operations and financial position could be adversely impacted.

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

Furthermore, stakeholders are increasingly scrutinizing companies' ESG practices, and stakeholders’ expectations regarding ESG practices are diverse and rapidly changing. We may not be able to align our ESG practices with such evolving expectations within the timeframes expected by stakeholders or without incurring significant costs. In addition, we may not be able to achieve our aspirational goals related to our ESG initiatives, which are and may continue to be impacted by many complexities and variables, such as renewable energy infrastructure and availability, a challenging economic environment, changes to our operations and changes to our portfolio of businesses via acquisitions or divestitures. A failure or perceived failure by us in this regard may damage our reputation and adversely impact our results of operations and financial position.

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

The growing e-commerce channel brings an increased number of competitors and greater pricing transparency for consumers, as well as conflicts between our existing distribution channels and a need for different distribution methods. These factors have impacted and could in the future impact our results of operations and financial position. In addition, our relationships with our customers, including home center retailers, may be impacted if we increase the amount of business we transact in the e-commerce channel.

If we are unable to maintain our competitive position in our industries, our results of operations and financial position could be adversely impacted.

Our sales are concentrated with three significant customers and this concentration may continue to increase. In 2024, our net sales to The Home Depot were $3.0 billion (approximately 38 percent of our consolidated net sales), and our net sales to Ferguson and Lowe’s were each less than 10 percent of our consolidated net sales. These customers can significantly impact the prices we receive for our products and the terms and conditions on which we do business with them. Additionally, these customers have reduced in the past and may in the future reduce the number of vendors from which they purchase and could make significant changes in their volume of purchases from us. Although other retailers, dealers, distributors and homebuilders represent other channels of distribution for our products and services, we might not be able to quickly replace, or replace at all, the loss of a substantial portion of our sales to The Home Depot or the loss of all of our sales to either Ferguson or Lowe’s. Any such loss would have a material adverse impact on our business, results of operations and financial position.

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

We rely on many on-site and cloud-based information systems and technology to process, transmit, store and manage information to support our business activities. We may be adversely impacted if these information systems breakdown, fail, or if delays in system upgrades or replacements stretch those systems beyond support by third-party service providers, including cloud platform providers.

In addition to the consequences that may occur from interruptions in the current systems we utilize, we continue to invest in new technology systems throughout our company, including implementations of and upgrades to critical systems at our business units. System implementations and upgrades are complex and require significant management oversight, and we have experienced, and in the future may experience, unanticipated expenses and interruptions to our operations during these implementations and upgrades. Our results of operations and financial position, as well as the effectiveness of our internal controls over financial reporting, could be adversely impacted if we do not appropriately select, implement, maintain or upgrade our critical systems in a timely manner or if we experience significant unanticipated expenses or disruptions in connection with the implementation, upgrade or update of such systems.

We may not be able to adequately protect or prevent the unauthorized use of our intellectual property.

Protecting our intellectual property is important to our growth and innovation efforts. We own a number of patents, trademarks and other forms of intellectual property in our products and manufacturing processes throughout the world. There can be no assurance that our efforts to protect our intellectual property rights will prevent violations. Our intellectual property has been and may again be challenged or infringed upon by third parties, particularly in countries where property rights are not highly developed or protected. In addition, the global nature of our business increases the risk that we may be unable to obtain or maintain our intellectual property rights on reasonable terms. Furthermore, others have asserted and may in the future assert intellectual property infringement claims against us. Current and former employees, contractors, customers or suppliers have or may have had access to proprietary or confidential information regarding our business operations that could harm us if used by them, or disclosed to others, including our competitors. Protecting and preventing the unauthorized use of our intellectual property is costly, time consuming and requires significant resources. If we are not able to protect our existing intellectual property rights, or prevent unauthorized use of our intellectual property, sales of our products may be impacted and we may experience reputational damage to our brands, increased litigation costs and adverse impact to our competitive position, which could adversely impact our results of operations and financial position.

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
Refer to Note R to the consolidated financial statements included in Item 8 of this Report for additional information about litigation involving our businesses.

Our failure to comply with laws, government regulations and other requirements could adversely impact our results of operations and financial position.

We are subject to a wide variety of federal, state, local and international laws and regulations, including those relating to:

•advertising and marketing;
•anti-bribery/anti-corruption;
•climate change and protection of the environment;
•competition;
•data privacy;
•employment and labor matters, including wage and hour matters;
•environment, health and safety matters;
•product safety and performance;
•protection of employees and consumers;
•securities matters;
•sanctions;
•taxation; and
•trade, including duties and tariffs.

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
Management is responsible for identifying and assessing material cybersecurity risks on an ongoing basis and for developing, managing and implementing our cybersecurity program to assure that our potential cybersecurity risk exposures are monitored and appropriate mitigation measures are implemented. Our cybersecurity program is overseen by our Vice President, Information Technology and our Director, Cybersecurity. Our Vice President, Information Technology has significant professional experience in leading the information technology function and our Director, Cybersecurity has held various roles in cybersecurity and is an ISC2 Certified Information Security Professional (CISSP®). Each periodically participates in various industry cyber forums and communicates industry best practices to the appropriate internal information security professionals.
Our cybersecurity program is managed and implemented by a team of enterprise level and business unit level information security professionals, partnering with third party advisory services, as needed. The team’s focus is on our operational response to cybersecurity threats, exposure analysis, security governance and the design and implementation of our security controls. Our Incident Response Plan and attendant processes, developed by management, governs our process to respond to, remediate and resolve material cybersecurity incidents, including providing appropriate internal and external communication of such incidents.
At least annually, our Vice President, Information Technology discusses with our Board a report on cybersecurity, including an update regarding our cybersecurity risks, mitigation activities and industry developments. In addition, our internal audit function provides regular updates to our Audit Committee on the results of our cybersecurity audits and related mitigation activities. In 2024, as part of our enterprise risk management update to our Board, our Vice President, Information Technology discussed risks and trends associated with information technology, including cyber-attacks, and current and future planned actions to mitigate such risks. In addition, in 2024, our Vice President, Information Technology reviewed with our Board updates related to our operational and resource readiness with respect to cyber incidents, our incident response processes and emerging cybersecurity risks.
In 2024, we did not identify any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. However, despite our efforts, we cannot eliminate all risks from cybersecurity threats, or provide assurances that we have not experienced an undetected cybersecurity incident. For more information about these risks, please see “Risk Factors – We are subject to cybersecurity attacks, which could adversely impact our results of operations and financial position” in this annual report on Form 10-K.

Item 2.Properties.

The table below lists the number of principal North American properties as of December 31, 2024.

Business Segment	Manufacturing	Warehouse and Distribution
Plumbing Products	24	10
Decorative Architectural Products	9	14
Totals	33	24
Most of our North American facilities range from single warehouse buildings to complex manufacturing facilities. We own most of our North American manufacturing facilities, none of which is subject to significant encumbrances. A substantial number of our warehouse and distribution facilities are leased.
The table below lists the number of principal properties outside of North America as of December 31, 2024.

Business Segment	Manufacturing	Warehouse and Distribution
Plumbing Products	12	15
Decorative Architectural Products	—	—
Totals	12	15
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
Each of our operating divisions assesses the manufacturing, distribution and other facilities needed to meet its operating requirements. We regularly review our anticipated requirements for facilities and, on the basis of that review, have and may in the future, build, acquire or lease additional facilities, or expand existing facilities.

Item 3.Legal Proceedings.

Information regarding legal proceedings involving us is set forth in Note R to the consolidated financial statements included in Item 8 of this Report and is incorporated herein by reference.
f
Item 4.Mine Safety Disclosures.

Not applicable.

PART II

Item 5.Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The New York Stock Exchange is the principal market on which our common stock is traded, under the ticker symbol MAS. On January 31, 2025, there were approximately 2,400 holders of record of our common stock.
We expect that our practice of paying quarterly dividends on our common stock will continue, although the payment of future dividends is at the discretion of our Board of Directors and will depend upon our earnings, capital requirements, financial condition and other factors. The Board of Directors declared a quarterly dividend of $0.31 per share in the first quarter of 2025 with the intention to increase the annual dividend 7 percent to $1.24 per share.
Effective October 20, 2022, our Board of Directors authorized the repurchase, for retirement, of up to $2.0 billion of shares of our common stock, exclusive of excise tax, in open-market transactions or otherwise. We repurchased and retired 10.0 million shares of our common stock for the year ended December 31, 2024 for approximately $757 million, inclusive of excise tax of $6 million. This included 0.5 million shares to offset the dilutive impact of restricted stock units granted in 2024. At December 31, 2024, we had $896 million remaining under the 2022 authorization.
The following table provides information regarding the repurchase of our common stock for the three-month period ended December 31, 2024.

Period	Total Number Of Shares Purchased	Average Price Paid Per Common Share	Total Number Of Shares Purchased As Part Of Publicly Announced Plans or Programs	Maximum Value Of Shares That May Yet Be Purchased Under The Plans Or Programs
10/1/24 - 10/31/24	1,069,651	$83.45	1,069,651	$1,075,395,662
11/1/24 - 11/30/24	1,090,788	$79.42	1,090,788	$988,760,389
12/1/24 - 12/31/24	1,179,967	$78.32	1,179,967	$896,349,195
Total for the quarter	3,340,406	$80.32	3,340,406	$896,349,195

Performance Graph

The table below compares the cumulative total shareholder return on our common stock with the cumulative total return of (i) the Standard & Poor's 500 Composite Stock Index ("S&P 500 Index"), (ii) The Standard & Poor's Industrials Index ("S&P Industrials Index") and (iii) the Standard & Poor's Consumer Durables & Apparel Index ("S&P Consumer Durables & Apparel Index"), from December 31, 2019 through December 31, 2024, when the closing price of our common stock was $72.57. The graph assumes investments of $100 on December 31, 2019 in our common stock and in each of the three indices and the reinvestment of dividends.

PERFORMANCE GRAPH

INDEXED VALUE
$200.00
$180.00
$160.00
$140.00
$120.00
$100.00
$80.00
2019
2020
2021
2022
2023
2024
Masco
S&P 500 Index
S&P Industrials Index
S&P Consumer Durables & Apparel Index

The table below sets forth the value, as of December 31 for each of the years indicated, of a $100 investment made on December 31, 2019 in each of our common stock, the S&P 500 Index, the S&P Industrials Index and the S&P Consumer Durables & Apparel Index and includes the reinvestment of dividends.

	2020	2021	2022	2023	2024
Masco	$114.46	$146.32	$97.25	$139.57	$151.22
S&P 500 Index	$116.26	$147.52	$118.84	$147.64	$182.05
S&P Industrials Index	$109.01	$130.16	$120.91	$140.30	$162.25
S&P Consumer Durables & Apparel Index	$118.41	$143.20	$99.47	$116.21	$108.09

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
Recent Trends

Due to changing market conditions, we are experiencing, and may continue to experience, lower market demand for our products. We also have been experiencing, and may continue to experience, elevated commodity and other input costs, as well as employee-related cost inflation. We aim to offset the potential unfavorable impact of our elevated costs and lower demand for our products with productivity improvements, pricing, and other initiatives.

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
We discuss our consolidated results as well as our Business Segment results of operations for the year ended December 31, 2024 versus December 31, 2023. A detailed discussion of our consolidated and Business Segment results of operations for the year ended December 31, 2023 compared to the year ended December 31, 2022 can be found under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II of our Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC on February 8, 2024.

NET SALES
Below is a summary of our net sales, in millions, for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023	Change
Net sales, as reported	$7,828	$7,967	(2)%
Acquisitions	(58)	—
Divestitures	—	(72)
Net sales, excluding acquisitions and divestitures	7,770	7,895	(2)%
Currency translation	32	—
Net sales, excluding acquisitions, divestitures and the effect of currency translation	$7,802	$7,895	(1)%
Our net sales for 2024 were $7,828 million, which decreased two percent compared to 2023. Excluding acquisitions, divestitures, and the effect of currency translation, net sales decreased one percent. Our net sales for 2024 decreased primarily due to lower sales volume of North America plumbing products, lower net selling prices of decorative architectural products, and unfavorable sales mix of plumbing products which each decreased sales by one percent. These amounts were partially offset by higher net selling prices of plumbing products which increased sales by one percent.
RESULTS OF OPERATIONS
Below is a summary of our results of operations, dollars in millions, for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023	Change
Net sales	$7,828	$7,967	(2)%
Cost of sales	(4,997)	(5,131)	(3)%
Gross profit	$2,831	$2,836	—%
Gross margin	36.2%	35.6%	60 bps

Selling, general and administrative expenses	$(1,468)	$(1,473)	—%
Selling, general and administrative expenses of a percent of net sales	(18.8)%	(18.5)%	(30) bps

Impairment charge for other intangible assets	$—	$(15)	(100)%

Operating profit, as reported	$1,363	$1,348	1%
Rationalization charges	9	13	(31)%
Impairment charge for other intangible assets	—	15	(100)%
Insurance settlement	—	(40)	(100)%
Operating profit, excluding rationalization charges, impairment charge, and insurance settlement	$1,372	$1,336	3%
Operating profit margin, as reported	17.4%	16.9%	50 bps
Operating profit margin, excluding rationalization charges, impairment charge, and insurance settlement	17.5%	16.8%	70 bps

Our gross profit for 2024 was $2,831 million, which remained flat compared to 2023. Gross profit was negatively impacted by one percent due to the non-recurrence of the receipt of an insurance settlement payment in 2023, as well as unfavorable sales mix, and one percent each due to lower sales volume and unfavorable foreign currency translation. These amounts were mostly offset by cost savings initiatives and one percent due to higher net selling prices.
Our selling, general and administrative expenses for 2024 were $1,468 million, which remained flat compared to 2023. Selling, general and administrative expenses were positively impacted by one percent each due to the divestiture of Kichler in the third quarter of 2024 and lower sales commissions, mostly offset by two percent due to higher employee-related costs.
Our operating profit for 2024 was $1,363 million, which increased one percent, and was positively impacted by the non-recurrence of an impairment charge for other intangible assets in 2023.
OTHER INCOME (EXPENSE), NET

Below is a summary of our other income (expense), net, in millions, for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023	Favorable / (Unfavorable)
Interest expense	$(99)	$(106)	7%
Other, net	(103)	(4)	(2,475)%
Other income (expense), net	$(202)	$(110)	(84)%
Other, net included a loss on the sale of Kichler Lighting ("Kichler") of $88 million, inclusive of costs to sell, for the year ended December 31, 2024.
INCOME TAXES

Below is a summary of our income tax expense, in millions, and our effective tax rate for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023	Favorable / (Unfavorable)
Income tax expense	$(287)	$(278)	(3)%
Effective tax rate	(25)%	(22)%	(300) bps
Our 2023 income tax expense included a $29 million state income tax benefit, net of federal expense, from the recognition of certain state deferred tax assets due to a legal restructuring of certain U.S. businesses that occurred in early 2024. This state income tax benefit did not recur in 2024.
Refer to Note P to the consolidated financial statements for additional information.
NET INCOME AND INCOME PER COMMON SHARE - ATTRIBUTABLE TO MASCO CORPORATION

Below is a summary of our net income, in millions, and diluted income per common share for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023	Favorable / (Unfavorable)
Net income	$822	$908	(9)%
Diluted income per common share	$3.76	$4.02	(6)%

Business Segment Results

The following table sets forth our net sales and operating profit information by Business Segment, dollars in millions.

	Year Ended December 31,		Percent Change
	2024	2023	2024 vs. 2023
Net Sales:
Plumbing Products	$4,853	$4,842	—%
Decorative Architectural Products	2,975	3,125	(5)%
Total	$7,828	$7,967	(2)%

	Year Ended December 31,		Percent Change
	2024	2023	2024 vs. 2023
Operating Profit:
Plumbing Products	$911	$861	6%
Decorative Architectural Products	549	578	(5)%
Total	$1,460	$1,439	1%
General corporate expense, net	(97)	(91)	7%
Total operating profit	$1,363	$1,348	1%

BUSINESS SEGMENT RESULTS DISCUSSION

Changes in operating profit in the following Business Segment Results discussion exclude general corporate expense, net, and compares each respective period to the same period of the immediately preceding year.
Plumbing Products
Sales
Net sales in the Plumbing Products segment were flat in 2024. In local currencies (including sales in currencies outside their respective functional currencies), net sales increased one percent in 2024. Higher net selling prices increased sales by two percent and the acquisition of Sauna360 Group Oy ("Sauna360") in 2023 increased sales by one percent. These increases were mostly offset by lower sales volume and unfavorable sales mix which each decreased sales by one percent.
Operating Results
Operating profit in the Plumbing Products segment in 2024 was positively impacted by cost savings initiatives and higher net selling prices, partially offset by higher commodity costs, unfavorable sales mix, lower sales volume and higher employee-related costs.
Decorative Architectural Products
Sales
Net sales in the Decorative Architectural Products segment decreased five percent in 2024, primarily due to the divestiture of Kichler in the third quarter of 2024, lower net selling prices across the segment and lower sales volume of builders' hardware products, partially offset by higher sales volume of paints and other coating products.

Operating Results
Operating profit in the Decorative Architectural Products segment in 2024 was negatively impacted by lower net selling prices and the non-recurrence of the receipt of an insurance settlement payment in 2023, partially offset by cost savings initiatives, the non-recurrence of an other intangible asset impairment charge in 2023 and lower sales commissions.

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
We had cash and cash investments of approximately $634 million at both December 31, 2024 and 2023. Our cash and cash investments consist of overnight interest bearing money market demand accounts, time deposit accounts, and money market mutual funds containing government securities and treasury obligations. While we attempt to diversify these investments in a prudent manner to minimize risk, it is possible that future changes in the financial markets could affect the security or availability of these investments. Of the cash and cash investments we held at December 31, 2024 and 2023, $321 million and $323 million, respectively, was held in our foreign subsidiaries. If these funds were needed for our operations in the U.S., their repatriation into the U.S. would not result in significant additional U.S. income tax or foreign withholding tax, as we have recorded such taxes on substantially all undistributed foreign earnings, except for those that are legally restricted.
Our total debt as a percent of total capitalization was 102 percent and 97 percent at December 31, 2024 and 2023, respectively. Refer to Note K to the consolidated financial statements for additional information.
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
Capital Expenditures
We continue to invest in our manufacturing and distribution operations to increase our productivity, improve customer service and support product innovation. Capital expenditures for 2024 were $168 million, compared with $243 million for 2023. The decrease in capital expenditures in 2024 was primarily due to capacity expansion plans in our Plumbing Products and Decorative Architectural Products segments in 2023. For 2025, capital expenditures, excluding any potential future acquisitions, are expected to be approximately $175 million. Depreciation and amortization expense for 2024 totaled $150 million, compared with $149 million for 2023. For 2025, depreciation and amortization expense, excluding any potential future acquisitions, is expected to be approximately $150 million. Amortization expense totaled $32 million in 2024, compared with $34 million in 2023.
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

The 2022 Credit Agreement contains financial covenants requiring us to maintain (A) a net leverage ratio, as adjusted for certain items, not exceeding 4.0 to 1.0, and (B) an interest coverage ratio, as adjusted for certain items, not less than 2.5 to 1.0. We were in compliance with all covenants and no borrowings were outstanding under our 2022 Credit Agreement as of December 31, 2024.
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
Divestitures
In the third quarter of 2024, we sold our Kichler business, a provider of decorative residential and light commercial lighting products, ceiling fans, and LED lighting systems, for consideration of $125 million, net of cash disposed, and subject to final closing adjustments. Post-closing adjustments were finalized in the fourth quarter of 2024.
Share Repurchases
Effective October 20, 2022, our Board of Directors authorized the repurchase, for retirement, of up to $2.0 billion of shares of our common stock, exclusive of excise tax, in open-market transactions or otherwise. We repurchased and retired 10.0 million shares of our common stock in 2024 for approximately $757 million, inclusive of excise tax of $6 million. This included 0.5 million shares to offset the dilutive impact of restricted stock units granted in 2024. At December 31, 2024, we had $896 million remaining under the 2022 authorization. Consistent with past practice and as part of our long-term capital allocation strategy, outside of any potential acquisitions, we anticipate using approximately $600 million of cash for share repurchases (including shares which will be purchased to offset any dilution from restricted stock units granted as part of our compensation programs) in 2025. Refer to Note N to the consolidated financial statements for additional information.
During 2023, we repurchased and retired 6.2 million shares of our common stock (including 0.2 million shares to offset the dilutive impact of restricted stock units granted during the year), for approximately $356 million, inclusive of excise tax of $3 million.

Dividend to holders of our Common Shares
In 2024, we paid a quarterly dividend of $0.29 per common share for an annual dividend of $1.16 per share. Total cash dividends paid was $254 million in 2024.
As part of our capital allocation strategy, the Board of Directors declared a quarterly dividend of $0.31 per share in the first quarter of 2025 with the intention to increase the annual dividend 7 percent to $1.24 per share.
Other Liquidity and Capital Resource Activities
As part of our ongoing efforts to improve our cash flow and related liquidity, we work with suppliers to optimize our terms and conditions, including extending payment terms. We also facilitate a voluntary supply chain finance program (the "program") to provide certain of our suppliers with the opportunity to sell receivables due from us to participating financial institutions at the sole discretion of both the suppliers and the financial institutions. The amounts confirmed as valid under the program and included in accounts payable were $36 million and $53 million at December 31, 2024 and 2023, respectively. Of the amounts confirmed as valid under the program, the amounts owed to participating financial institutions were $23 million and $28 million at December 31, 2024 and 2023, respectively. All payments made under the program are recorded as a decrease in accounts payable and accrued liabilities, net, in our consolidated statements of cash flows. A downgrade in our credit rating or changes in the financial markets could limit the financial institutions’ willingness to commit funds to, and participate in, the program. We do not believe such risk would have a material impact on our working capital or cash flows, as substantially all of our payments are made outside of the program.
We utilize derivative and hedging instruments to manage our exposure to currency fluctuations, primarily related to the European euro, British pound sterling, Chinese renminbi, Mexican peso and the U.S. dollar. We review our hedging program, derivative positions and overall risk management on a regular basis. We currently do not have any derivative instruments for which we have designated hedge accounting.

Cash Flows

Significant sources and (uses) of cash for the years ended December 31, 2024 and 2023 are summarized as follows, in millions:

	2024	2023
Net cash from operating activities	$1,075	$1,413
Purchase of Company common stock	(751)	(353)
Excise tax paid on the purchase of Company common stock	(3)	—
Cash dividends paid	(254)	(257)
Purchase of redeemable noncontrolling interest	(15)	—
Dividends paid to noncontrolling interest	(37)	(49)
Proceeds from short-term borrowings	—	77
Payment of short-term borrowings	—	(77)
Payment of term loan	—	(200)
Proceeds from the exercise of stock options	79	38
Employee withholding taxes paid on stock-based compensation	(35)	(29)
Payment of debt	(3)	(5)
Capital expenditures	(168)	(243)
Acquisition of businesses, net of cash acquired	(4)	(136)
Proceeds from disposition of business, net of cash disposed	126	—
Effect of exchange rate changes on cash and cash investments	(9)	6
Other, net	(4)	(4)
Cash (decrease) increase	$(1)	$182
Our working capital days were as follows:

	At December 31,
	2024	2023
Receivable days	51	52
Inventory days	72	77
Accounts payable days	70	70
Working capital (receivables plus inventories, less accounts payable) as a percentage of net sales	15.1%	16.0%
Operating Activities
Net cash provided by operations was $1,075 million, primarily driven by operating profit, partially offset by changes in working capital.
Financing Activities
Net cash used for financing activities was $1,017 million, primarily due to $751 million for the repurchase and retirement of our common stock, $254 million for the payment of cash dividends, $37 million for dividends paid to noncontrolling interest, $35 million for employee withholding taxes paid on stock-based compensation, and $15 million for the purchase of the remaining equity interest in Easy Sanitary Solutions B.V. These uses of cash were partially offset by $79 million of proceeds from the exercise of stock options.
Investing Activities
Net cash used for investing activities was $50 million, primarily driven by $168 million of capital expenditures, partially offset by $126 million of proceeds from the sale of Kichler.

Commitments and Contingencies

Litigation
Information regarding our legal proceedings is set forth in Note R to the consolidated financial statements, which is incorporated herein by reference.
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

Contractual Obligations

The following table provides payment obligations related to current contracts at December 31, 2024, in millions:

	Payments Due by Period
	2025	2026-2027	2028-2029	Beyond 2029	Other	Total
Debt (A)	$3	$304	$839	$1,806	$—	$2,952
Interest (A)	98	193	158	580	—	1,028
Operating leases	55	88	57	142	—	341
Currently payable income taxes	28	—	—	—	—	28
Purchase commitments (B)	363	100	41	—	—	505
Uncertain tax positions, including interest and penalties (C)	—	—	—	—	97	97
Total	$546	$685	$1,095	$2,527	$97	$4,950
______________________________
(A)We assume that all debt would be held to maturity. Amounts include finance lease obligations.
(B)Includes purchase commitments for vendor contracts and contracts for the purchase of renewable energy credits and transferable tax credits. Excludes contracts that do not require volume commitments and open or pending purchase orders.
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
Goodwill and Other Intangible Assets

We record the excess of purchase price over the fair value of net tangible assets of acquired companies as goodwill or other identifiable intangible assets. In the fourth quarter of each year, or as events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount, we complete the impairment testing of goodwill utilizing a discounted cash flow method. We selected the discounted cash flow methodology because we believe that it is comparable to what would be used by market participants. We have defined our reporting units and completed the impairment testing of goodwill at the operating segment level.
Determining market values using a discounted cash flow method requires us to make significant estimates and assumptions, including long-term projections of cash flows, market conditions and appropriate discount rates. Our judgments are based upon historical experience, current market trends, consultations with external valuation specialists and other information. While we believe that the estimates and assumptions underlying the valuation methodology are reasonable, different estimates and assumptions could result in different outcomes. In estimating future cash flows, we rely on internally generated five-year forecasts for sales and operating profits, and, currently, a two percent long-term assumed annual growth rate of cash flows for periods after the five-year forecast. We generally develop these forecasts based upon, among other things, recent sales data for existing products, planned timing of new product launches, estimated repair and remodel activity and, to a lesser extent, estimated housing starts. Our assumptions included U.S. and Eurozone Gross Domestic Product growing at approximately 1.8 percent and 1.4 percent, respectively, in 2025, and 2.0 percent and 1.4 percent, respectively, per annum over the remainder of the five-year forecast.
We utilize our weighted average cost of capital of approximately 8.50 percent as the basis to determine the discount rate to apply to the estimated future cash flows. In 2024, based upon our assessment of the risks impacting each of our businesses, we applied a risk premium to increase the discount rate to a range of 10.50 percent to 12.50 percent for our reporting units.

If the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized to the extent that a reporting unit's recorded carrying value exceeds its fair value, not to exceed the carrying amount of goodwill in that reporting unit.
In the fourth quarter of 2024, we estimated that future discounted cash flows projected for all of our reporting units were greater than the carrying values. Accordingly, we did not recognize any impairment charges for goodwill. A 10 percent decrease in the estimated fair value of our reporting units would not have resulted in any goodwill impairment.
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
We utilize our weighted average cost of capital of approximately 8.50 percent as the basis to determine the discount rate to apply to the estimated future cash flows. In 2024, based upon our assessment of the risks impacting each of our businesses and the nature of the other indefinite-lived intangible assets (i.e., trade name), we applied a risk premium to increase the discount rate to a range of 11.50 percent to 13.50 percent for our other indefinite-lived intangible assets.
If the carrying amount of an other indefinite-lived intangible asset exceeds its fair value, an impairment loss is recognized to the extent that an other indefinite-lived intangible asset's recorded carrying value exceeds its fair value, not to exceed the carrying amount of the other indefinite-lived intangible asset.
In the fourth quarter of 2024, we estimated that the future discounted cash flows projected for all of our other indefinite-lived intangible assets were greater than the carrying values. Accordingly, we did not recognize any impairment charges for other indefinite-lived intangible assets. A 10 percent decrease in the estimated fair value of our other indefinite-lived intangible assets would have resulted in a $1 million impairment of one of our other indefinite-lived intangible assets.
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
Refer to Note P for additional information.
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
We are exposed to the impact of changes in foreign currency exchange rates, market price fluctuations related to our financial investments, and changes in interest rates. We have insignificant involvement with derivative financial instruments and use such instruments to the extent necessary to manage exposure to foreign currency fluctuations.
At December 31, 2024, we performed sensitivity analyses to assess the potential loss in the fair values of market risk sensitive instruments resulting from a hypothetical change of 10 percent in foreign currency exchange rates, a 10 percent decline in the market value of our long-term investments, or a 100 basis point change in interest rates. Based upon the analyses performed, such changes would not be expected to materially affect our consolidated financial position, results of operations or cash flows.

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
We assessed the effectiveness of our internal control over financial reporting as of December 31, 2024 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control – Integrated Framework (2013). Based on this assessment, we have determined that our internal control over financial reporting was effective as of December 31, 2024.
PricewaterhouseCoopers LLP (PCAOB ID 238), an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2024, as stated in their report, which is presented herein. Their report expressed an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2024 and expressed an unqualified opinion on our 2024 consolidated financial statements. This report is included herein under the heading "Report of Independent Registered Public Accounting Firm."

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Masco Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Masco Corporation and its subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations, of comprehensive income (loss), of shareholders' equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Goodwill Impairment Assessments

As described in Notes A and H to the consolidated financial statements, the Company’s consolidated goodwill balance was $597 million as of December 31, 2024. Management performs an annual impairment test of goodwill in the fourth quarter of each year, or as events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Management compares the fair value of the reporting units to the carrying value of the reporting units for goodwill impairment testing. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized to the extent that a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill in that reporting unit. Management determines fair value using a discounted cash flow method, which requires management to make significant estimates and assumptions related to forecasted sales and operating profits, long-term assumed annual growth rate, and the discount rate.

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
February 11, 2025

We have served as the Company’s auditor since 1959.

Financial Statements and Supplementary Data
MASCO CORPORATION and Consolidated Subsidiaries
CONSOLIDATED BALANCE SHEETS

December 31, 2024 and 2023
(In Millions, Except Share Data)

	2024	2023
ASSETS
Current assets:
Cash and cash investments	$634	$634
Receivables	1,035	1,090
Inventories	938	1,022
Prepaid expenses and other	123	110
Total current assets	2,730	2,856
Property and equipment, net	1,116	1,121
Goodwill	597	604
Other intangible assets, net	220	377
Operating lease right-of-use assets	231	268
Other assets	123	139
Total assets	$5,016	$5,363

LIABILITIES
Current liabilities:
Accounts payable	$789	$840
Notes payable	3	3
Accrued liabilities	767	852
Total current liabilities	1,560	1,695
Long-term debt	2,945	2,945
Noncurrent operating lease liabilities	223	258
Other liabilities	342	349
Total liabilities	$5,069	$5,247

Commitments and contingencies (Note R)
Redeemable noncontrolling interest	—	18

EQUITY
Masco Corporation's shareholders' equity:
Common shares, par value $1 per share Authorized shares: 1,400,000,000; Issued and outstanding: 2024 – 212,500,000; 2023 – 220,600,000	212	221
Preferred shares authorized: 1,000,000; Issued and outstanding: 2024 and 2023 – None	—	—
Paid-in capital	—	—
Retained deficit	(693)	(596)
Accumulated other comprehensive income	201	249
Total Masco Corporation's shareholders' deficit	(279)	(126)
Noncontrolling interest	227	224
Total equity	(53)	98
Total liabilities and equity	$5,016	$5,363

See notes to consolidated financial statements.
Amounts may not add due to rounding.

MASCO CORPORATION and Consolidated Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2024, 2023 and 2022
(In Millions, Except Per Common Share Data)

	2024	2023	2022
Net sales	$7,828	$7,967	$8,680
Cost of sales	4,997	5,131	5,967
Gross profit	2,831	2,836	2,713
Selling, general and administrative expenses	1,468	1,473	1,390
Impairment charges for goodwill and other intangible assets	—	15	26
Operating profit	1,363	1,348	1,297
Other income (expense), net:
Interest expense	(99)	(106)	(108)
Other, net	(103)	(4)	4
	(202)	(110)	(104)
Income before income taxes	1,161	1,238	1,193
Income tax expense	287	278	288
Net income	874	960	905
Less: Net income attributable to noncontrolling interest	52	52	61
Net income attributable to Masco Corporation	$822	$908	$844

Income per common share attributable to Masco Corporation:
Basic:
Net income	$3.77	$4.03	$3.65
Diluted:
Net income	$3.76	$4.02	$3.63

See notes to consolidated financial statements.
Amounts may not add due to rounding.

MASCO CORPORATION and Consolidated Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Years Ended December 31, 2024, 2023 and 2022
(In Millions)

	2024	2023	2022
Net income	$874	$960	$905
Less: Net income attributable to noncontrolling interest	52	52	61
Net income attributable to Masco Corporation	$822	$908	$844
Other comprehensive (loss) income, net of tax
Currency translation adjustment	$(68)	$35	$(60)
Pension and other post-retirement benefits	8	(8)	54
Other comprehensive (loss) income, net of tax	(60)	27	(6)
Less: Other comprehensive (loss) income attributable to noncontrolling interest:
Currency translation adjustment	$(14)	$5	$(9)
Pension and other post-retirement benefits	2	(2)	9
	(12)	3	—
Other comprehensive (loss) income attributable to Masco Corporation	$(48)	$24	$(6)
Total comprehensive income	$814	$987	$899
Less: Total comprehensive income attributable to noncontrolling interest	40	55	61
Total comprehensive income attributable to Masco Corporation	$774	$932	$838

See notes to consolidated financial statements.
Amounts may not add due to rounding.

MASCO CORPORATION and Consolidated Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2024, 2023 and 2022
(In Millions)

	2024	2023	2022
CASH FLOWS FROM (FOR) OPERATING ACTIVITIES:
Net income	$874	$960	$905
Depreciation and amortization	150	149	145
Fair value adjustment to contingent earnout obligation	—	—	(24)
Deferred income taxes	28	(32)	(15)
Employee withholding taxes paid on stock-based compensation	35	29	17
Loss on disposition of businesses, net	80	—	1
Pension and other post-retirement benefits	(7)	(6)	(3)
Impairment of goodwill and other intangible assets	—	15	26
Stock-based compensation	39	31	49
(Increase) decrease in receivables	(39)	42	(15)
Decrease (increase) in inventories	4	233	(43)
Decrease in accounts payable and accrued liabilities, net	(95)	(34)	(225)
Other, net	6	27	22
Net cash from operating activities	1,075	1,413	840

CASH FLOWS FROM (FOR) FINANCING ACTIVITIES:
Purchase of Company common stock	(751)	(353)	(914)
Excise tax paid on the purchase of Company common stock	(3)	—	—
Cash dividends paid	(254)	(257)	(258)
Purchase of redeemable noncontrolling interest	(15)	—	—
Dividends paid to noncontrolling interest	(37)	(49)	(68)
Proceeds from short-term borrowings	—	77	—
Payment of short-term borrowings	—	(77)	—
Proceeds from term loan	—	—	500
Payment of term loan	—	(200)	(300)
Proceeds from the exercise of stock options	79	38	1
Employee withholding taxes paid on stock-based compensation	(35)	(29)	(17)
Payment of debt	(3)	(5)	(10)
Net cash for financing activities	(1,017)	(854)	(1,066)

CASH FLOWS FROM (FOR) INVESTING ACTIVITIES:
Capital expenditures	(168)	(243)	(224)
Acquisition of businesses, net of cash acquired	(4)	(136)	—
Proceeds from disposition of business, net of cash disposed	126	—	—
Other, net	(4)	(4)	(6)
Net cash for investing activities	(50)	(383)	(230)

Effect of exchange rate changes on cash and cash investments	(9)	6	(18)

CASH AND CASH INVESTMENTS:
(Decrease) increase for the year	(1)	182	(474)
At January 1	634	452	926
At December 31	$634	$634	$452

See notes to consolidated financial statements.
Amounts may not add due to rounding.

MASCO CORPORATION and Consolidated Subsidiaries
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
For the Years Ended December 31, 2024, 2023 and 2022
(In Millions, Except Per Common Share Data)

	Total	Common Shares ($1 par value)	Paid-In Capital	Retained (Deficit) Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest
Balance, January 1, 2022	$56	$241	$—	$(652)	$232	$235
Total comprehensive income (loss)	900	—	—	844	(6)	62
Shares issued	1	1	—	—	—	—
Shares retired:
Repurchased	(914)	(17)	(32)	(865)	—	—
Surrendered (non-cash)	(17)	—	—	(17)	—	—
Cash dividends declared	(259)	—	—	(259)	—	—
Dividends declared to noncontrolling interest	(79)	—	—	—	—	(79)
Redeemable noncontrolling interest - redemption adjustment	2	—	—	2	—	—
Stock-based compensation	48	—	48	—	—	—
Balance, December 31, 2022	$(262)	$225	$16	$(947)	$226	$218
Total comprehensive income	987	—	—	908	24	55
Shares issued	27	2	25	—	—	—
Shares retired:
Repurchased	(356)	(6)	(67)	(282)	—	—
Surrendered (non-cash)	(17)	—	—	(17)	—	—
Cash dividends declared	(257)	—	—	(257)	—	—
Dividends declared to noncontrolling interest	(49)	—	—	—	—	(49)
Stock-based compensation	26	—	26	—	—	—
Balance, December 31, 2023	$98	$221	$—	$(596)	$249	$224
Total comprehensive income (loss)	814	—	—	822	(48)	40
Shares issued	58	2	56	—	—	—
Shares retired:
Repurchased	(757)	(10)	(95)	(652)	—	—
Surrendered (non-cash)	(14)	—	—	(13)	—	—
Cash dividends declared	(253)	—	—	(253)	—	—
Dividends declared to noncontrolling interest	(37)	—	—	—	—	(37)
Redemption of redeemable noncontrolling interest	4	—	4	—	—	—
Stock-based compensation	35	—	35	—	—	—
Balance, December 31, 2024	$(53)	$212	$—	$(693)	$201	$227
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

MASCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
A. ACCOUNTING POLICIES (Continued)

Receivables.    We do business with home center retailers, wholesalers and a number of other customers. We monitor our exposure for credit losses on customer receivable balances and other financial investments measured at amortized cost and the credit worthiness of customers on an on-going basis, including requiring the completion of credit applications and performing periodic reviews of our open accounts receivable. We record allowances for credit losses for estimated losses resulting from the inability of our customers to fulfill their required payment obligation to us. Allowances are estimated based upon specific customer balances where a risk of loss has been identified, and also include a provision for losses based upon historical collection experience and write-off activity as well as reasonable and supportable forecast information that considers macro-economic factors and industry-specific trends associated with our businesses, among other factors. A separate allowance is recorded for customer incentive rebates and is generally based upon sales activity. Receivables are presented net of certain allowances (including allowances for credit losses) of $51 million and $59 million at December 31, 2024 and 2023, respectively. Our receivables balances are generally due in less than one year.
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
Depreciation.    Depreciation expense is computed principally using the straight-line method over the estimated useful lives of the assets. The estimated useful lives of depreciable assets are as follows: buildings and land improvements, 20 to 40 years, computer hardware and software, three to six years, and machinery and equipment, three to 25 years. Depreciation expense was $118 million in 2024, $115 million in 2023 and $112 million in 2022.
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
Goodwill and Other Intangible Assets.    We perform our annual impairment testing of goodwill in the fourth quarter of each year, or as events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We have defined our reporting units and completed the impairment testing of goodwill at the operating segment level. Our operating segments are reporting units that engage in business activities, for which discrete financial information, including five-year forecasts, is available. We compare the fair value of the reporting units to the carrying value of the reporting units for goodwill impairment testing. Fair value is determined using a discounted cash flow method, which includes significant unobservable inputs (Level 3 inputs), and requires us to make significant estimates and assumptions, including long-term projections of cash flows, market conditions and appropriate discount rates. Our judgments are based upon historical experience, current market trends, consultations with external valuation specialists and other information. In estimating future cash flows, we rely on internally generated five-year forecasts for sales and operating profits, and, currently, a two percent long-term assumed annual growth rate of cash flows for periods after the five-year forecast. For 2024, we utilized a weighted average cost of capital of approximately 8.50 percent as the basis to determine the discount rate to apply to the estimated future cash flows. Based upon our assessment of the risks impacting each of our businesses, we applied a risk premium to increase the discount rate to a range of 10.50 percent to 12.50 percent for our reporting units. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized to the extent that a reporting unit's carrying value exceeds its fair value, not to exceed the carrying amount of goodwill in that reporting unit.
We review our other indefinite-lived intangible assets for impairment annually in the fourth quarter, or as events occur or circumstances change that indicate the assets may be impaired without regard to the business unit. Potential impairment is identified by comparing the fair value of an other indefinite-lived intangible asset to its carrying value. We utilize a relief-from-royalty model to estimate the fair value of other indefinite-lived intangible assets. We consider the implications of both external (e.g., market growth, competition and local economic conditions) and internal (e.g., product sales and expected product growth) factors and their potential impact on cash flows related to the intangible asset in both the near- and long-term. We also consider the profitability of the business, among other factors, to determine the royalty rate for use in the impairment assessment. We utilize our weighted average cost of capital of approximately 8.50 percent as the basis to determine the discount rate to apply to the estimated future cash flows. In 2024, based upon our assessment of the risks impacting each of our businesses and the nature of the other indefinite-lived intangible asset (i.e., trade name), we applied a risk premium to increase the discount rate to a range of 11.50 percent to 13.50 percent for our other indefinite-lived intangible assets.
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
Fair Value Measurements.    For our qualified defined-benefit pension plans, we have adopted accounting guidance that defines fair value, establishes a framework for measuring fair value and prescribes disclosures about fair value measurements.
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
Certain factors and related assumptions in determining our warranty liability involve judgments and estimates and are sensitive to changes in the factors described above. We believe that the warranty accrual is appropriate; however, actual claims incurred could differ from our original estimates which would require us to adjust our previously established accruals. Refer to Note R for additional information on our warranty accrual.
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
Stock-Based Compensation.    We may issue stock-based incentives in various forms to our employees and non-employee Directors, including restricted stock units ("RSUs"), performance restricted stock units ("PRSUs"), stock options, long-term stock awards, phantom stock awards, and stock appreciation rights ("SARs").
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
In December 2019, our Compensation and Talent Committee of the Board of Directors (the "Compensation Committee") amended the terms of equity awards under our 2014 Long Term Stock Incentive Plan, which was subsequently replaced by our 2024 Long Term Stock Incentive Plan, to redefine retirement-eligibility as age 65 or age 55 with at least 10 years of continuous service for newly issued RSUs, stock options, phantom stock awards and SARs. Compensation expense for equity awards granted in 2020 and thereafter is recognized ratably over the shorter of the vesting period, typically three years, or the length of time until the grantee becomes retirement eligible. For grants prior to 2020, expense was recognized ratably over the shorter of the vesting period of the long-term stock awards, stock options and phantom stock awards, typically five years, or the length of time until the grantee became retirement-eligible, generally at age 65. Expense for PRSUs is recognized ratably over the three-year vesting period of the units.
Refer to Note L for additional information on stock-based compensation.
Noncontrolling Interest.    We owned 68 percent of Hansgrohe SE at both December 31, 2024 and 2023. The aggregate noncontrolling interest, net of dividends, at December 31, 2024 and 2023 has been recorded as a component of equity on our consolidated balance sheets.
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
We include payments for the purchase of transferable tax credits in our income tax expense and in our income taxes paid disclosure.
Recently Adopted Accounting Pronouncements. In November 2023, the Financial Accounting Standards Board ("FASB") issued ASU 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which requires additional disclosures regarding an entity's reportable segments, particularly regarding significant segment expenses, as well as information relating to the chief operating decision maker. We adopted this standard on a retrospective basis for annual periods beginning January 1, 2024, and will adopt for interim periods within those annual periods beginning January 1, 2025. The adoption of this guidance modified our disclosures, but did not have an impact on our financial position and results of operations.
In March 2023, the FASB issued ASU 2023-02, "Investments – Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method,” which permits an entity to elect to account for their tax equity investments using the proportional amortization method if certain conditions are met, regardless of the tax credit program from which the income tax credits are received. We adopted this standard for annual periods beginning January 1, 2024. The adoption of this new standard did not have a material effect on our financial position or results of operations.
In September 2022, the FASB issued ASU 2022-04, "Liabilities – Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations,” which requires that an entity that uses a supplier finance program in connection with the purchase of goods or services disclose information about the program’s nature, activity during the period, changes from period to period, and potential magnitude. We adopted this standard for annual periods on a retrospective basis, including interim periods within those annual periods, beginning January 1, 2023, except for the amendment on rollforward information, which was adopted prospectively for annual periods beginning January 1, 2024. The adoption of this guidance modified our disclosures, but did not have an impact on our financial position and results of operations.
Recently Issued Accounting Pronouncements.  In November 2024, the FASB issued ASU 2024-03, "Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses," which requires additional disclosure of the nature of expenses included in the income statement. ASU 2024-03 is effective on a prospective or retrospective basis for annual periods beginning January 1, 2027, and interim periods within those annual periods beginning January 1, 2028. Early adoption is permitted. The adoption of this guidance will modify our disclosures, but will not have an impact on our financial position and results of operations.

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

C. DIVESTITURES

In the third quarter of 2024, we sold our Kichler Lighting ("Kichler") business, a provider of decorative residential and light commercial lighting products, ceiling fans, and LED lighting systems, for consideration of $125 million, net of cash disposed, and subject to final closing adjustments. Post-closing adjustments were finalized with the buyer in the fourth quarter of 2024. In connection with the divestiture, we recognized a loss of $88 million, inclusive of costs to sell, for the year ended December 31, 2024, which is included in other, net in our consolidated statement of operations. The sale of Kichler did not represent a strategic shift that will have a major effect on our operations and financial results and therefore was not presented as discontinued operations. Prior to the divestiture, the results of the business were included in our Decorative Architectural Products segment.

MASCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
D. REVENUE

Our revenues are derived from sales to customers in the following geographic areas: North America and International, which are particularly in Europe. Net sales from these geographic areas, by segment, were as follows, in millions:

	Year Ended December 31, 2024
	Plumbing Products	Decorative Architectural Products	Total
Primary geographic areas:
North America	$3,289	$2,975	$6,264
International	1,564	—	1,564
Total	$4,853	$2,975	$7,828

	Year Ended December 31, 2023
	Plumbing Products	Decorative Architectural Products	Total
Primary geographic areas:
North America	$3,259	$3,125	$6,384
International	1,583	—	1,583
Total	$4,842	$3,125	$7,967

	Year Ended December 31, 2022
	Plumbing Products	Decorative Architectural Products	Total
Primary geographic areas:
North America	$3,550	$3,428	$6,978
International	1,702	—	1,702
Total	$5,252	$3,428	$8,680

We recognized increases to revenue of $10 million, $12 million, and $20 million in 2024, 2023, and 2022, respectively, for variable consideration related to performance obligations settled in previous periods.
We record contract assets for items for which we have satisfied our performance obligation but our receipt of payment is contingent upon delivery or other circumstances other than the passage of time. Our contract assets are recorded in prepaid expenses and other in our consolidated balance sheets. Our contract assets generally become unconditional and are reclassified to receivables in the quarter subsequent to each balance sheet date. Our contract asset balance was $2 million and $3 million at December 31, 2024 and 2023, respectively.
We record contract liabilities primarily for deferred revenue. Our contract liabilities are recorded in accrued liabilities in our consolidated balance sheets. Our contract liabilities are generally recognized to net sales in the immediately subsequent reporting period. Our contract liability balance was $45 million at both December 31, 2024 and 2023.

MASCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
D. REVENUE (Concluded)
Changes in the allowance for credit losses deducted from accounts receivable were as follows, in millions:

	Year Ended December 31,
	2024	2023
Balance at January 1	$11	$8
Provision for expected credit losses during the period	4	7
Write-offs charged against the allowance	(6)	(6)
Recoveries of amounts previously written off	2	1
Balance at December 31	$10	$11

E. INVENTORIES

The components of inventory were as follows, in millions:

	At December 31,
	2024	2023
Finished goods	$541	$630
Raw materials	300	298
Work in process	97	94
Total	$938	$1,022
Inventories, which include purchased parts, materials, direct labor and applied overhead, are stated at the lower of cost or net realizable value, with cost determined primarily by use of the first-in, first-out method, and to a lesser extent the average cost method.

F. LEASES

We have operating and finance leases primarily for corporate offices, manufacturing facilities, warehouses, vehicles, and equipment. Our leases have remaining lease terms up to 18 years, some of which may include one or more renewal options with terms to extend the lease for up to an additional 15 years, and some of which may include options to terminate the leases prior to their expiration.
The components of lease cost included in net income were as follows, in millions:

	Year Ended December 31,
	2024	2023	2022
Operating lease cost	$64	$61	$56
Short-term lease cost	9	10	10
Variable lease cost	5	7	5
Finance lease cost:
Amortization of right-of-use assets	3	3	3
Interest on lease liabilities	1	1	1

MASCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
F. LEASES (Continued)

Supplemental cash flow information related to leases was as follows, in millions:

	Year Ended December 31,
	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$54	$50	$47
Operating cash flows for finance leases	1	1	1
Financing cash flows for finance leases	3	3	2

ROU assets obtained in exchange for new lease obligations:
Operating leases (A)	34	41	126
Finance leases	—	—	—

(A)Includes $6 million of ROU assets obtained in exchange for new lease obligations related to the acquisition of Sauna360 in 2023.

Certain other information related to leases was as follows:

	At December 31,
	2024	2023	2022
Weighted-average remaining lease term:
Operating leases	9 years	10 years	10 years
Finance leases	7 years	8 years	9 years

Weighted-average discount rate:
Operating leases	5.2%	5.2%	4.8%
Finance leases	3.2%	3.3%	3.3%
Supplemental balance sheet information related to leases was as follows, in millions:

	At December 31,
	2024		2023
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Property and equipment, net	$—	$16	$—	$19
Notes payable	—	3	—	3
Accrued liabilities	43	—	44	—
Long-term debt	—	14	—	17
Gross ROU assets under finance leases recorded within property and equipment, net was $41 million at both December 31, 2024 and 2023. Accumulated amortization associated with these leases was $25 million and $23 million at December 31, 2024 and 2023, respectively.

MASCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
F. LEASES (Concluded)
At December 31, 2024, future maturities of lease liabilities were as follows, in millions:

	Operating Leases	Finance Leases
Year ending December 31,
2025	$55	$3
2026	50	2
2027	38	2
2028	31	2
2029	26	2
Thereafter	142	6
Total lease payments	341	19
Less: imputed interest	(75)	(2)
Total	$266	$17

G. PROPERTY AND EQUIPMENT

The components of property and equipment, net were as follows, in millions:

	At December 31,
	2024	2023
Land and improvements	$94	$96
Buildings	626	632
Computer hardware and software	271	281
Machinery and equipment	1,435	1,385
	2,426	2,393
Less: Accumulated depreciation	(1,310)	(1,272)
Total	$1,116	$1,121

H. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill at December 31, 2024, by segment, was as follows, in millions:

	Gross Goodwill At December 31, 2024	Accumulated Impairment Losses	Net Goodwill At December 31, 2024
Plumbing Products	$667	$(301)	$367
Decorative Architectural Products (A)	305	(75)	230
Total	$973	$(376)	$597

(A)    As a result of the divestiture of Kichler in the third quarter of 2024, both gross goodwill and accumulated impairment losses for the Decorative Architectural Products segment were reduced by $64 million as the goodwill had been fully impaired prior to the divestiture.

MASCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
H. GOODWILL AND OTHER INTANGIBLE ASSETS (Concluded)

The changes in the carrying amount of goodwill for years ended December 31, 2024 and 2023, by segment, were as follows, in millions:

	Gross Goodwill At December 31, 2023	Accumulated Impairment Losses	Net Goodwill At December 31, 2023	Acquisitions (B)	Foreign Currency Translation	Net Goodwill At December 31, 2024
Plumbing Products	$677	$(301)	$377	$2	$(12)	$367
Decorative Architectural Products	366	(139)	227	4	—	230
Total	$1,043	$(440)	$604	$6	$(12)	$597

	Gross Goodwill At December 31, 2022	Accumulated Impairment Losses	Net Goodwill At December 31, 2022	Acquisitions (B)	Foreign Currency Translation	Net Goodwill At December 31, 2023
Plumbing Products	$611	$(301)	$310	$59	$7	$377
Decorative Architectural Products	366	(139)	227	—	—	227
Total	$977	$(440)	$537	$59	$7	$604

(B)    In the third quarter of 2023, we acquired Sauna360 and during the third quarter of 2024, we recognized $2 million of goodwill in our Plumbing Products segment related to this acquisition (refer to Note B for additional information). In the second quarter of 2024, we recognized $4 million of goodwill in our Decorative Architectural Products segment related to an immaterial acquisition.
Other indefinite-lived intangible assets were $79 million and $108 million at December 31, 2024 and 2023, respectively, and principally included registered trademarks.
We completed our annual impairment testing of goodwill and other indefinite-lived intangible assets in the fourth quarters of 2024, 2023 and 2022. We recognized a $15 million non-cash impairment charge within our Decorative Architectural Products segment to other indefinite-lived intangible assets in the fourth quarter of 2023 due to competitive market conditions and increased cost of capital in our lighting business. We recognized a $19 million and $7 million non-cash impairment charge within our Decorative Architectural Products segment to goodwill and other indefinite-lived intangible assets, respectively, in the fourth quarter of 2022 due to competitive market conditions, higher inflationary costs and increased cost of capital in our lighting business. There was no impairment of goodwill for any of our reporting units or of our other indefinite-lived intangible assets in any of these years, other than as disclosed above.
The carrying value of our definite-lived intangible assets was $140 million (net of accumulated amortization of $102 million) at December 31, 2024 and $269 million (net of accumulated amortization of $120 million) at December 31, 2023 and principally included customer relationships with a weighted average amortization period of 13 years in 2024 and 16 years in 2023. Amortization expense related to the definite-lived intangible assets was $29 million, $31 million and $29 million in 2024, 2023 and 2022, respectively.
At December 31, 2024, amortization expense related to the definite-lived intangible assets during each of the next five years will be as follows: 2025 – $19 million; 2026 – $18 million; 2027 – $17 million; 2028 – $14 million and 2029 – $14 million.
The decrease in our indefinite-lived intangible assets and definite-lived intangible assets is primarily a result of the divestiture of Kichler.

MASCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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
All outstanding payments owed under the program are recorded within accounts payable in our consolidated balance sheets. The amounts confirmed as valid under the program and included in accounts payable were $36 million and $53 million at December 31, 2024 and 2023, respectively. Of the amounts confirmed as valid under the program, the amounts owed to participating financial institutions were $23 million and $28 million at December 31, 2024 and 2023, respectively. All payments made under the program are recorded as a decrease in accounts payable and accrued liabilities, net, in our consolidated statements of cash flows.
Changes in the confirmed obligations outstanding were as follows, in millions:

Year Ended December 31, 2024
Confirmed obligations outstanding at January 1	$53
Invoices confirmed	214
Confirmed invoices paid	(229)
Other (including currency translation and divestitures)	(2)
Confirmed obligations outstanding at December 31	$36
J. ACCRUED LIABILITIES

The components of accrued liabilities were as follows, in millions:

	At December 31,
	2024	2023
Advertising and sales promotion	$235	$274
Salaries, wages and commissions	165	189
Employee retirement plans	56	66
Deferred revenue	45	45
Operating lease liabilities (Note F)	43	44
Warranty (Note R)	41	42
Interest	29	29
Income taxes payable	28	32
Product returns	23	30
Property, payroll and other taxes	22	22
Insurance reserves	22	20
Other	58	62
Total	$767	$852

MASCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

K. DEBT

The carrying value of outstanding debt was as follows, in millions:

	At December 31,
	2024	2023
Notes and debentures:
3.500%, due November 15, 2027	$300	$300
1.500%, due February 15, 2028	600	599
7.750%, due August 1, 2029	235	235
2.000%, due October 1, 2030	300	300
2.000%, due February 15, 2031	597	597
6.500%, due August 15, 2032	200	200
4.500%, due May 15, 2047	415	416
3.125%, due February 15, 2051	300	300
Other	17	20
Prepaid debt issuance costs	(15)	(18)
	2,948	2,948
Less: Current portion	3	3
Total long-term debt	$2,945	$2,945
All of the notes and debentures above are senior indebtedness and, other than the 7.75% Notes due 2029, are redeemable at our option.
At December 31, 2024, the debt maturities during each of the next five years were as follows: 2025 – $3 million; 2026 – $2 million; 2027 – $302 million; 2028 – $602 million and 2029 – $237 million.
On April 26, 2022, we entered into a revolving credit agreement (the “2022 Credit Agreement”) with an aggregate commitment of $1.0 billion and a maturity date of April 26, 2027. Under the 2022 Credit Agreement, at our request and subject to certain conditions, we can increase the aggregate commitment up to an additional $500 million with the current lenders or new lenders.
The 2022 Credit Agreement provides for an unsecured revolving credit facility available to us and one of our foreign subsidiaries in U.S. dollars, European euros, British pounds sterling, and certain other currencies for revolving credit loans, swingline loans and letters of credit. Borrowings under the revolving credit loans denominated in any agreed upon currency other than U.S. dollars are limited to the equivalent of $500 million. We can also borrow swingline loans up to $125 million and obtain letters of credit of up to $25 million. Outstanding letters of credit under the 2022 Credit Agreement reduce our borrowing capacity and we had no outstanding letters of credit under the 2022 Credit Agreement at December 31, 2024.
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

MASCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

K. DEBT (Concluded)
In order for us to borrow under the 2022 Credit Agreement, there must not be any default in our covenants in the 2022 Credit Agreement (i.e., in addition to the two financial covenants described above, principally limitations on subsidiary debt, negative pledge restrictions, and requirements relating to legal compliance, maintenance of our properties and insurance) and our representations and warranties in the 2022 Credit Agreement must be true in all material respects on the date of borrowing (i.e., principally no material adverse change or litigation likely to result in a material adverse change, since December 31, 2021, no material ERISA or environmental non-compliance, and no material tax deficiency). We were in compliance with all covenants and no borrowings were outstanding at December 31, 2024.
On May 9, 2023, our Hansgrohe SE subsidiary entered into €70 million ($77 million) of short-term borrowings to support working capital needs. The loans contained no financial covenants and the entire balance was repaid at December 31, 2023.
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
Interest paid was $99 million in 2024 and $107 million in both 2023 and 2022.

Fair Value of Debt. The fair value of our short-term and long-term fixed-rate debt instruments is based principally upon modeled market prices for the same or similar issues, which are Level 1 inputs. At both December 31, 2024 and 2023, the aggregate estimated market value of our short-term and long-term debt was approximately $2.6 billion, compared with the aggregate carrying value of $3.0 billion.

L. STOCK-BASED COMPENSATION

Our 2024 Long Term Stock Incentive Plan (the "2024 Plan") replaced the 2014 Long Term Stock Incentive Plan in May 2024 and provides for the issuance of stock-based incentives in various forms to our employees and non-employee Directors. At December 31, 2024, outstanding stock-based incentives were in the form of restricted stock units, performance restricted stock units, stock options, phantom stock awards and stock appreciation rights ("SARs").
Pre-tax compensation expense included in income before income taxes for these stock-based incentives was as follows, in millions:

	Year Ended December 31,
	2024	2023	2022
Restricted stock units	$26	$15	$32
Performance restricted stock units	5	3	3
Stock options	4	5	7
Long-term stock awards	—	3	6
Phantom stock awards and stock appreciation rights	4	5	1
Total	$39	$31	$49
At December 31, 2024, 7.5 million shares of our common stock were available under the 2024 Plan for the granting of restricted stock units, performance restricted stock units, stock options and long-term stock awards.

MASCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
L. STOCK-BASED COMPENSATION (Continued)
Restricted Stock Units. Restricted stock units are granted to our key employees and non-employee Directors. These grants did not cause net share dilution due to our practice of repurchasing and retiring an equal number of shares in the open market.
Our restricted stock unit activity was as follows, units in thousands:

	Year Ended December 31,
	2024		2023		2022
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Unvested restricted stock units at January 1	796	$57	1,154	$57	934	$54
Granted	466	73	205	56	621	59
Vested	(455)	57	(532)	55	(351)	53
Forfeited	(68)	68	(32)	58	(50)	54
Unvested restricted stock units at December 31	738	$66	796	$57	1,154	$57
At December 31, 2024, 2023, and 2022, there was $15 million, $11 million, and $17 million, respectively, of unrecognized compensation expense related to unvested restricted stock units; such units had a weighted average remaining vesting period of two years at December 31, 2024, 2023, and 2022.
The total market value (at the vesting date) of restricted stock units which vested was $34 million, $28 million, and $20 million during 2024, 2023 and 2022, respectively.
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
During 2024, we granted approximately 70,000 performance restricted stock units with a grant date fair value of approximately $75 per share, approximately 48,000 performance restricted stock units were issued and 6,000 performance restricted stock units were forfeited. During 2023, we granted approximately 99,000 performance restricted stock units with a grant date fair value of approximately $52 per share, approximately 253,000 performance restricted stock units were issued and no performance restricted stock units were forfeited. At December 31, 2023, there were approximately 59,000 shares vested but unissued. During 2022, we granted approximately 92,000 performance restricted stock units with a grant date fair value of approximately $55 per share, approximately 168,000 performance restricted stock units were issued and no performance restricted stock units were forfeited. At December 31, 2022, there were approximately 255,000 shares vested but unissued.
Stock Options.    Stock options are granted to certain senior executives. The exercise price equals the market price of our common stock at the grant date and the stock options expire no later than 10 years after the grant date.

MASCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
L. STOCK-BASED COMPENSATION (Continued)
Our stock option activity was as follows, shares in thousands:

	Year Ended December 31,
	2024		2023		2022
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding stock options at January 1	2,254	$45	2,988	$39	2,692	$37
Granted	201	73	228	57	338	59
Exercised	(1,397)	41	(940)	29	(32)	34
Forfeited	(10)	57	(22)	36	(10)	37
Outstanding stock options at December 31	1,048	$56	2,254	$45	2,988	$39
The aggregate intrinsic value is calculated using our stock price at each respective date, less the exercise price (grant date price) multiplied by the number of shares. The aggregate intrinsic value for options exercised during 2024, 2023 and 2022 was $48 million, $26 million and $1 million, respectively. The weighted-average remaining term for options outstanding at December 31, 2024, 2023 and 2022 was seven years, six years and five years, respectively.
The following table summarizes information for stock options vested and expected to vest and exercisable (vested) stock options, shares in thousands:

	Year Ended December 31,
	2024				2023				2022
	Vested and Expected to Vest Stock Options		Exercisable (Vested) Stock Options		Vested and Expected to Vest Stock Options		Exercisable (Vested) Stock Options		Vested and Expected to Vest Stock Options		Exercisable (Vested) Stock Options
Number of shares	1,040		592		2,248		1,621		2,966		2,051
Weighted average exercise price	$56		$49		$45		$42		$39		$34
Aggregate intrinsic value	$18	million	$14	million	$48	million	$41	million	$30	million	$28	million
Weighted-average remaining term	7 years		5 years		6 years		5 years		5 years		4 years

At December 31, 2024, 2023 and 2022, there was $1 million of unrecognized compensation expense (using the Black-Scholes option pricing model at the grant date) related to unvested stock options; such options had a weighted average remaining vesting period of two years at both December 31, 2024 and 2023 and one year at December 31, 2022.
The weighted average grant date fair value of option shares granted and the assumptions used to estimate those values using a Black-Scholes option pricing model were as follows:

	Year Ended December 31,
	2024	2023	2022
Weighted average grant date fair value	$23.71	$16.91	$14.66
Risk-free interest rate	4.38%	3.95%	1.90%
Dividend yield	1.59%	2.02%	1.89%
Volatility factor	31.00%	31.00%	29.00%
Expected option life	6 years	6 years	6 years

MASCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
L. STOCK-BASED COMPENSATION (Concluded)
Long-Term Stock Awards.    Prior to 2020, we granted long-term stock awards to our key employees and non-employee Directors.
Our long-term stock award activity was as follows, shares in thousands:

	Year Ended December 31,
	2024		2023		2022
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Unvested stock award shares at January 1	79	$36	273	$38	608	$37
Vested	(79)	36	(191)	40	(324)	37
Forfeited	—	—	(3)	36	(11)	38
Unvested stock award shares at December 31	—	$—	79	$36	273	$38
The total market value (at the vesting date) of stock award shares which vested was $5 million, $10 million and $21 million during 2024, 2023 and 2022, respectively.
Phantom Stock Awards and Stock Appreciation Rights. Certain non-U.S. employees are granted phantom stock awards and SARs.
In 2024, 2023 and 2022, we granted approximately 42,000, 57,000, and 74,000 shares, respectively, of phantom stock awards with an aggregate fair value of $3 million in both 2024 and 2023 and $4 million in 2022 and paid cash of $5 million in 2024 and $4 million in both 2023 and 2022 to settle phantom stock awards.
Information related to phantom stock awards was as follows, dollars in millions and shares in thousands:

	At December 31,
	2024	2023
Accrued compensation cost liability	$5	$6
Unrecognized compensation cost	$2	$2
Equivalent common shares	96	126
We granted 22,000 shares of SARs in 2023 and no SARs were granted in 2024 and 2022.

M. EMPLOYEE RETIREMENT PLANS

Substantially all salaried employees participate in non-contributory defined-contribution retirement plans, to which payments are determined annually by the Compensation Committee. We also sponsor qualified defined-benefit and non-qualified defined-benefit pension plans covering certain employees and former employees.
Pre-tax expense included in income before income taxes related to our retirement plans was as follows, in millions:

	Year Ended December 31,
	2024	2023	2022
Defined-contribution plans	$60	$68	$39
Defined-benefit pension plans	9	9	12
	$69	$78	$51

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
Changes in the projected benefit obligation and fair value of plan assets, and the funded status of our defined-benefit pension plans were as follows, in millions:

	At Year Ended December 31,
	2024		2023
	Qualified	Non-Qualified	Qualified	Non-Qualified
Changes in projected benefit obligation:
Projected benefit obligation at January 1	$136	$108	$115	$112
Service cost	2	—	2	—
Interest cost	4	5	4	6
Actuarial (gain) loss, net	(4)	(1)	15	2
Foreign currency exchange	(8)	—	4	—
Benefit payments	(4)	(12)	(4)	(12)
Projected benefit obligation at December 31	$125	$101	$136	$108
Changes in fair value of plan assets:
Fair value of plan assets at January 1	$90	$—	$78	$—
Actual return on plan assets	8	—	9	—
Foreign currency exchange	(5)	—	3	—
Company contributions	4	12	4	12
Benefit payments	(4)	(12)	(4)	(12)
Fair value of plan assets at December 31	$92	$—	$90	$—
Funded status at December 31	$(33)	$(101)	$(46)	$(108)
Amounts in our consolidated balance sheets were as follows, in millions:

	At December 31,
	2024		2023
	Qualified	Non-Qualified	Qualified	Non-Qualified
Other assets	$1	$—	$2	$—
Accrued liabilities	—	(11)	—	(12)
Other liabilities	(35)	(89)	(48)	(97)
Total net liability	$(33)	$(101)	$(46)	$(108)
Unrealized loss included in accumulated other comprehensive income before income taxes was as follows, in millions:

	At December 31,
	2024		2023
	Qualified	Non-Qualified	Qualified	Non-Qualified
Net loss	$17	$24	$25	$26
Net prior service cost	1	—	2	—
Total	$19	$24	$27	$26

MASCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
M. EMPLOYEE RETIREMENT PLANS (Continued)
Information for defined-benefit pension plans with an accumulated benefit obligation in excess of plan assets was as follows, in millions:

	At December 31,
	2024		2023
	Qualified	Non-Qualified	Qualified	Non-Qualified
Projected benefit obligation	$123	$101	$133	$108
Accumulated benefit obligation	123	101	133	108
Fair value of plan assets	88	—	85	—
The projected benefit obligation was in excess of plan assets for all of our qualified defined-benefit pension plans at December 31, 2024 and 2023 which had an accumulated benefit obligation in excess of plan assets.
Net periodic pension cost for our defined-benefit pension plans, with the exception of service cost, is recorded in other, net, in our consolidated statements of operations. Net periodic pension cost for our defined-benefit pension plans was as follows, in millions:

	Year Ended December 31,
	2024		2023		2022
	Qualified	Non-Qualified	Qualified	Non-Qualified	Qualified	Non-Qualified
Service cost	$2	$—	$2	$—	$3	$—
Interest cost	4	5	4	6	2	3
Expected return on plan assets	(5)	—	(4)	—	(3)	—
Recognized net loss	1	1	—	1	3	3
Recognized prior service cost	—	—	—	—	1	—
Net periodic pension cost	$2	$6	$3	$7	$6	$6
We expect to recognize $3 million of pre-tax net loss from accumulated other comprehensive income into net periodic pension cost in 2025 related to our defined-benefit pension plans. For plans in which almost all of the plan's participants are inactive, pre-tax net loss within accumulated other comprehensive income is amortized using the straight-line method over the remaining life expectancy of the inactive plan participants. For all other plans, pre-tax net loss within accumulated other comprehensive income is amortized using the straight-line method over the average remaining service period of the active employees expected to receive benefits from the plan.
Plan Assets.    Our qualified defined-benefit pension plan weighted average asset allocation, which is based upon fair value, was as follows:

	At December 31,
	2024	2023
Equity securities	32%	28%
Debt securities	31%	29%
Other	38%	43%
Total	100%	100%

MASCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
M. EMPLOYEE RETIREMENT PLANS (Continued)
The following is a description of the valuation methodologies used for assets measured at fair value. There have been no changes in the methodologies used at December 31, 2024 compared to December 31, 2023.
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
The following tables set forth, by level within the fair value hierarchy, the qualified defined-benefit pension plan assets at fair value as of December 31, 2024 and 2023, in millions.

	At December 31, 2024
	Level 1	Level 2	Level 3	Total
Plan Assets
Common and preferred stocks:
United States	$18	$—	$—	$18
International	11	—	—	11
Corporate, government and other debt securities:
United States	—	6	—	6
International	—	22	—	22
Real estate:
International	—	—	11	11
Buy-in annuity:
International	—	2	—	2
Short-term and other investments:
International	3	18	—	21
Total plan assets	$33	$48	$11	$92

MASCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
M. EMPLOYEE RETIREMENT PLANS (Continued)

	At December 31, 2023
	Level 1	Level 2	Level 3	Total
Plan Assets
Common and preferred stocks:
United States	$17	$—	$—	$17
International	8	—	—	8
Corporate, government and other debt securities:
United States	—	5	—	5
International	—	21	—	21
Real estate:
United States	3	—	—	3
International	2	—	12	14
Buy-in annuity:
International	—	3	—	3
Short-term and other investments:
International	2	17	—	19
Total plan assets	$32	$46	$12	$90

Changes in the fair value of the qualified defined-benefit pension plan Level 3 assets were as follows, in millions:

	Year Ended December 31,
	2024	2023
Fair value, January 1	$12	$12
Currency translation	(1)	—
Fair value, December 31	$11	$12
Assumptions.    Weighted average major assumptions used in accounting for our defined-benefit pension plans were as follows:

	At December 31,
	2024	2023	2022
Discount rate for obligations	4.30%	4.00%	4.50%
Expected return on plan assets	4.80%	5.50%	4.50%
Rate of compensation increase	—%	—%	—%
Discount rate for net periodic pension cost	4.00%	4.50%	1.80%

MASCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
M. EMPLOYEE RETIREMENT PLANS (Concluded)

The discount rate for obligations for 2024, 2023 and 2022 is based primarily upon the expected duration of each defined-benefit pension plan's liabilities matched to spot rates along a high-quality corporate bond yield curve for the geography of the individual plans. At December 31, 2024, such rates for our defined-benefit pension plans ranged from 2.1 percent to 5.4 percent, with the most significant portion of the liabilities having a discount rate for obligations of 3.4 percent or higher. At December 31, 2023, such rates for our defined-benefit pension plans ranged from 1.9 percent to 5.0 percent, with the most significant portion of the liabilities having a discount rate for obligations of 3.2 percent or higher. At December 31, 2022, such rates for our defined‑benefit pension plans ranged from 0.8 percent to 5.3 percent, with the most significant portion of the liabilities having a discount rate for obligations of 3.7 percent or higher. The increase in the weighted average discount rate from 2023 to 2024 is principally due to higher long-term interest rates in the bond markets. The decrease in the weighted average discount rate from 2022 to 2023 is principally due to lower long-term interest rates in the bond markets.
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
Cash Flows.    At December 31, 2024, we expect to contribute approximately $11 million in 2025 to our non-qualified (domestic) defined-benefit pension plans.
At December 31, 2024, the benefits expected to be paid in each of the next five years, and in aggregate for the five years thereafter, relating to our defined-benefit pension plans, were as follows, in millions:

	Qualified Plans	Non-Qualified Plans
2025	$7	$11
2026	5	11
2027	5	11
2028	5	10
2029	5	10
2030 - 2034	31	42

MASCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
N. SHAREHOLDERS' EQUITY

Effective October 20, 2022, our Board of Directors authorized the repurchase, for retirement, of up to $2.0 billion of shares of our common stock, exclusive of excise tax, in open-market transactions or otherwise. During 2024, we repurchased and retired 10.0 million shares of our common stock (including 0.5 million shares to offset the dilutive impact of restricted stock units granted in 2024) for $757 million, inclusive of excise tax of $6 million. At December 31, 2024, we had $896 million remaining under the 2022 authorization.
During 2023, we repurchased and retired 6.2 million shares of our common stock (including 0.2 million shares to offset the dilutive impact of restricted stock units granted in 2023) for $356 million, inclusive of excise tax of $3 million.
During 2022, we repurchased and retired 16.6 million shares of our common stock (including 0.6 million shares to offset the dilutive impact of restricted stock units granted in 2022) for $914 million.
We have declared and paid cash dividends per common share of $1.16 in 2024, $1.14 in 2023 and $1.12 in 2022.
Accumulated Other Comprehensive Income.    The components of accumulated other comprehensive income attributable to Masco Corporation were as follows, in millions:

	At December 31,
	2024	2023
Currency translation adjustments, net	$237	$291
Unrecognized net loss and prior service cost, net	(36)	(42)
Accumulated other comprehensive income	$201	$249

O. SEGMENT INFORMATION

Our reportable segments are as follows:
Plumbing Products – principally includes faucets, plumbing system components and valves, showerheads and handheld showers, bath hardware and accessories, bathing units, tubs and shower bases and enclosures, shower drains, steam shower systems, water filtration systems, sinks, kitchen accessories, spas, exercise pools, aquatic fitness systems, and saunas.
Decorative Architectural Products – principally includes paints and other coating products, paint applicators and accessories, cabinet and other hardware and, until the divestiture of Kichler in the third quarter of 2024, lighting fixtures, ceiling fans, landscape lighting and LED lighting systems.
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
Other than those assets specifically identified within a segment, corporate assets consist primarily of property and equipment, ROU assets, deferred tax assets, cash and cash investments and other investments. Our accounting policies are consistently applied by our segments.
Our segments are based upon similarities in products and represent the aggregation of operating units for which financial information is regularly provided to our Chief Operating Decision Maker ("CODM"), who is our President and Chief Executive Officer. Our CODM uses segment net sales and operating profit in assessing segment performance and deciding how to allocate resources by comparing budget to actual results and assessing year-over-year variances.

MASCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
O. SEGMENT INFORMATION (Continued)
Information by segment was as follows, in millions:

	Year Ended December 31, 2024
	Plumbing Products	Decorative Architectural Products	Total
Net sales (A) (B) (C)	$4,853	$2,975	$7,828
Operating expenses (D)	3,896	2,395
Impairment charges for goodwill and other intangible assets	—	—
Corporate expenses (E)	46	31
Segment operating profit	$911	$549	$1,460
General corporate expense, net (E)			(97)
Operating profit			1,363
Other income (expense), net			(202)
Income before income taxes			$1,161

	Year Ended December 31, 2023
	Plumbing Products	Decorative Architectural Products	Total
Net sales (A) (B) (C)	$4,842	$3,125	$7,967
Operating expenses (D)	3,934	2,506
Impairment charges for goodwill and other intangible assets	—	15
Corporate expenses (E)	47	25
Segment operating profit	$861	$578	$1,439
General corporate expense, net (E)			(91)
Operating profit			1,348
Other income (expense), net			(110)
Income before income taxes			$1,238

	Year Ended December 31, 2022
	Plumbing Products	Decorative Architectural Products	Total
Net sales (A) (B) (C)	$5,252	$3,428	$8,680
Operating expenses (D)	4,395	2,825
Impairment charges for goodwill and other intangible assets	—	26
Corporate expenses (E)	38	12
Segment operating profit	$819	$565	$1,384
General corporate expense, net (E)			(87)
Operating profit			1,297
Other income (expense), net			(104)
Income before income taxes			$1,193

MASCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
O. SEGMENT INFORMATION (Concluded)

	Property Additions (F)			Depreciation and Amortization			Assets (G)
	Year Ended December 31,			Year Ended December 31,			Year Ended December 31,
	2024	2023	2022	2024	2023	2022	2024	2023	2022
Plumbing Products	$122	$161	$154	$108	$107	$103	$3,131	$3,140	$3,096
Decorative Architectural Products	44	76	64	35	35	34	1,435	1,696	1,780
Corporate	2	6	6	7	7	8	450	527	311
Total	$168	$243	$224	$150	$149	$145	$5,016	$5,363	$5,187

(A)Intra-company sales between segments were not material and have been excluded from net sales.
(B)Included in net sales were sales to one customer of $3,010 million, $3,070 million and $3,298 million in 2024, 2023 and 2022, respectively. Such net sales were included in each of our segments.
(C)Net sales from our operations in the U.S. were $5,996 million, $6,140 million and $6,756 million in 2024, 2023 and 2022, respectively.
(D)Operating expenses included cost of sales and selling, general and administrative expenses.
(E)Corporate expenses included specific corporate overhead allocated to each segment. General corporate expense, net included those expenses not specifically attributable to our segments.
(F)Property additions exclude amounts paid for long-lived assets as part of acquisitions.
(G)Long-lived assets of our operations in the U.S. and Europe were $1,323 million and $638 million, $1,459 million and $677 million, and $1,372 million and $548 million at December 31, 2024, 2023 and 2022, respectively.

MASCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
P. INCOME TAXES
Components of income taxes on income before income taxes and the components of deferred tax assets and liabilities were as follows, in millions:

	2024	2023	2022
Income before income taxes:
U.S.	$881	$968	$873
Foreign	280	270	320
	$1,161	$1,238	$1,193
Income tax expense:
Currently payable:
U.S. Federal	$153	$189	$178
State and local	26	47	29
Foreign	80	74	96
Deferred:
U.S. Federal	14	—	(16)
State and local	9	(39)	2
Foreign	5	7	(1)
	$287	$278	$288
Deferred tax assets at December 31:
Receivables	$8	$11
Inventories	13	19
Other assets, including stock-based compensation	8	9
Accrued liabilities	48	54
Noncurrent operating lease liabilities	44	54
Other long-term liabilities	49	53
Capitalized research expenditures	48	43
Net operating loss carryforward	57	74
Tax credit carryforward	8	10
	283	327
Valuation allowance	(27)	(33)
	256	294
Deferred tax liabilities at December 31:
Property and equipment	77	67
Operating lease right-of-use assets	45	57
Intangibles	80	81
Investment in foreign subsidiaries	14	11
Other	16	22
	232	238
Net deferred tax asset at December 31	$24	$56
The net deferred tax asset consisted of net deferred tax assets (included in other assets) of $62 million and $88 million, and net deferred tax liabilities (included in other liabilities) of $38 million and $32 million, at December 31, 2024 and 2023, respectively.

MASCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
P. INCOME TAXES (Continued)

In the fourth quarter of 2023, we recognized a $29 million state income tax benefit, net of federal expense, due to a legal restructuring of certain U.S. businesses that occurred in early 2024 which allowed for the utilization of certain loss carryforwards that were not previously recognized.
We continue to maintain a valuation allowance of $27 million and $33 million on certain state and foreign deferred tax assets as of December 31, 2024 and 2023, respectively, due primarily to cumulative loss positions in those jurisdictions.
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
Of the $65 million and $84 million deferred tax assets related to the net operating loss and tax credit carryforwards at December 31, 2024 and 2023, respectively, $46 million and $62 million, respectively, will expire within approximately 17 years and $19 million and $22 million, respectively, have no expiration.
A reconciliation of the U.S. Federal statutory tax rate to the income tax expense on income before income taxes was as follows:

	Year Ended December 31,
	2024	2023	2022
U.S. Federal statutory tax rate	21%	21%	21%
State and local taxes, net of U.S. Federal tax benefit	2	3	2
Higher taxes on foreign earnings	3	2	2
Valuation allowances	—	(2)	—
Stock-based compensation	(1)	(1)	—
Other, net	—	(1)	(1)
Effective tax rate	25%	22%	24%
Income taxes paid were $260 million, $328 million and $281 million in 2024, 2023 and 2022, respectively.

MASCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
P. INCOME TAXES (Concluded)

A reconciliation of the beginning and ending liability for uncertain tax positions, is as follows, in millions:

	2024	2023
Balance at January 1	$84	$83
Current year tax positions:
Additions	14	17
Reductions	(1)	(2)
Prior year tax positions:
Additions	1	3
Lapse of applicable statutes of limitation	(13)	(12)
Settlement with tax authorities	—	(5)
Balance at December 31	$85	$84
Liability for interest and penalties	16	13
Balance at December 31, including interest and penalties	$101	$97
If recognized, $67 million and $66 million of the liability for uncertain tax positions at December 31, 2024 and 2023, respectively, net of any U.S. Federal tax benefit, would impact our effective tax rate.
Interest and penalties recognized in income tax expense were insignificant in years ended December 31, 2024, 2023 and 2022.
Of the $101 million and $97 million total liability for uncertain tax positions (including related interest and penalties) at December 31, 2024 and 2023, respectively, $97 million and $93 million are recorded in other liabilities, respectively, and $4 million and $4 million are recorded as a net offset to other assets, respectively.
We file income tax returns in the U.S. Federal jurisdiction, and various local, state and foreign jurisdictions. We continue to participate in the Compliance Assurance Process ("CAP"). CAP is a real-time audit of the U.S. Federal income tax return that allows the Internal Revenue Service ("IRS"), working in conjunction with us, to determine tax return compliance with the U.S. Federal tax law prior to filing the return. This program provides us with greater certainty about our tax liability for a given year within months, rather than years, of filing our annual tax return and greatly reduces the need for recording a liability for U.S. Federal uncertain tax positions. The IRS has completed their examination of our consolidated U.S. Federal tax returns through 2023. With few exceptions, we are no longer subject to state or foreign income tax examinations on filed returns for years before 2020.
As a result of tax audit closings, settlements and the expiration of applicable statutes of limitation in various jurisdictions within the next 12 months, we anticipate that it is reasonably possible the liability for uncertain tax positions could be reduced by approximately $13 million.

MASCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Q. INCOME PER COMMON SHARE

Reconciliations of the numerators and denominators used in the computations of basic and diluted income per common share were as follows, in millions:

	Year Ended December 31,
	2024	2023	2022
Numerator (basic and diluted):
Net income	$822	$908	$844
Less: Allocation to redeemable noncontrolling interest	—	—	(2)
Less: Allocation to unvested restricted stock awards	—	—	4
Net income attributable to common shareholders	$822	$908	$842

Denominator:
Basic common shares (based upon weighted average)	218	225	231
Add: Dilutive effect of stock options and other stock-based incentives	1	1	1
Diluted common shares	219	226	232
We follow accounting guidance regarding determining whether instruments granted in share-based payment transactions are participating securities. This accounting guidance clarifies that share-based payment awards that entitle their holders to receive non-forfeitable dividends prior to vesting should be considered participating securities. The dividends associated with the unvested restricted stock units are forfeitable, and consequently, the restricted stock units are not considered a participating security and are not accounted for under the two-class method. We have also granted restricted stock awards that contain non-forfeitable rights to dividends on unvested shares; such unvested restricted stock awards are considered participating securities. As participating securities, the unvested shares are required to be included in the calculation of our basic income per common share, using the two-class method. The two-class method of computing income per common share is an allocation method that calculates income per share for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings. For the years ended December 31, 2024, 2023 and 2022, we allocated dividends and undistributed earnings to the participating securities.
The following stock options, restricted stock units and performance restricted stock units were excluded from the computation of weighted-average diluted common shares outstanding due to their anti-dilutive effect, in thousands:

	Year Ended December 31,
	2024	2023	2022
Number of stock options	176	871	635
Number of restricted stock units	—	5	20
Number of performance restricted stock units	47	—	15

MASCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONCLUDED)
R. OTHER COMMITMENTS AND CONTINGENCIES

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
Warranty.    Changes in our warranty liability were as follows, in millions:

	Year Ended December 31,
	2024	2023
Balance at January 1	$83	$80
Accruals for warranties issued during the year	38	35
Accruals related to pre-existing warranties	8	7
Settlements made (in cash or kind) during the year	(43)	(42)
Other, net (including currency translation, acquisitions, and divestitures)	(4)	2
Balance at December 31	$81	$83
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

S. INSURANCE SETTLEMENT

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
The Company's Principal Executive Officer and Principal Financial Officer have concluded, based on an evaluation of the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15 that, as of December 31, 2024, the Company's disclosure controls and procedures were effective.
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
c.Changes in Internal Control over Financial Reporting.
In connection with the evaluation of the Company's internal control over financial reporting that occurred during the quarter ended December 31, 2024, which is required under the Securities Exchange Act of 1934 by paragraph (d) of Exchange Rules 13a-15 or 15d-15 (as defined in paragraph (f) of Rule 13a-15), management determined that there was no change that materially affected or is reasonably likely to materially affect internal control over financial reporting.
During the second quarter of 2025, we plan to upgrade the enterprise resource planning system in one of our operating units within our Plumbing Products segment. The current system will be upgraded to a newer version and is not in response to any identified deficiency or weakness in the Company's internal control over financial reporting. However, this upgrade may involve complexities that could result in modification to certain internal controls at the operating unit.

Item 9B. Other Information.

Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements
On November 18, 2024, Keith J. Allman, our President and Chief Executive Officer, adopted a new 10b5-1 Trading Plan that is intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Exchange Act (the "Plan"). Trades under the Plan are permitted to begin on February 18, 2025 and the Plan's maximum duration is until October 31, 2025. The Plan is intended to allow for: (i) the sale of 36,973 shares, (ii) the exercise and sale of up to 138,047 stock options, and (iii) the sale of shares acquired by Mr. Allman upon the vesting of performance restricted stock units ("PRSUs") granted to him under our 2022-2024 Long Term Incentive Program (the number of PRSUs that vest is subject to certain performance conditions under the Long Term Incentive Program, with a maximum of 88,280 PRSUs).
During the three months ended December 31, 2024, none of our other officers or directors adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement.

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
We maintain insider trading policies and procedures governing the purchase, sale, and/or other dispositions of our securities by our directors, officers, and employees that we believe are reasonably designed to promote compliance with insider trading laws, rules, and regulations, and the exchange listing standards applicable to us. In addition, it is our policy to comply with applicable securities and state laws, including insider trading laws, when engaging in transactions in our securities. A copy of our insider trading policy is filed as Exhibit 19 to this annual report on Form 10-K.
Other information required by this Item will be contained in our definitive Proxy Statement for the 2025 Annual Meeting of Stockholders, to be filed before April 29, 2025, and such information is incorporated herein by reference.
Item 11. Executive Compensation.

Information required by this Item will be contained in our definitive Proxy Statement for the 2025 Annual Meeting of Stockholders, to be filed before April 29, 2025, and such information is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information
We grant equity under our 2024 Long Term Stock Incentive Plan (the "2024 Plan"). The following table sets forth information as of December 31, 2024 concerning the 2024 Plan, which was approved by our stockholders. We do not have any equity compensation plans that have not been approved by our stockholders.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity compensation plans approved by stockholders	1,048,291	$55.92	7,458,230
The remaining information required by this Item will be contained in our definitive Proxy Statement for our 2025 Annual Meeting of Stockholders, to be filed before April 29, 2025, and such information is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information required by this Item will be contained in our definitive Proxy Statement for the 2025 Annual Meeting of Stockholders, to be filed before April 29, 2025, and such information is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

Information required by this Item will be contained in our definitive Proxy Statement for the 2025 Annual Meeting of Stockholders, to be filed before April 29, 2025, and such information is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

a.    Listing of Documents.
(1)Financial Statements.    Our consolidated financial statements included in Item 8 hereof, as required at December 31, 2024 and 2023, and for the years ended December 31, 2024, 2023 and 2022, consist of the following:
(2)Financial Statement Schedule.
a. Our Financial Statement Schedule appended hereto, as required for the years ended December 31, 2024, 2023 and 2022, consists of the following:

II. Valuation and Qualifying Accounts	79
(3)Exhibits.

Exhibit No.		Incorporated By Reference			Filed Herewith
	Exhibit Description	Form	Exhibit	Filing Date
3.a	Restated Certificate of Incorporation of Masco Corporation.	2015 10-K	3.i	02/12/2016
3.b	Bylaws of Masco Corporation, as Amended and Restated on February 5, 2021.	2020 10-K	3.b	02/09/2021
4.a	Indenture dated as of December 1, 1982 between Masco Corporation and The Bank of New York Mellon Trust Company, N.A., as successor trustee under agreement originally with Morgan Guaranty Trust Company of New York, as Trustee, and Supplemental Indenture thereto dated as of July 26, 1994; and Directors' resolutions establishing Masco Corporation's:	2016 10-K	4.a	02/09/2017
4.a i	7-3/4% Debentures Due August 1, 2029.	2014 10-K	4.a.i(ii)	02/13/2015
4.b	Indenture dated as of February 12, 2001 between Masco Corporation and The Bank of New York Mellon Trust Company, N.A., as successor trustee under agreement originally with Bank One Trust Company, National Association, as Trustee, and Supplemental Indenture thereto dated as of November 30, 2006; and Directors' Resolutions establishing Masco Corporation's:	2016 10-K	4.b	02/09/2017
4.b i	6-1/2% Notes Due August 15, 2032;	2017 10-K	4.b.i	02/08/2018
4.b ii	3.500% Notes Due November 15, 2027; and	8-K	4.1	06/15/2017
4.b iii	4.500% Notes Due May 15, 2047.	8-K	4.2	06/15/2017

Exhibit No.		Incorporated By Reference			Filed Herewith
	Exhibit Description	Form	Exhibit	Filing Date
4.b iv	Second Supplemental Indenture, dated as of September 18, 2020, between Masco Corporation and The Bank of New York Mellon Trust Company, N.A., as successor trustee.	8-K	4.3	09/18/2020
4.b v	4.500% Notes Due May 15, 2047	8-K	4.2	09/18/2020
4.b vi	2.000% Notes Due October 1, 2030	8-K	4.1	09/18/2020
4.b vii	1.500% Notes Due February 15, 2028	8-K	4.1	03/04/2021
4.b viii	2.000% Notes Due February 15, 2031	8-K	4.2	03/04/2021
4.b ix	3.125% Notes Due February 15, 2051	8-K	4.3	03/04/2021
Note 2:	Other instruments, notes or extracts from agreements defining the rights of holders of long-term debt of Masco Corporation or its subsidiaries have not been filed since (i) in each case the total amount of long-term debt permitted thereunder does not exceed 10 percent of Masco Corporation's consolidated assets, and (ii) such instruments, notes and extracts will be furnished by Masco Corporation to the Securities and Exchange Commission upon request.
4.c	Description of securities.	2023 10-K	4.c	02/08/2024
10.a	Credit Agreement dated as of April 26, 2022 by and among Masco Corporation and Masco Europe S.à r.l. as borrowers, the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Citibank, N.A. and PNC Bank, National Association, as Co-Syndication Agents, and Deutsche Bank Securities, Inc., Royal Bank of Canada, Truist Bank, Bank of America, N.A., Fifth Third Bank and Wells Fargo Bank, National Association, as Co-Documentation Agents.	10-Q	10a	04/27/2022
Note 3:	Exhibits 10.b through 10.l constitute the management contracts and executive compensatory plans or arrangements in which certain of the directors and executive officers of the Company participate.
10.b	Masco Corporation 2014 Long Term Stock Incentive Plan (Amended and Restated May 9, 2016):	10-Q	10.a	07/26/2016
Form of Restricted Stock Unit Award Agreements:
10.b i	for awards between December 17, 2019 and February 2, 2022	2019 10-K	10.c.iii	02/11/2020
10.b ii	for awards on or after February 3, 2022	2021 10-K	10.c.iv	02/08/2022
Form of Stock Option Grant Agreements:
10.b iii	for grants prior to July 1, 2018	8-K	10.d	05/06/2014
10.b iv	for grants between July 1, 2018 and December 17, 2019	2018 10-K	10.c.iv	02/07/2019
10.b v	for grants between December 17, 2019 and February 3, 2022	2019 10-K	10.c.vi	02/11/2020
10.b vi	for grants on or after February 3, 2022	2021 10-K	10.c.viii	02/08/2022
10.b vii	Form of Phantom Share Award Agreements				X
10.b viii	Form of Stock Appreciation Rights Agreements				X
10.b ix
Long Term Incentive Program under Masco Corporation's 2014 Long Term Stock Incentive Plan (Amended and Restated February 3, 2022) and form of Performance Restricted Stock Unit Award Agreement thereunder.
		2021 10-K	10.c.xi	02/08/2022

Exhibit No.		Incorporated By Reference			Filed Herewith
	Exhibit Description	Form	Exhibit	Filing Date
10.b x	Non-Employee Directors Equity Program under Masco Corporation's 2014 Long Term Stock Incentive Plan (Amended and Restated February 7, 2020).	2019 10-K	10.c.xiii	02/11/2020
Form of Restricted Stock Unit Award Agreement for Non-Employee Directors:
10.b xi	for awards between February 7, 2020 and February 3, 2022	2019 10-K	10.c.xiv	02/11/2020
10.b xii	for awards on or after February 4, 2022	2021 10-K	10.c.xvii	02/08/2022
10.c	Masco Corporation 2024 Long Term Stock Incentive Plan				X
10.c i	Terms and Conditions of Awards Granted Under the Masco Corporation 2024 Long Term Stock Incentive Plan				X
10.c ii	Long Term Stock Incentive Program under Masco Corporation's 2024 Long Term Stock Incentive Plan and form of Performance Restricted Stock Unit Award Agreement thereunder.				X
10.c iii	Non-Employee Directors Equity Program under Masco Corporation's 2024 Long Term Stock Incentive Plan	10-Q	10.a	07/25/2024
10.c iv	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors	10-Q	10.b	07/25/2024
10.d	Form of Masco Corporation Supplemental Executive Retirement and Disability Plan and amendments thereto (includes amendment freezing benefit accruals) for John G. Sznewajs.	2015 10-K	10.d.i(ii)	02/12/2016
10.e	Other compensatory arrangements for executive officers.	2016 10-K	10.f	02/09/2017
10.f	Compensation of Non-Employee Directors.				X
10.g	Masco Corporation Retirement Benefit Restoration Plan effective January 1, 1995 (as amended and restated December 22, 2010), and amendments thereto effective February 6, 2012 and January 1, 2014.	2016 10-K	10.i	02/09/2017
10.h	Employment Offer Letter dated May 3, 2021 between Richard Marshall and Masco Corporation	10-Q	10	07/29/2021
10.i	Employment Offer Letter dated August 28, 2023 between Richard Westenberg and Masco Corporation	10-Q	10.a	10/26/2023
10.j	Amended and Restated Severance and Release Agreement dated December 21, 2023 between Masco Corporation and John G. Sznewajs	2023 10-K	10.k	02/08/2024
10.k	Amended and Restated Severance and Release Agreement dated December 30, 2023 between Masco Corporation and Richard A. O'Reagan	2023 10-K	10.l	02/08/2024
10.l	Amended and Restated Transition and Severance Agreement and Release of All Liability dated October 25, 2023 between Masco Corporation and David A. Chaika.	10-Q	10.b	10/26/2023

Exhibit No.		Incorporated By Reference			Filed Herewith
	Exhibit Description	Form	Exhibit	Filing Date
19	Insider Trading Policies and Procedures				X
21	List of Subsidiaries.				X
23	Consent of Independent Registered Public Accounting Firm relating to Masco Corporation's Consolidated Financial Statements and Financial Statement Schedule.				X
31.a	Certification by Chief Executive Officer required by Rule 13a-14(a)/15d-14(a).				X
31.b	Certification by Chief Financial Officer required by Rule 13a-14(a)/15d-14(a).				X
32	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.				X
97	Policy Relating to Recovery of Erroneously Awarded Compensation	2023 10-K	97	02/08/2024
101
The following financial information from Masco Corporation's Annual Report on Form 10-K for the year ended December 31, 2024, formatted in Inline XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Shareholders' Equity, and (vi) Notes to Consolidated Financial Statements.
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
February 11, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Principal Executive Officer:
/s/ Keith J. Allman	President and Chief Executive Officer and Director
Keith J. Allman
Principal Financial Officer:
/s/ Richard J. Westenberg	Vice President, Chief Financial Officer and Treasurer
Richard J. Westenberg
Principal Accounting Officer:
/s/ Bonnie S. Van Etten	Vice President, Controller and Chief Accounting Officer
Bonnie S. Van Etten
/s/ Lisa A. Payne	Chair of the Board
Lisa A. Payne
/s/ Mark R. Alexander	Director
Mark R. Alexander
/s/ Aine L. Denari	Director
Aine L. Denari
/s/ Marie A. Ffolkes	Director
Marie A. Ffolkes
/s/ Jonathon J. Nudi	Director
Jonathon J. Nudi
/s/ Christopher A. O'Herlihy	Director
Christopher A. O'Herlihy
/s/ Donald R. Parfet	Director
Donald R. Parfet
/s/ John C. Plant	Director
John C. Plant
/s/ Sandeep Reddy	Director
Sandeep Reddy
/s/ Charles K. Stevens, lll	Director
Charles K. Stevens, III
February 11, 2025

MASCO CORPORATION

SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2024, 2023 and 2022

	(In Millions)
Column A	Column B	Column C			Column D		Column E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts		Deductions		Balance at End of Period
Allowances for credit losses deducted from accounts receivable in the balance sheet:
2024	$11	$4	$—		$(5)	(a)	$10
2023	$8	$7	$—		$(5)	(a)	$11
2022	$6	$5	$—		$(3)	(a)	$8
Valuation allowance on deferred tax assets:
2024	$33	$—	$—		$(6)	(b)	$27
2023	$15	$2	$53	(c) (d)	$(37)	(e)	$33
2022	$17	$—	$—		$(2)	(f)	$15
______________________________
(a)Deductions, representing uncollectible accounts written off and divestitures, less recoveries of accounts written off in prior years.
(b)Primarily other activity not affecting income tax expense.
(c)As a result of the acquisition of Sauna360 Group Oy in the third quarter of 2023, $5 million was added to valuation allowance on deferred tax assets.
(d)$48 million was added to valuation allowance resulting from the establishment of certain state deferred tax assets for which the likelihood of utilization is no longer considered remote.
(e)Due to a legal restructuring of certain U.S. businesses that occurred in early 2024, a $37 million reduction in valuation allowance was recorded as a $29 million state income tax benefit, net of federal expense.
(f)Net reduction to valuation allowance recorded as an income tax benefit.