Form 10-Q
period 2025-03-31
MASCO CORP /DE/
filed 2025-04-23
CIK 62996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
    ☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
or
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at March 31, 2025
Common stock, par value $1.00 per share	210,942,022

MASCO CORPORATION

INDEX

MASCO CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

March 31, 2025 and December 31, 2024
(In Millions, Except Share Data)

	March 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash investments	$377	$634
Receivables	1,258	1,035
Inventories	1,047	938
Prepaid expenses and other	116	123
Total current assets	2,798	2,730
Property and equipment, net	1,133	1,116
Goodwill	605	597
Other intangible assets, net	218	220
Operating lease right-of-use assets	237	231
Other assets	115	123
Total assets	$5,107	$5,016

LIABILITIES
Current liabilities:
Accounts payable	$868	$789
Notes payable	133	3
Accrued liabilities	602	767
Total current liabilities	1,603	1,560
Long-term debt	2,945	2,945
Noncurrent operating lease liabilities	228	223
Other liabilities	337	342
Total liabilities	$5,113	$5,069

Commitments and contingencies (Note L)

EQUITY
Masco Corporation's shareholders' equity:
Common shares, par value $1 per share Authorized shares: 1,400,000,000; Issued and outstanding: 2025 – 210,900,000; 2024 – 212,500,000	211	212
Preferred shares authorized: 1,000,000; Issued and outstanding: 2025 and 2024 – None	—	—
Paid-in capital	—	—
Retained deficit	(693)	(693)
Accumulated other comprehensive income	228	201
Total Masco Corporation's shareholders' deficit	(254)	(279)
Noncontrolling interest	248	227
Total equity	(6)	(53)
Total liabilities and equity	$5,107	$5,016
See notes to condensed consolidated financial statements.
Amounts may not add due to rounding.

MASCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
For the Three Months Ended March 31, 2025 and 2024
(In Millions, Except Per Common Share Data)

	Three Months Ended March 31,
	2025	2024
Net sales	$1,801	$1,926
Cost of sales	1,157	1,241
Gross profit	644	685
Selling, general and administrative expenses	358	367
Operating profit	286	318
Other income (expense), net:
Interest expense	(26)	(25)
Other, net	(7)	(5)
	(32)	(30)
Income before income taxes	254	289
Income tax expense	56	60
Net income	198	229
Less: Net income attributable to noncontrolling interest	12	14
Net income attributable to Masco Corporation	$186	$215

Income per common share attributable to Masco Corporation:
Basic:
Net income	$0.87	$0.97
Diluted:
Net income	$0.87	$0.97

See notes to condensed consolidated financial statements.
Amounts may not add due to rounding.

MASCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
For the Three Months Ended March 31, 2025 and 2024
(In Millions)

	Three Months Ended March 31,
	2025	2024
Net income	$198	$229
Less: Net income attributable to noncontrolling interest	12	14
Net income attributable to Masco Corporation	$186	$215
Other comprehensive income (loss), net of tax:
Currency translation adjustment	$35	$(24)
Other comprehensive income (loss), net of tax	35	(24)
Less: Other comprehensive income (loss) attributable to noncontrolling interest	9	(6)
Other comprehensive income (loss) attributable to Masco Corporation	$27	$(18)
Total comprehensive income	$234	$205
Less: Total comprehensive income attributable to noncontrolling interest	21	8
Total comprehensive income attributable to Masco Corporation	$212	$197

See notes to condensed consolidated financial statements.
Amounts may not add due to rounding.

MASCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
For the Three Months Ended March 31, 2025 and 2024
(In Millions)

	Three Months Ended March 31,
	2025	2024
CASH FLOWS FROM (FOR) OPERATING ACTIVITIES:
Cash provided by operations	$262	$314
Increase in receivables	(225)	(258)
Increase in inventories	(102)	(44)
Decrease in accounts payable and accrued liabilities, net	(92)	(107)
Net cash for operating activities	(158)	(94)

CASH FLOWS FROM (FOR) FINANCING ACTIVITIES:
Purchase of Company common stock	(130)	(145)
Cash dividends paid	(66)	(64)
Purchase of redeemable noncontrolling interest	—	(15)
Proceeds from revolving credit borrowings, net	131	49
Proceeds from the exercise of stock options	2	75
Employee withholding taxes paid on stock-based compensation	(8)	(33)
Decrease in debt, net	—	(1)
Net cash for financing activities	(72)	(134)

CASH FLOWS FROM (FOR) INVESTING ACTIVITIES:
Capital expenditures	(32)	(31)
Other, net	—	(2)
Net cash for investing activities	(33)	(33)

Effect of exchange rate changes on cash and cash investments	6	(6)

CASH AND CASH INVESTMENTS:
Decrease for the period	(257)	(266)
At January 1	634	634
At March 31	$377	$368

See notes to condensed consolidated financial statements.
Amounts may not add due to rounding.

MASCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)
For the Three Months Ended March 31, 2025 and 2024
(In Millions, Except Per Common Share Data)

	Total	Common Shares ($1 par value)	Paid-In Capital	Retained (Deficit) Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest
Balance, January 1, 2024	$98	$221	$—	$(596)	$249	$224
Total comprehensive income (loss)	205	—	—	215	(18)	8
Shares issued	56	2	54	—	—	—
Shares retired:
Repurchased	(148)	(2)	(77)	(68)	—	—
Surrendered (non-cash)	(14)	—	—	(13)	—	—
Cash dividends declared	(64)	—	—	(64)	—	—
Redemption of redeemable noncontrolling interest	4	—	4	—	—	—
Stock-based compensation	20	—	20	—	—	—
Balance, March 31, 2024	$157	$220	$—	$(527)	$231	$232

Balance, January 1, 2025	$(53)	$212	$—	$(693)	$201	$227
Total comprehensive income	234	—	—	186	27	21
Shares issued	2	—	1	—	—	—
Shares retired:
Repurchased	(131)	(2)	(18)	(111)	—	—
Surrendered (non-cash)	(8)	—	—	(8)	—	—
Cash dividends declared	(66)	—	—	(66)	—	—
Stock-based compensation	17	—	17	—	—	—
Balance, March 31, 2025	$(6)	$211	$—	$(693)	$228	$248
See notes to condensed consolidated financial statements.
Amounts may not add due to rounding.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

A. ACCOUNTING POLICIES

In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments, of a normal recurring nature, necessary to fairly state our financial position at March 31, 2025, and our results of operations, comprehensive income (loss), cash flows and changes in shareholders' equity for the three months ended March 31, 2025 and 2024. The condensed consolidated balance sheet at December 31, 2024 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted ("GAAP") in the United States of America. Within the financial statements and tables presented, certain columns and rows may not add due to the use of rounded numbers for disclosure purposes.
Recently Adopted Accounting Pronouncements. In December 2023, the Financial Accounting Standards Board ("FASB") issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which requires additional income tax disclosures, particularly regarding the effective tax rate reconciliation and income taxes paid. We adopted this standard for annual periods beginning January 1, 2025. The adoption of this guidance will modify our annual disclosures, but will not have an impact on our financial position and results of operations.
In November 2023, the FASB issued ASU 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which requires additional disclosures regarding an entity's reportable segments, particularly regarding significant segment expenses, as well as information relating to the chief operating decision maker. We adopted this standard on a retrospective basis for annual periods beginning January 1, 2024, and for interim periods beginning in 2025. The adoption of this guidance modified our disclosures, but did not have an impact on our financial position and results of operations.
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

C. DIVESTITURES

In the third quarter of 2024, we sold our Kichler Lighting ("Kichler") business, a provider of decorative residential and light commercial lighting products, ceiling fans, and LED lighting system. The sale of Kichler did not represent a strategic shift that will have a major effect on our operations and financial results and therefore was not presented as discontinued operations. Prior to the divestiture, the results of the business were included in our Decorative Architectural Products segment.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
D. REVENUE

Our revenues are derived from sales to customers in the following geographic areas: North America and International, which are particularly in Europe. Net sales from these geographic areas, by segment, were as follows, in millions:

	Three Months Ended March 31, 2025
	Plumbing Products	Decorative Architectural Products	Total
Primary geographic areas:
North America	$795	$617	$1,412
International	389	—	389
Total	$1,185	$617	$1,801

	Three Months Ended March 31, 2024
	Plumbing Products	Decorative Architectural Products	Total
Primary geographic areas:
North America	$792	$734	$1,526
International	400	—	400
Total	$1,192	$734	$1,926
We reversed $1 million of revenue for the three months ended March 31, 2025 related to performance obligations settled in previous years.
Our contract asset balance was $2 million at both March 31, 2025 and December 31, 2024. Our contract liability balance was $17 million and $45 million at March 31, 2025 and December 31, 2024, respectively.
Changes in the allowance for credit losses deducted from accounts receivable were as follows, in millions:

	Three Months Ended March 31, 2025	Twelve Months Ended December 31, 2024
Balance at January 1	$10	$11
Provision for expected credit losses during the period	1	4
Write-offs charged against the allowance	(1)	(6)
Recoveries of amounts previously written off	1	2
Balance at end of period	$11	$10

E. INVENTORIES

The components of inventory were as follows, in millions:

	At March 31, 2025	At December 31, 2024
Finished goods	$626	$541
Raw materials	320	300
Work in process	101	97
Total	$1,047	$938

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
F. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill at March 31, 2025, by segment, was as follows, in millions:

	Gross Goodwill At March 31, 2025	Accumulated Impairment Losses	Net Goodwill At March 31, 2025
Plumbing Products	$675	$(301)	$375
Decorative Architectural Products	305	(75)	230
Total	$981	$(376)	$605
The changes in the carrying amount of goodwill for the three months ended March 31, 2025, by segment, were as follows, in millions:

	Gross Goodwill At December 31, 2024	Accumulated Impairment Losses	Net Goodwill At December 31, 2024	Foreign Currency Translation	Net Goodwill At March 31, 2025
Plumbing Products	$667	$(301)	$367	$8	$375
Decorative Architectural Products	305	(75)	230	—	230
Total	$973	$(376)	$597	$8	$605
The carrying value of our other indefinite-lived intangible assets was $80 million and $79 million at March 31, 2025 and December 31, 2024, respectively, and principally included registered trademarks. The carrying value of our definite-lived intangible assets was $138 million (net of accumulated amortization of $106 million) at March 31, 2025 and $140 million (net of accumulated amortization of $102 million) at December 31, 2024, and principally included customer relationships.

G. SUPPLIER FINANCE PROGRAM

We facilitate a voluntary supply chain finance program (the "program") to provide certain of our suppliers with the opportunity to sell receivables due from us to participating financial institutions at the sole discretion of both the suppliers and the financial institutions. The amounts confirmed as valid under the program were $46 million and $36 million at March 31, 2025 and December 31, 2024, respectively. Of the amounts confirmed as valid under the program, the amounts owed to participating financial institutions were $24 million and $23 million at March 31, 2025 and December 31, 2024, respectively.

H. DEBT

On April 26, 2022, we entered into a revolving credit agreement (the “2022 Credit Agreement”) with an aggregate commitment of $1.0 billion and a maturity date of April 26, 2027. Under the 2022 Credit Agreement, at our request and subject to certain conditions, we can increase the aggregate commitment up to an additional $500 million with the current lenders or new lenders.
The 2022 Credit Agreement provides for an unsecured revolving credit facility available to us and one of our foreign subsidiaries in U.S. dollars, European euros, British pounds sterling and certain other currencies for revolving credit loans, swingline loans and letters of credit. Borrowings under the revolving credit loans denominated in any agreed upon currency other than U.S. dollars are limited to the equivalent of $500 million. We can also borrow swingline loans up to $125 million and obtain letters of credit of up to $25 million. Outstanding letters of credit under the 2022 Credit Agreement reduce our borrowing capacity and we had no outstanding letters of credit under the 2022 Credit Agreement at March 31, 2025.
The 2022 Credit Agreement contains financial covenants requiring us to maintain (A) a net leverage ratio, as adjusted for certain items, not exceeding 4.0 to 1.0, and (B) an interest coverage ratio, as adjusted for certain items, not less than 2.5 to 1.0.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
H. DEBT (Concluded)
In order for us to borrow under the 2022 Credit Agreement, there must not be any default in our covenants in the 2022 Credit Agreement (i.e., in addition to the two financial covenants described above, principally limitations on subsidiary debt, negative pledge restrictions, and requirements relating to legal compliance, maintenance of our properties and insurance) and our representations and warranties in the 2022 Credit Agreement must be true in all material respects on the date of borrowing (i.e., principally no material adverse change or litigation likely to result in a material adverse change, since December 31, 2021, no material ERISA or environmental non-compliance, and no material tax deficiency). We were in compliance with all covenants and $131 million was borrowed and outstanding at a weighted average interest rate of 5.554% at March 31, 2025.
Fair Value of Debt. The fair value of our short-term and long-term fixed-rate debt instruments is based principally upon modeled market prices for the same or similar issues, which are Level 1 inputs. The aggregate estimated market value of our short-term and long-term debt at March 31, 2025 was approximately $2.8 billion, compared with the aggregate carrying value of $3.1 billion. The aggregate estimated market value of our short-term and long-term debt at December 31, 2024 was approximately $2.6 billion, compared with the aggregate carrying value of $3.0 billion.

I. SEGMENT INFORMATION

Information by segment was as follows, in millions:

	Three Months Ended March 31, 2025
	Plumbing Products	Decorative Architectural Products	Total
Net sales (A)	$1,185	$617	$1,801
Operating expenses (B)	957	514
Corporate expenses (C)	10	6
Segment operating profit	$217	$96	$313
General corporate expense, net (C)			(27)
Operating profit			286
Other income (expense), net			(32)
Income before income taxes			$254

	Three Months Ended March 31, 2024
	Plumbing Products	Decorative Architectural Products	Total
Net sales (A)	$1,192	$734	$1,926
Operating expenses (B)	954	601
Corporate expenses (C)	12	9
Segment operating profit	$226	$124	$350
General corporate expense, net (C)			(31)
Operating profit			318
Other income (expense), net			(30)
Income before income taxes			$289

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
I. SEGMENT INFORMATION (Concluded)

	Property Additions		Depreciation and Amortization
	Three Months Ended March 31,		Three Months Ended March 31,
	2025	2024	2025	2024
Plumbing Products	$26	$18	$26	$27
Decorative Architectural Products	6	12	7	10
Corporate	—	—	2	2
Total	$32	$31	$35	$38

	Assets
	At March 31, 2025	At December 31, 2024
Plumbing Products	$3,333	$3,131
Decorative Architectural Products	1,548	1,435
Corporate	226	450
Total	$5,107	$5,016

(A)Intra-company sales between segments were not material and have been excluded from net sales.
(B)Operating expenses included cost of sales and selling, general and administrative expenses.
(C)Corporate expenses included specific corporate overhead allocated to each segment. General corporate expense, net included those expenses not specifically attributable to our segments.

J. INCOME TAXES

Our effective tax rate was 22 percent and 21 percent for the three months ended March 31, 2025 and 2024, respectively. Our effective tax rate for the three months ended March 31, 2025 and 2024 was impacted by $9 million and $16 million of income tax benefits, respectively. For both periods, the income tax benefits primarily resulted from a reduction in the liability for uncertain tax positions resulting from the expiration of statutes of limitations and stock-based compensation.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
K. INCOME PER COMMON SHARE

Reconciliations of the numerators and denominators used in the computations of basic and diluted income per common share were as follows, in millions:

	Three Months Ended March 31,
	2025	2024
Numerator (basic and diluted):
Net income	$186	$215
Less: Allocation to unvested restricted stock awards	—	—
Net income attributable to common shareholders	$186	$215

Denominator:
Basic common shares (based upon weighted average)	212	221
Add: Dilutive effect of stock options and other stock-based incentives	—	1
Diluted common shares	213	221
For the three months ended March 31, 2025, basic and diluted income per common share were calculated using the treasury stock method. For the three months ended March 31, 2024, we allocated dividends and undistributed earnings to the unvested restricted stock awards.
The following stock options, restricted stock units and performance restricted stock units were excluded from the computation of weighted-average diluted common shares outstanding due to their anti-dilutive effect, in thousands:

	Three Months Ended March 31,
	2025	2024
Number of stock options	159	109
Number of restricted stock units	82	—
Number of performance restricted stock units	47	—
Effective October 20, 2022, our Board of Directors authorized the repurchase, for retirement, of up to $2.0 billion of shares of our common stock, exclusive of excise tax, in open-market transactions or otherwise. During the three months ended March 31, 2025, we repurchased and retired approximately 1.8 million shares of our common stock (including 0.3 million shares to offset the dilutive impact of restricted stock units granted in the three months ended March 31, 2025) for approximately $131 million, inclusive of excise tax of $1 million. At March 31, 2025, we had approximately $766 million remaining under the 2022 authorization.
We have declared and paid cash dividends per common share of $0.31 and $0.29 for the three months ended March 31, 2025 and 2024, respectively.

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
Warranty.    Changes in our warranty liability were as follows, in millions:

	Three Months Ended March 31, 2025	Twelve Months Ended December 31, 2024
Balance at January 1	$81	$83
Accruals for warranties issued during the period	9	38
Accruals related to pre-existing warranties	1	8
Settlements made (in cash or kind) during the period	(10)	(43)
Other, net (including currency translation and divestitures)	1	(4)
Balance at end of period	$82	$81

MASCO CORPORATION
Item 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Due to changing market conditions, we are experiencing, and may continue to experience, lower market demand for our products. We have been experiencing, and may continue to experience, elevated commodity and other input costs, as well as employee-related cost inflation. Additionally, we expect the recently-announced tariffs, particularly those related to China, to result in significantly higher costs to us, principally in our Plumbing Products segment. We seek to mitigate the impact of higher tariffs and other unfavorable impact to our costs over time with pricing, cost savings initiatives, sourcing changes, and other activities. Consumer demand for our products, however, could further diminish if consumer confidence erodes and the cost of our products and other consumer goods increases.
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

FIRST QUARTER 2025 VERSUS FIRST QUARTER 2024

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
The following discussion of consolidated results of operations refers to the three months ended March 31, 2025 compared to the same period of 2024.

NET SALES

Below is a summary of our net sales, in millions, for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024	Change
Net sales, as reported	$1,801	$1,926	(6)%
Divestitures	—	(59)
Net sales, excluding divestitures	1,801	1,867	(4)%
Currency translation	18	—
Net sales, excluding divestitures and the effect of currency translation	$1,819	$1,867	(3)%

Our net sales for the three months ended March 31, 2025 were $1,801 million, which decreased six percent compared to the three months ended March 31, 2024. Excluding divestitures and the effect of currency translation, net sales decreased three percent. Our net sales for three months ended March 31, 2025 decreased primarily due to lower sales volume mostly driven by paints and other coating products which decreased sales by three percent and unfavorable sales mix of plumbing products which decreased sales by one percent, partially offset by higher net selling prices of plumbing products which increased sales by one percent.
RESULTS OF OPERATIONS

Below is a summary of our results of operations for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024	Favorable / (Unfavorable)
Net sales	$1,801	$1,926	(6)%
Cost of sales	(1,157)	(1,241)	7%
Gross profit	$644	$685	(6)%
Gross margin	35.8%	35.6%	20 bps

Selling, general and administrative expenses	$(358)	$(367)	2%
Selling, general and administrative expenses as a percent of net sales	(19.9)%	(19.1)%	(80) bps

Operating profit	$286	$318	(10)%
Operating profit margin	15.9%	16.5%	(60) bps
Our gross profit for the three months ended March 31, 2025 was $644 million, which decreased six percent, and was negatively impacted by three percent due to lower sales volume, three percent due to the divestiture of our Kichler Lighting ("Kichler") business, as well as higher commodity costs, partially offset by cost savings initiatives and two percent due to higher net selling prices.

Our selling, general and administrative expenses for the three months ended March 31, 2025 were $358 million, which decreased two percent, and were positively impacted by five percent due to the divestiture of Kichler and one percent due to favorable foreign currency, partially offset by two percent due to higher marketing costs.

Our operating profit for the three months ended March 31, 2025 was $286 million, which decreased 10 percent, and was negatively impacted by decreased gross profit, partially offset by lower selling, general and administrative expenses.

OTHER INCOME (EXPENSE), NET

Below is a summary of our other income (expense), net, in millions, for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024	Favorable / (Unfavorable)
Interest expense	$(26)	$(25)	(4)%
Other, net	(7)	(5)	(40)%
Other income (expense), net	$(32)	$(30)	(7)%

INCOME TAXES

Below is a summary of our income tax expense, in millions, and our effective tax rate for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024	Favorable / (Unfavorable)
Income tax expense	$(56)	$(60)	7%
Effective tax rate	(22)%	(21)%	(100) bps
Our effective tax rate for the three months ended March 31, 2025 and 2024 was impacted by $9 million and $16 million of income tax benefits, respectively. For both periods, the income tax benefits primarily resulted from a reduction in the liability for uncertain tax positions resulting from the expiration of statutes of limitations and stock-based compensation.

NET INCOME AND INCOME PER COMMON SHARE - ATTRIBUTABLE TO MASCO CORPORATION

Below is a summary of our net income, in millions, and diluted income per common share for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024	Favorable / (Unfavorable)
Net income	$186	$215	(13)%
Diluted income per common share	$0.87	$0.97	(10)%

Business Segment Results

The following tables set forth our net sales and operating profit information by business segment, dollars in millions.

	Three Months Ended March 31,		Percent Change
	2025	2024	2025 vs. 2024
Net Sales:
Plumbing Products	$1,185	$1,192	(1)%
Decorative Architectural Products	617	734	(16)%
Total	$1,801	$1,926	(6)%

	Three Months Ended March 31,		Percent Change
	2025	2024	2025 vs. 2024
Operating Profit:
Plumbing Products	$217	$226	(4)%
Decorative Architectural Products	96	124	(23)%
Total	$313	$350	(11)%
General corporate expense, net	(27)	(31)	(13)%
Total operating profit	$286	$318	(10)%
The following discussion of business segment results refers to the three months ended March 31, 2025 compared to the same period of 2024. Changes in operating profit in the following business segment results discussion exclude general corporate expense, net.

BUSINESS SEGMENT RESULTS DISCUSSION

Plumbing Products
Sales
Net sales in the Plumbing Products segment decreased one percent for the three months ended March 31, 2025. In local currencies (including sales in currencies outside their respective functional currencies), net sales increased one percent. Higher net selling prices increased sales by one percent, partially offset by unfavorable sales mix which decreased sales by one percent.
Operating Results
Operating profit in the Plumbing Products segment for the three months ended March 31, 2025 was negatively impacted by higher commodity costs, higher marketing costs and unfavorable sales mix, partially offset by higher net selling prices and cost savings initiatives.
Decorative Architectural Products
Sales
Net sales in the Decorative Architectural Products segment decreased 16 percent for the three months ended March 31, 2025. The divestiture of our Kichler business decreased sales by eight percent and lower sales volume decreased sales by seven percent.
Operating Results
Operating profit in the Decorative Architectural Products segment for the three months ended March 31, 2025 was primarily negatively impacted by lower sales volume.

Liquidity and Capital Resources

Overview of Capital Structure
We had cash and cash investments of approximately $377 million and $634 million at March 31, 2025 and December 31, 2024, respectively. Our cash and cash investments consist of overnight interest bearing money market demand accounts, time deposit accounts, and money market mutual funds containing government securities and treasury obligations. While we attempt to diversify these investments in a prudent manner to minimize risk, it is possible that future changes in the financial markets could affect the security or availability of these investments. Of the cash and cash investments we held at March 31, 2025 and December 31, 2024, $265 million and $321 million, respectively, was held in our foreign subsidiaries. If these funds were needed for our operations in the U.S., their repatriation into the U.S. would not result in significant additional U.S. income tax or foreign withholding tax, as we have recorded such taxes on substantially all undistributed foreign earnings, except for those that are legally restricted.
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
The 2022 Credit Agreement contains financial covenants requiring us to maintain (A) a net leverage ratio, as adjusted for certain items, not exceeding 4.0 to 1.0, and (B) an interest coverage ratio, as adjusted for certain items, not less than 2.5 to 1.0. We were in compliance with all covenants and $131 million was borrowed and outstanding at a weighted average interest rate of 5.554% at March 31, 2025.
Other Liquidity and Capital Resource Activities
As part of our ongoing efforts to improve our cash flow and related liquidity, we work with suppliers to optimize our terms and conditions, including extending payment terms. We also facilitate a voluntary supply chain finance program (the "program") to provide certain of our suppliers with the opportunity to sell receivables due from us to participating financial institutions at the sole discretion of both the suppliers and the financial institutions. The amounts confirmed as valid under the program and included in accounts payable were $46 million and $36 million at March 31, 2025 and December 31, 2024, respectively. Of the amounts confirmed as valid under the program, the amounts owed to participating financial institutions were $24 million and $23 million at March 31, 2025 and December 31, 2024, respectively. All payments made under the program are recorded as a decrease in accounts payable and accrued liabilities, net, in our condensed consolidated statements of cash flows. A downgrade in our credit rating or changes in the financial markets could limit the financial institutions’ willingness to commit funds to, and participate in, the program. We do not believe such risk would have a material impact on our working capital or cash flows, as substantially all of our payments are made outside of the program.

Share Repurchases
Effective October 20, 2022, our Board of Directors authorized the repurchase, for retirement, of up to $2.0 billion of shares of our common stock, exclusive of excise tax, in open-market transactions or otherwise. During the three months ended March 31, 2025, we repurchased and retired approximately 1.8 million shares of our common stock (including 0.3 million shares to offset the dilutive impact of restricted stock units granted in the three months ended March 31, 2025) for approximately $131 million, inclusive of excise tax of $1 million. At March 31, 2025, we had approximately $766 million remaining under the 2022 authorization.

Cash Flows
For the three months ended March 31, 2025, net cash used for operations was $158 million, primarily driven by changes in working capital, partially offset by operating profit.
For the three months ended March 31, 2025, net cash used for financing activities was $72 million, primarily due to $130 million for the repurchase and retirement of our common stock and $66 million for the payment of cash dividends, partially offset by $131 million of net proceeds from revolving credit loan borrowings.
For the three months ended March 31, 2025, net cash used for investing activities was $33 million, primarily driven by $32 million of capital expenditures.

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

Our future performance may be affected by the levels of residential repair and remodel activity, and to a lesser extent, new home construction, our ability to maintain our strong brands, to develop innovative products and respond to changing consumer purchasing practices and preferences, our ability to maintain our public image and reputation, our ability to maintain our competitive position in our industries, our reliance on key customers, the cost and availability of materials, our dependence on suppliers and service providers, extreme weather events and changes in climate, risks associated with our international operations and global strategies, the impact on demand, pricing and product costs resulting from tariffs, our ability to achieve the anticipated benefits of our strategic initiatives, our ability to successfully execute our acquisition strategy and integrate businesses that we have acquired and may in the future acquire, our ability to attract, develop and retain a talented and diverse workforce, risks associated with cybersecurity vulnerabilities, threats and attacks and risks associated with our reliance on information systems and technology.

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
The Company's Principal Executive Officer and Principal Financial Officer have concluded, based on an evaluation of the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15 that, as of March 31, 2025, the Company's disclosure controls and procedures were effective.

b.    Changes in Internal Control over Financial Reporting.
In connection with the evaluation of the Company's internal control over financial reporting that occurred during the quarter ended March 31, 2025, which is required under the Securities Exchange Act of 1934 by paragraph (d) of Exchange Rules 13a-15 or 15d-15 (as defined in paragraph (f) of Rule 13a-15), management determined that there was no change that materially affected or is reasonably likely to materially affect internal control over financial reporting.
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

Item 1A. Risk Factors

There have been no material changes to the risk factors of the Company set forth in Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding the repurchase of our common stock for the three months ended March 31, 2025 under the 2022 share repurchase authorization:

Period	Total Number Of Shares Purchased	Average Price Paid Per Common Share	Total Number Of Shares Purchased As Part Of Publicly Announced Plans or Programs	Maximum Value Of Shares That May Yet Be Purchased Under The Plans Or Programs
1/1/25 - 1/31/25	467,144	$77.05	467,144	$860,357,022
2/1/25 - 2/28/25	180,116	$77.73	180,116	$846,356,045
3/1/25 - 3/31/25	1,125,861	$71.07	1,125,861	$766,345,395
Total for the quarter	1,773,121	$73.32	1,773,121	$766,345,395

Item 5. Other Information

Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements
During the three months ended March 31, 2025, none of our officers or directors adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement.

MASCO CORPORATION

PART II.  OTHER INFORMATION, Continued
Item 6. Exhibits

10.a	Employment Offer Letter dated March 3, 2025 between Jonathan J. Nudi and Masco Corporation.
10.b	Retention Agreement dated March 5, 2025 between Jai Shah and Masco Corporation.
31.a	Certification by Chief Executive Officer required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
31.b	Certification by Chief Financial Officer required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
32	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.
101
The following financial information from Masco Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Shareholders' Equity, and (vi) Notes to Condensed Consolidated Financial Statements.

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
April 23, 2025