Form 10-Q
period 2025-06-30
MASCO CORP /DE/
filed 2025-07-31
CIK 62996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
    ☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
or
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at June 30, 2025
Common stock, par value $1.00 per share	209,363,636

MASCO CORPORATION

INDEX

MASCO CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

June 30, 2025 and December 31, 2024
(In Millions, Except Share Data)

	June 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash investments	$390	$634
Receivables	1,318	1,035
Inventories	1,097	938
Prepaid expenses and other	119	123
Total current assets	2,925	2,730
Property and equipment, net	1,174	1,116
Goodwill	621	597
Other intangible assets, net	219	220
Operating lease right-of-use assets	244	231
Other assets	106	123
Total assets	$5,288	$5,016

LIABILITIES
Current liabilities:
Accounts payable	$871	$789
Notes payable	48	3
Accrued liabilities	690	767
Total current liabilities	1,609	1,560
Long-term debt	2,945	2,945
Noncurrent operating lease liabilities	231	223
Other liabilities	352	342
Total liabilities	$5,138	$5,069

Commitments and contingencies (Note L)

EQUITY
Masco Corporation's shareholders' equity:
Common shares, par value $1 per share Authorized shares: 1,400,000,000; Issued and outstanding: 2025 – 209,400,000; 2024 – 212,500,000	209	212
Preferred shares authorized: 1,000,000; Issued and outstanding: 2025 and 2024 – None	—	—
Paid-in capital	—	—
Retained deficit	(583)	(693)
Accumulated other comprehensive income	289	201
Total Masco Corporation's shareholders' deficit	(84)	(279)
Noncontrolling interest	234	227
Total equity	150	(53)
Total liabilities and equity	$5,288	$5,016
See notes to condensed consolidated financial statements.
Amounts may not add due to rounding.

MASCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
For the Three and Six Months Ended June 30, 2025 and 2024
(In Millions, Except Per Common Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net sales	$2,051	$2,091	$3,852	$4,017
Cost of sales	1,278	1,306	2,435	2,547
Gross profit	772	785	1,416	1,470
Selling, general and administrative expenses	361	388	719	755
Operating profit	412	397	698	715
Other income (expense), net:
Interest expense	(26)	(26)	(52)	(50)
Other, net	(7)	(5)	(14)	(10)
	(33)	(31)	(66)	(61)
Income before income taxes	378	366	632	655
Income tax expense	95	94	150	154
Net income	283	272	482	501
Less: Net income attributable to noncontrolling interest	13	14	25	28
Net income attributable to Masco Corporation	$270	$258	$456	$473

Income per common share attributable to Masco Corporation:
Basic:
Net income	$1.29	$1.18	$2.16	$2.15
Diluted:
Net income	$1.28	$1.17	$2.15	$2.14

See notes to condensed consolidated financial statements.
Amounts may not add due to rounding.

MASCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
For the Three and Six Months Ended June 30, 2025 and 2024
(In Millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$283	$272	$482	$501
Less: Net income attributable to noncontrolling interest	13	14	25	28
Net income attributable to Masco Corporation	$270	$258	$456	$473
Other comprehensive income (loss), net of tax:
Currency translation adjustment	$77	$(10)	$112	$(34)
Pension and other post-retirement benefits	—	—	1	1
Other comprehensive income (loss), net of tax	77	(10)	112	(33)
Less: Other comprehensive income (loss) attributable to noncontrolling interest	16	(1)	25	(7)
Other comprehensive income (loss) attributable to Masco Corporation	$61	$(9)	$88	$(27)
Total comprehensive income	$360	$262	$594	$467
Less: Total comprehensive income attributable to noncontrolling interest	29	13	50	22
Total comprehensive income attributable to Masco Corporation	$332	$249	$544	$446

See notes to condensed consolidated financial statements.
Amounts may not add due to rounding.

MASCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
For the Six Months Ended June 30, 2025 and 2024
(In Millions)

	Six Months Ended June 30,
	2025	2024
CASH FLOWS FROM (FOR) OPERATING ACTIVITIES:
Cash provided by operations	$606	$648
Increase in receivables	(271)	(265)
Increase in inventories	(133)	(43)
Decrease in accounts payable and accrued liabilities, net	(55)	(87)
Net cash from operating activities	148	252

CASH FLOWS FROM (FOR) FINANCING ACTIVITIES:
Purchase of Company common stock	(231)	(290)
Excise tax paid on the purchase of Company common stock	(6)	—
Cash dividends paid	(132)	(128)
Purchase of redeemable noncontrolling interest	—	(15)
Dividends paid to noncontrolling interest	(15)	(12)
Proceeds from revolving credit borrowings, net	46	—
Proceeds from the exercise of stock options	2	75
Employee withholding taxes paid on stock-based compensation	(8)	(33)
Decrease in debt, net	(1)	(1)
Net cash for financing activities	(344)	(404)

CASH FLOWS FROM (FOR) INVESTING ACTIVITIES:
Capital expenditures	(68)	(74)
Acquisition of business	—	(4)
Other, net	(1)	(1)
Net cash for investing activities	(70)	(80)

Effect of exchange rate changes on cash and cash investments	22	(5)

CASH AND CASH INVESTMENTS:
Decrease for the period	(243)	(236)
At January 1	634	634
At June 30	$390	$398

See notes to condensed consolidated financial statements.
Amounts may not add due to rounding.

MASCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)
For the Three and Six Months Ended June 30, 2025 and 2024
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

MASCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited) (Concluded)
For the Three and Six Months Ended June 30, 2025 and 2024
(In Millions, Except Per Common Share Data)

	Total	Common Shares ($1 par value)	Paid-In Capital	Retained (Deficit) Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interest
Balance, January 1, 2025	$(53)	$212	$—	$(693)	$201	$227
Total comprehensive income	234	—	—	186	27	21
Shares issued	2	—	1	—	—	—
Shares retired:
Repurchased	(131)	(2)	(18)	(111)	—	—
Surrendered (non-cash)	(8)	—	—	(8)	—	—
Cash dividends declared	(66)	—	—	(66)	—	—
Stock-based compensation	17	—	17	—	—	—
Balance, March 31, 2025	$(6)	$211	$—	$(693)	$228	$248
Total comprehensive income	360	—	—	270	61	29
Shares retired:
Repurchased	(102)	(2)	(5)	(95)	—	—
Cash dividends declared	(65)	—	—	(65)	—	—
Dividends declared to noncontrolling interest	(42)	—	—	—	—	(42)
Stock-based compensation	5	—	5	—	—	—
Balance, June 30, 2025	$150	$209	$—	$(583)	$289	$234
See notes to condensed consolidated financial statements.
Amounts may not add due to rounding.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

A. ACCOUNTING POLICIES

In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments, of a normal recurring nature, necessary to fairly state our financial position at June 30, 2025, our results of operations and comprehensive income (loss) for the three and six months ended June 30, 2025 and 2024, cash flows for the six months ended June 30, 2025 and 2024 and changes in shareholders' equity for the three and six months ended June 30, 2025 and 2024. The condensed consolidated balance sheet at December 31, 2024 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted ("GAAP") in the United States of America. Within the financial statements and tables presented, certain columns and rows may not add due to the use of rounded numbers for disclosure purposes.
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

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
D. REVENUE

Our revenues are derived from sales to customers in the following geographic areas: North America and International, which are particularly in Europe. Net sales from these geographic areas, by segment, were as follows, in millions:

	Three Months Ended June 30, 2025
	Plumbing Products	Decorative Architectural Products	Total
Primary geographic areas:
North America	$899	$738	$1,638
International	413	—	413
Total	$1,312	$738	$2,051

	Six Months Ended June 30, 2025
	Plumbing Products	Decorative Architectural Products	Total
Primary geographic areas:
North America	$1,695	$1,355	$3,049
International	802	—	802
Total	$2,497	$1,355	$3,852

	Three Months Ended June 30, 2024
	Plumbing Products	Decorative Architectural Products	Total
Primary geographic areas:
North America	$857	$838	$1,695
International	397	—	397
Total	$1,253	$838	$2,091

	Six Months Ended June 30, 2024
	Plumbing Products	Decorative Architectural Products	Total
Primary geographic areas:
North America	$1,648	$1,572	$3,220
International	797	—	797
Total	$2,445	$1,572	$4,017
We recognized $1 million and $4 million of revenue for the three months ended June 30, 2025 and 2024, respectively, related to performance obligations settled in previous quarters of the same year. We recognized $1 million of revenue and reversed $1 million of revenue for the three and six months ended June 30, 2025, respectively, and recognized $2 million of revenue for both the three and six months ended June 30, 2024, related to performance obligations settled in previous years.
Our contract asset balance was $2 million at both June 30, 2025 and December 31, 2024. Our contract liability balance was $16 million and $45 million at June 30, 2025 and December 31, 2024, respectively.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
D. REVENUE (Concluded)
Changes in the allowance for credit losses deducted from accounts receivable were as follows, in millions:

	Six Months Ended June 30, 2025	Twelve Months Ended December 31, 2024
Balance at January 1	$10	$11
Provision for expected credit losses during the period	3	4
Write-offs charged against the allowance	(2)	(6)
Recoveries of amounts previously written off	1	2
Balance at end of period	$13	$10

E. INVENTORIES

The components of inventory were as follows, in millions:

	At June 30, 2025	At December 31, 2024
Finished goods	$639	$541
Raw materials	352	300
Work in process	106	97
Total	$1,097	$938

F. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill at June 30, 2025, by segment, was as follows, in millions:

	Gross Goodwill At June 30, 2025	Accumulated Impairment Losses	Net Goodwill At June 30, 2025
Plumbing Products	$691	$(301)	$391
Decorative Architectural Products	305	(75)	230
Total	$997	$(376)	$621
The changes in the carrying amount of goodwill for the six months ended June 30, 2025, by segment, were as follows, in millions:

	Gross Goodwill At December 31, 2024	Accumulated Impairment Losses	Net Goodwill At December 31, 2024	Foreign Currency Translation	Net Goodwill At June 30, 2025
Plumbing Products	$667	$(301)	$367	$24	$391
Decorative Architectural Products	305	(75)	230	—	230
Total	$973	$(376)	$597	$24	$621
The carrying value of our other indefinite-lived intangible assets was $82 million and $79 million at June 30, 2025 and December 31, 2024, respectively, and principally included registered trademarks. The carrying value of our definite-lived intangible assets was $137 million (net of accumulated amortization of $104 million) at June 30, 2025 and $140 million (net of accumulated amortization of $102 million) at December 31, 2024, and principally included customer relationships.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
G. SUPPLIER FINANCE PROGRAM

We facilitate a voluntary supply chain finance program (the "program") to provide certain of our suppliers with the opportunity to sell receivables due from us to participating financial institutions at the sole discretion of both the suppliers and the financial institutions. The amounts confirmed as valid under the program were $44 million and $36 million at June 30, 2025 and December 31, 2024, respectively. Of the amounts confirmed as valid under the program, the amounts owed to participating financial institutions were $26 million and $23 million at June 30, 2025 and December 31, 2024, respectively.

H. DEBT

On April 26, 2022, we entered into a revolving credit agreement (the “2022 Credit Agreement”) with an aggregate commitment of $1.0 billion and a maturity date of April 26, 2027. Under the 2022 Credit Agreement, at our request and subject to certain conditions, we can increase the aggregate commitment up to an additional $500 million with the current lenders or new lenders.
The 2022 Credit Agreement provides for an unsecured revolving credit facility available to us and one of our foreign subsidiaries in U.S. dollars, European euros, British pounds sterling and certain other currencies for revolving credit loans, swingline loans and letters of credit. Borrowings under the revolving credit loans denominated in any agreed upon currency other than U.S. dollars are limited to the equivalent of $500 million. We can also borrow swingline loans up to $125 million and obtain letters of credit of up to $25 million. Outstanding letters of credit under the 2022 Credit Agreement reduce our borrowing capacity and we had no outstanding letters of credit under the 2022 Credit Agreement at June 30, 2025.
The 2022 Credit Agreement contains financial covenants requiring us to maintain (A) a net leverage ratio, as adjusted for certain items, not exceeding 4.0 to 1.0, and (B) an interest coverage ratio, as adjusted for certain items, not less than 2.5 to 1.0.
In order for us to borrow under the 2022 Credit Agreement, there must not be any default in our covenants in the 2022 Credit Agreement (i.e., in addition to the two financial covenants described above, principally limitations on subsidiary debt, negative pledge restrictions, and requirements relating to legal compliance, maintenance of our properties and insurance) and our representations and warranties in the 2022 Credit Agreement must be true in all material respects on the date of borrowing (i.e., principally no material adverse change or litigation likely to result in a material adverse change, since December 31, 2021, no material ERISA or environmental non-compliance, and no material tax deficiency). We were in compliance with all covenants and $46 million was borrowed and outstanding at a weighted average interest rate of 5.551% at June 30, 2025. Subsequent to June 30, 2025, the entire borrowing was repaid.
Fair Value of Debt. The fair value of our short-term and long-term fixed-rate debt instruments is based principally upon modeled market prices for the same or similar issues, which are Level 1 inputs. The aggregate estimated market value of our short-term and long-term debt at June 30, 2025 was approximately $2.7 billion, compared with the aggregate carrying value of $3.0 billion. The aggregate estimated market value of our short-term and long-term debt at December 31, 2024 was approximately $2.6 billion, compared with the aggregate carrying value of $3.0 billion.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
I. SEGMENT INFORMATION

Information by segment was as follows, in millions:

	Three Months Ended June 30, 2025
	Plumbing Products	Decorative Architectural Products	Total
Net sales (A)	$1,312	$738	$2,051
Operating expenses (B)	1,030	576
Corporate expenses (C)	8	5
Segment operating profit	$275	$157	$432
General corporate expense, net (C)			(20)
Operating profit			412
Other income (expense), net			(33)
Income before income taxes			$378

	Six Months Ended June 30, 2025
	Plumbing Products	Decorative Architectural Products	Total
Net sales (A)	$2,497	$1,355	$3,852
Operating expenses (B)	1,987	1,090
Corporate expenses (C)	18	11
Segment operating profit	$492	$253	$745
General corporate expense, net (C)			(47)
Operating profit			698
Other income (expense), net			(66)
Income before income taxes			$632

	Three Months Ended June 30, 2024
	Plumbing Products	Decorative Architectural Products	Total
Net sales (A)	$1,253	$838	$2,091
Operating expenses (B)	996	658
Corporate expenses (C)	11	6
Segment operating profit	$247	$174	$421
General corporate expense, net (C)			(24)
Operating profit			397
Other income (expense), net			(31)
Income before income taxes			$366

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
I. SEGMENT INFORMATION (Concluded)

	Six Months Ended June 30, 2024
	Plumbing Products	Decorative Architectural Products	Total
Net sales (A)	$2,445	$1,572	$4,017
Operating expenses (B)	1,950	1,258
Corporate expenses (C)	23	15
Segment operating profit	$472	$299	$771
General corporate expense, net (C)			(55)
Operating profit			715
Other income (expense), net			(61)
Income before income taxes			$655

	Property Additions
	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Plumbing Products	$26	$32	$52	$51
Decorative Architectural Products	9	11	15	23
Corporate	1	1	1	1
Total	$36	$44	$68	$74

	Depreciation and Amortization
	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Plumbing Products	$27	$27	$52	$53
Decorative Architectural Products	7	9	15	19
Corporate	2	2	4	4
Total	$36	$38	$71	$76

	Assets
	At June 30, 2025	At December 31, 2024
Plumbing Products	$3,461	$3,131
Decorative Architectural Products	1,590	1,435
Corporate	237	450
Total	$5,288	$5,016

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

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
J. INCOME TAXES

Our effective tax rate was 25 percent and 26 percent for the three months ended June 30, 2025 and 2024, respectively, and was 24 percent for both the six months ended June 30, 2025 and 2024.

On July 4, 2025, the One Big Beautiful Bill Act (the "Act") was enacted. While we are still evaluating the potential implications of the Act, we currently do not anticipate it will have a material effect on our effective tax rate.

K. INCOME PER COMMON SHARE

Reconciliations of the numerators and denominators used in the computations of basic and diluted income per common share were as follows, in millions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator (basic and diluted):
Net income	$270	$258	$456	$473
Less: Allocation to unvested restricted stock awards	—	—	—	—
Net income attributable to common shareholders	$270	$258	$456	$473

Denominator:
Basic common shares (based upon weighted average)	210	219	211	220
Add: Dilutive effect of stock options and other stock-based incentives	—	—	—	1
Diluted common shares	211	220	212	221
For the three and six months ended June 30, 2025, basic and diluted income per common share were calculated using the treasury stock method. For the three and six months ended June 30, 2024, we allocated dividends and undistributed earnings to the unvested restricted stock awards.
The following stock options, restricted stock units and performance restricted stock units were excluded from the computation of weighted-average diluted common shares outstanding due to their anti-dilutive effect, in thousands:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Number of stock options	403	201	355	150
Number of restricted stock units	295	—	120	—
Number of performance restricted stock units	47	—	47	—
Effective October 20, 2022, our Board of Directors authorized the repurchase, for retirement, of up to $2.0 billion of shares of our common stock, exclusive of excise tax, in open-market transactions or otherwise. During the six months ended June 30, 2025, we repurchased and retired approximately 3.4 million shares of our common stock (including 0.3 million shares to offset the dilutive impact of restricted stock units granted in the six months ended June 30, 2025) for approximately $233 million, inclusive of excise tax of $2 million. At June 30, 2025, we had approximately $666 million remaining under the 2022 authorization.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Concluded)
K. INCOME PER COMMON SHARE (Concluded)
We have declared and paid cash dividends per common share of $0.31 and $0.62 for the three and six months ended June 30, 2025, respectively, and $0.29 and $0.58 for the three and six months ended June 30, 2024, respectively.

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
Warranty.    Changes in our warranty liability were as follows, in millions:

	Six Months Ended June 30, 2025	Twelve Months Ended December 31, 2024
Balance at January 1	$81	$83
Accruals for warranties issued during the period	18	38
Accruals related to pre-existing warranties	6	8
Settlements made (in cash or kind) during the period	(20)	(43)
Other, net (including currency translation and divestitures)	2	(4)
Balance at end of period	$86	$81

MASCO CORPORATION
Item 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Due to changing market conditions, we are experiencing, and may continue to experience, lower market demand for our products. We have been experiencing, and may continue to experience, elevated commodity and other input costs, as well as employee-related cost inflation. Additionally, we expect the recently-enacted and announced tariffs, particularly those related to China, to result in significantly higher costs to us, principally in our Plumbing Products segment. We seek to mitigate the impact of higher tariffs and other unfavorable impact to our costs over time with pricing, cost savings initiatives, sourcing changes, and other activities. Consumer demand for our products, however, could further diminish if consumer confidence erodes and the price of our products and other consumer goods increases.
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

SECOND QUARTER 2025 AND THE FIRST SIX MONTHS 2025 VERSUS
SECOND QUARTER 2024 AND THE FIRST SIX MONTHS 2024

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
The following discussion of consolidated results of operations refers to the three and six months ended June 30, 2025 compared to the same periods of 2024.

NET SALES

Below is a summary of our net sales, in millions, for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	Change	2025	2024	Change
Net sales, as reported	$2,051	$2,091	(2)%	$3,852	$4,017	(4)%
Divestitures	—	(66)		—	(124)
Net sales, excluding divestitures	2,051	2,026	1%	3,852	3,893	(1)%
Currency translation	(15)	—		3	—
Net sales, excluding divestitures and the effect of currency translation	$2,036	$2,026	—%	$3,855	$3,893	(1)%

Our net sales for the three months ended June 30, 2025 were $2,051 million, which decreased two percent compared to the three months ended June 30, 2024. Excluding divestitures and the effect of currency translation, net sales were flat primarily due to higher net selling prices of plumbing products which increased sales by two percent, partially offset by lower sales volume of paints and other coating products which decreased sales by one percent.
Our net sales for the six months ended June 30, 2025 were $3,852 million, which decreased four percent compared to the six months ended June 30, 2024. Excluding divestitures and the effect of currency translation, net sales decreased one percent. Our net sales for six months ended June 30, 2025 decreased primarily due to lower sales volume of paints and other coating products which decreased sales by two percent, partially offset by higher net selling prices of plumbing products which increased sales by one percent.
RESULTS OF OPERATIONS

Below is a summary of our results of operations for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	Favorable / (Unfavorable)	2025	2024	Favorable / (Unfavorable)
Net sales	$2,051	$2,091	(2)%	$3,852	$4,017	(4)%
Cost of sales	(1,278)	(1,306)	2%	(2,435)	(2,547)	4%
Gross profit	$772	$785	(2)%	$1,416	$1,470	(4)%
Gross margin	37.6%	37.5%	10 bps	36.8%	36.6%	20 bps

Selling, general and administrative expenses	$(361)	$(388)	7%	$(719)	$(755)	5%
Selling, general and administrative expenses as a percent of net sales	(17.6)%	(18.6)%	100 bps	(18.7)%	(18.8)%	10 bps

Operating profit	$412	$397	4%	$698	$715	(2)%
Operating profit margin	20.1%	19.0%	110 bps	18.1%	17.8%	30 bps
Three Months Ended June 30, 2025
Our gross profit for the three months ended June 30, 2025 was $772 million, which decreased two percent, and was primarily impacted by higher commodity and tariff costs, three percent due to the divestiture of our Kichler Lighting ("Kichler") business, as well as an increase in other expenses, partially offset by five percent due to higher net selling prices of plumbing products, as well as cost savings initiatives.

Our selling, general and administrative expenses for the three months ended June 30, 2025 were $361 million, which decreased seven percent, and were impacted by four percent due to the divestiture of Kichler and two percent due to lower employee-related costs.

Our operating profit for the three months ended June 30, 2025 was $412 million, which increased four percent, and was impacted by lower selling, general and administrative expenses, partially offset by decreased gross profit.

Six Months Ended June 30, 2025

Our gross profit for the six months ended June 30, 2025 was $1,416 million, which decreased four percent, and was primarily impacted by higher commodity and tariff costs, three percent due to the divestiture of Kichler, two percent due to lower sales volume, as well as an increase in other expenses, partially offset by four percent due to higher net selling prices of plumbing products, as well as cost saving initiatives.

Our selling, general and administrative expenses for the six months ended June 30, 2025 were $719 million, which decreased five percent, and were impacted by the divestiture of Kichler.

Our operating profit for the six months ended June 30, 2025 was $698 million, which decreased two percent, and was impacted by decreased gross profit, partially offset by lower selling, general and administrative expenses.

OTHER INCOME (EXPENSE), NET

Below is a summary of our other income (expense), net, in millions, for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	Favorable / (Unfavorable)	2025	2024	Favorable / (Unfavorable)
Interest expense	$(26)	$(26)	—%	$(52)	$(50)	(4)%
Other, net	(7)	(5)	(40)%	(14)	(10)	(40)%
Other income (expense), net	$(33)	$(31)	(6)%	$(66)	$(61)	(8)%

INCOME TAXES

Below is a summary of our income tax expense, in millions, and our effective tax rate for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	Favorable / (Unfavorable)	2025	2024	Favorable / (Unfavorable)
Income tax expense	$(95)	$(94)	(1)%	$(150)	$(154)	3%
Effective tax rate	(25)%	(26)%	100 bps	(24)%	(24)%	— bps

NET INCOME AND INCOME PER COMMON SHARE - ATTRIBUTABLE TO MASCO CORPORATION

Below is a summary of our net income, in millions, and diluted income per common share for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	Favorable / (Unfavorable)	2025	2024	Favorable / (Unfavorable)
Net income	$270	$258	5%	$456	$473	(4)%
Diluted income per common share	$1.28	$1.17	9%	$2.15	$2.14	—%

Business Segment Results

The following tables set forth our net sales and operating profit information by business segment, dollars in millions.

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2025	2024	2025 vs. 2024	2025	2024	2025 vs. 2024
Net Sales:
Plumbing Products	$1,312	$1,253	5%	$2,497	$2,445	2%
Decorative Architectural Products	738	838	(12)%	1,355	1,572	(14)%
Total	$2,051	$2,091	(2)%	$3,852	$4,017	(4)%

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2025	2024	2025 vs. 2024	2025	2024	2025 vs. 2024
Operating Profit:
Plumbing Products	$275	$247	11%	$492	$472	4%
Decorative Architectural Products	157	174	(10)%	253	299	(15)%
Total	$432	$421	3%	$745	$771	(3)%
General corporate expense, net	(20)	(24)	(17)%	(47)	(55)	(15)%
Total operating profit	$412	$397	4%	$698	$715	(2)%
The following discussion of business segment results refers to the three and six months ended June 30, 2025 compared to the same periods of 2024. Changes in operating profit in the following business segment results discussion exclude general corporate expense, net.

BUSINESS SEGMENT RESULTS DISCUSSION

Plumbing Products
Sales
Net sales in the Plumbing Products segment increased five percent and two percent for the three and six months ended June 30, 2025, respectively. In local currencies (including sales in currencies outside their respective functional currencies), net sales increased four percent and two percent for the three and six months ended June 30, 2025, respectively. For the three months and six months ended June 30, 2025, higher net selling prices increased sales by three percent and two percent, respectively.
Operating Results
Operating profit in the Plumbing Products segment for the three and six months ended June 30, 2025 was positively impacted by higher net selling prices and cost savings initiatives. For the three months ended June 30, 2025, these amounts were partially offset by higher commodity and tariff costs and an increase in other expenses. For the six months ended June 30, 2025, these amounts were partially offset by higher commodity and tariff costs, higher marketing costs, unfavorable sales mix, and an increase in other expenses.

Decorative Architectural Products
Sales
Net sales in the Decorative Architectural Products segment decreased 12 percent and 14 percent for the three and six months ended June 30, 2025, respectively. The divestiture of our Kichler business decreased sales by eight percent for both periods and lower sales volume decreased sales by four percent and five percent for the three and six months ended June 30, 2025, respectively.
Operating Results
Operating profit in the Decorative Architectural Products segment for the three and six months ended June 30, 2025 was negatively impacted by lower sales volume and higher commodity costs, partially offset by cost saving initiatives.

Liquidity and Capital Resources

Overview of Capital Structure
We had cash and cash investments of approximately $390 million and $634 million at June 30, 2025 and December 31, 2024, respectively. Our cash and cash investments consist of overnight interest bearing money market demand accounts, time deposit accounts, and money market mutual funds containing government securities and treasury obligations. While we attempt to diversify these investments in a prudent manner to minimize risk, it is possible that future changes in the financial markets could affect the security or availability of these investments. Of the cash and cash investments we held at June 30, 2025 and December 31, 2024, $276 million and $321 million, respectively, was held in our foreign subsidiaries. If these funds were needed for our operations in the U.S., their repatriation into the U.S. would not result in significant additional U.S. income tax or foreign withholding tax, as we have recorded such taxes on substantially all undistributed foreign earnings, except for those that are legally restricted.
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
The 2022 Credit Agreement contains financial covenants requiring us to maintain (A) a net leverage ratio, as adjusted for certain items, not exceeding 4.0 to 1.0, and (B) an interest coverage ratio, as adjusted for certain items, not less than 2.5 to 1.0. We were in compliance with all covenants and $46 million was borrowed and outstanding at a weighted average interest rate of 5.551% at June 30, 2025. Subsequent to June 30, 2025, the entire borrowing was repaid.

Other Liquidity and Capital Resource Activities
As part of our ongoing efforts to improve our cash flow and related liquidity, we work with suppliers to optimize our terms and conditions, including extending payment terms. We also facilitate a voluntary supply chain finance program (the "program") to provide certain of our suppliers with the opportunity to sell receivables due from us to participating financial institutions at the sole discretion of both the suppliers and the financial institutions. The amounts confirmed as valid under the program and included in accounts payable were $44 million and $36 million at June 30, 2025 and December 31, 2024, respectively. Of the amounts confirmed as valid under the program, the amounts owed to participating financial institutions were $26 million and $23 million at June 30, 2025 and December 31, 2024, respectively. All payments made under the program are recorded as a decrease in accounts payable and accrued liabilities, net, in our condensed consolidated statements of cash flows. A downgrade in our credit rating or changes in the financial markets could limit the financial institutions’ willingness to commit funds to, and participate in, the program. We do not believe such risk would have a material impact on our working capital or cash flows, as substantially all of our payments are made outside of the program.
Share Repurchases
Effective October 20, 2022, our Board of Directors authorized the repurchase, for retirement, of up to $2.0 billion of shares of our common stock, exclusive of excise tax, in open-market transactions or otherwise. During the six months ended June 30, 2025, we repurchased and retired approximately 3.4 million shares of our common stock (including 0.3 million shares to offset the dilutive impact of restricted stock units granted in the six months ended June 30, 2025) for approximately $233 million, inclusive of excise tax of $2 million. At June 30, 2025, we had approximately $666 million remaining under the 2022 authorization. Consistent with our past practice and as part of our long-term capital allocation strategy, outside of any potential acquisitions, we anticipate using at least $450 million of cash for share repurchases in 2025.
Cash Flows
For the six months ended June 30, 2025, net cash provided by operations was $148 million, primarily driven by operating profit, partially offset by changes in working capital.
For the six months ended June 30, 2025, net cash used for financing activities was $344 million, primarily due to $231 million for the repurchase and retirement of our common stock, $132 million for the payment of cash dividends, and $15 million for dividends paid to noncontrolling interest, partially offset by $46 million of net proceeds from revolving credit loan borrowings.
For the six months ended June 30, 2025, net cash used for investing activities was $70 million, primarily driven by $68 million of capital expenditures.

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
The Company's Principal Executive Officer and Principal Financial Officer have concluded, based on an evaluation of the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15 that, as of June 30, 2025, the Company's disclosure controls and procedures were effective.

b.    Changes in Internal Control over Financial Reporting.
In connection with the evaluation of the Company's internal control over financial reporting that occurred during the quarter ended June 30, 2025, which is required under the Securities Exchange Act of 1934 by paragraph (d) of Exchange Rules 13a-15 or 15d-15 (as defined in paragraph (f) of Rule 13a-15), management determined that there was no change that materially affected or is reasonably likely to materially affect internal control over financial reporting.
During the second quarter of 2025, we upgraded the enterprise resource planning system in one of our operating units within our Plumbing Products segment. The current system was upgraded to a newer version and was not in response to any identified deficiency or weakness in the Company's internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding the repurchase of our common stock for the three months ended June 30, 2025 under the 2022 share repurchase authorization:

Period	Total Number Of Shares Purchased	Average Price Paid Per Common Share	Total Number Of Shares Purchased As Part Of Publicly Announced Plans or Programs	Maximum Value Of Shares That May Yet Be Purchased Under The Plans Or Programs
4/1/25 - 4/30/25	769,181	$62.41	769,181	$718,338,214
5/1/25 - 5/31/25	119,195	$62.93	119,195	$710,837,079
6/1/25 - 6/30/25	715,902	$62.87	715,902	$665,830,484
Total for the quarter	1,604,278	$62.65	1,604,278	$665,830,484

Item 5. Other Information

Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements
During the three months ended June 30, 2025, none of our officers or directors adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement.

MASCO CORPORATION

PART II.  OTHER INFORMATION, Continued
Item 6. Exhibits

10.a	Severance and Release Agreement dated July 8, 2025 between Masco Corporation and Keith J. Allman.
10.b	Aircraft Time Sharing Agreement dated July 25, 2025 between Jonathon J. Nudi and Masco Corporation.
31.a	Certification by Chief Executive Officer required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
31.b	Certification by Chief Financial Officer required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
32	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.
101
The following financial information from Masco Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Shareholders' Equity, and (vi) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

MASCO CORPORATION

PART II.  OTHER INFORMATION, Concluded

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

MASCO CORPORATION
By:	/s/ Richard J. Westenberg
Richard J. Westenberg Vice President, Chief Financial Officer and Treasurer
July 31, 2025