Form 10-Q
period 2025-09-30
MASCO CORP /DE/
filed 2025-10-29
CIK 62996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
    ☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
or
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at September 30, 2025
Common stock, par value $1.00 per share	207,695,621

MASCO CORPORATION

INDEX

MASCO CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

September 30, 2025 and December 31, 2024
(In Millions, Except Share Data)

	September 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash investments	$559	$634
Receivables	1,181	1,035
Inventories	1,069	938
Prepaid expenses and other	150	123
Total current assets	2,959	2,730
Property and equipment, net	1,181	1,116
Goodwill	622	597
Other intangible assets, net	213	220
Operating lease right-of-use assets	239	231
Other assets	98	123
Total assets	$5,311	$5,016

LIABILITIES
Current liabilities:
Accounts payable	$842	$789
Notes payable	2	3
Accrued liabilities	732	767
Total current liabilities	1,576	1,560
Long-term debt	2,945	2,945
Noncurrent operating lease liabilities	226	223
Other liabilities	396	342
Total liabilities	$5,143	$5,069

Commitments and contingencies (Note L)

EQUITY
Masco Corporation's shareholders' equity:
Common shares, par value $1 per share Authorized shares: 1,400,000,000; Issued and outstanding: 2025 – 207,700,000; 2024 – 212,500,000	208	212
Preferred shares authorized: 1,000,000; Issued and outstanding: 2025 and 2024 – None	—	—
Paid-in capital	—	—
Retained deficit	(576)	(693)
Accumulated other comprehensive income	291	201
Total Masco Corporation's shareholders' deficit	(78)	(279)
Noncontrolling interest	246	227
Total equity	168	(53)
Total liabilities and equity	$5,311	$5,016
See notes to condensed consolidated financial statements.
Amounts may not add due to rounding.

MASCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
For the Three and Nine Months Ended September 30, 2025 and 2024
(In Millions, Except Per Common Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net sales	$1,917	$1,983	$5,769	$6,000
Cost of sales	1,261	1,258	3,696	3,805
Gross profit	656	725	2,073	2,195
Selling, general and administrative expenses	353	368	1,072	1,123
Operating profit	303	357	1,001	1,073
Other income (expense), net:
Interest expense	(25)	(25)	(77)	(75)
Other, net	(2)	(85)	(16)	(95)
	(27)	(109)	(93)	(170)
Income before income taxes	276	248	908	903
Income tax expense	76	68	226	222
Net income	200	180	682	681
Less: Net income attributable to noncontrolling interest	11	13	36	41
Net income attributable to Masco Corporation	$189	$167	$645	$640

Income per common share attributable to Masco Corporation:
Basic:
Net income	$0.91	$0.77	$3.07	$2.92
Diluted:
Net income	$0.90	$0.77	$3.06	$2.91

See notes to condensed consolidated financial statements.
Amounts may not add due to rounding.

MASCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
For the Three and Nine Months Ended September 30, 2025 and 2024
(In Millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$200	$180	$682	$681
Less: Net income attributable to noncontrolling interest	11	13	36	41
Net income attributable to Masco Corporation	$189	$167	$645	$640
Other comprehensive income, net of tax:
Currency translation adjustment	$2	$33	$114	$(1)
Pension and other post-retirement benefits	—	—	1	1
Other comprehensive income, net of tax	2	33	115	—
Less: Other comprehensive income attributable to noncontrolling interest	1	9	25	2
Other comprehensive income (loss) attributable to Masco Corporation	$2	$24	$89	$(2)
Total comprehensive income	$203	$213	$797	$681
Less: Total comprehensive income attributable to noncontrolling interest	12	22	62	43
Total comprehensive income attributable to Masco Corporation	$191	$192	$735	$637

See notes to condensed consolidated financial statements.
Amounts may not add due to rounding.

MASCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
For the Nine Months Ended September 30, 2025 and 2024
(In Millions)

	Nine Months Ended September 30,
	2025	2024
CASH FLOWS FROM (FOR) OPERATING ACTIVITIES:
Cash provided by operations	$896	$957
Increase in receivables	(136)	(142)
Increase in inventories	(106)	(52)
Decrease in accounts payable and accrued liabilities, net	(50)	(94)
Net cash from operating activities	604	668

CASH FLOWS FROM (FOR) FINANCING ACTIVITIES:
Purchase of Company common stock	(354)	(482)
Excise tax paid on the purchase of Company common stock	(6)	—
Cash dividends paid	(197)	(191)
Purchase of redeemable noncontrolling interest	—	(15)
Dividends paid to noncontrolling interest	(30)	(25)
Proceeds from the exercise of stock options	6	76
Employee withholding taxes paid on stock-based compensation	(10)	(34)
Decrease in debt, net	(1)	(2)
Net cash for financing activities	(592)	(673)

CASH FLOWS FROM (FOR) INVESTING ACTIVITIES:
Capital expenditures	(109)	(112)
Acquisition of business	—	(4)
Proceeds from disposition of business, net of cash disposed	—	131
Other, net	(2)	(3)
Net cash (for) from investing activities	(111)	12

Effect of exchange rate changes on cash and cash investments	23	5

CASH AND CASH INVESTMENTS:
(Decrease) increase for the period	(75)	12
At January 1	634	634
At September 30	$559	$646

See notes to condensed consolidated financial statements.
Amounts may not add due to rounding.

MASCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)
For the Three and Nine Months Ended September 30, 2025 and 2024
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

MASCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited) (Concluded)
For the Three and Nine Months Ended September 30, 2025 and 2024
(In Millions, Except Per Common Share Data)

	Total	Common Shares ($1 par value)	Paid-In Capital	Retained (Deficit) Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interest
Balance, January 1, 2025	$(53)	$212	$—	$(693)	$201	$227
Total comprehensive income	234	—	—	186	27	21
Shares issued	2	—	1	—	—	—
Shares retired:
Repurchased	(131)	(2)	(18)	(111)	—	—
Surrendered (non-cash)	(8)	—	—	(8)	—	—
Cash dividends declared	(66)	—	—	(66)	—	—
Stock-based compensation	17	—	17	—	—	—
Balance, March 31, 2025	$(6)	$211	$—	$(693)	$228	$248
Total comprehensive income	360	—	—	270	61	29
Shares retired:
Repurchased	(102)	(2)	(5)	(95)	—	—
Cash dividends declared	(65)	—	—	(65)	—	—
Dividends declared to noncontrolling interest	(42)	—	—	—	—	(42)
Stock-based compensation	5	—	5	—	—	—
Balance, June 30, 2025	$150	$209	$—	$(583)	$289	$234
Total comprehensive income	203	—	—	189	2	12
Shares issued	3	—	3	—	—	—
Shares retired:
Repurchased	(125)	(2)	(5)	(118)	—	—
Cash dividends declared	(65)	—	—	(65)	—	—
Stock-based compensation	2	—	2	—	—	—
Balance, September 30, 2025	$168	$208	$—	$(576)	$291	$246
See notes to condensed consolidated financial statements.
Amounts may not add due to rounding.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

A. ACCOUNTING POLICIES

In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments, of a normal recurring nature, necessary to fairly state our financial position at September 30, 2025, our results of operations and comprehensive income (loss) for the three and nine months ended September 30, 2025 and 2024, cash flows for the nine months ended September 30, 2025 and 2024 and changes in shareholders' equity for the three and nine months ended September 30, 2025 and 2024. The condensed consolidated balance sheet at December 31, 2024 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted ("GAAP") in the United States of America. Within the financial statements and tables presented, certain columns and rows may not add due to the use of rounded numbers for disclosure purposes.
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
Recently Issued Accounting Pronouncements. In September 2025, the FASB issued ASU 2025-06, "Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software," which requires that an entity capitalize internal-use software development costs once management has authorized and committed to funding the software project and it is probable that the project will be completed and the software will be used to perform the function intended. ASU 2025-06 is effective on a prospective, modified transition, or retrospective basis for interim and annual reporting periods beginning January 1, 2028. Early adoption is permitted. We are currently reviewing the provisions of this standard and the impact, if any, the adoption of this guidance will have on our financial position and results of operations.

In July 2025, the FASB issued ASU 2025-05, "Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets," which provides a practical expedient that allows entities to assume the current conditions as of the balance sheet date do not change for the remaining life of the asset when estimating expected credit losses for current accounts receivable and current contract assets. ASU 2025-05 is effective on a prospective basis for interim and annual reporting periods beginning January 1, 2026. Early adoption is permitted. The adoption of this guidance is not expected to materially impact our financial position and results of operations.

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

C. DIVESTITURES

In the third quarter of 2024, we sold our Kichler Lighting ("Kichler") business, a provider of decorative residential and light commercial lighting products, ceiling fans, and LED lighting systems, for consideration of $125 million, net of cash disposed, and subject to final closing adjustments. In connection with the divestiture, we recognized a preliminary loss of $81 million, inclusive of costs to sell, for the three and nine months ended September 30, 2024, which is included in other, net in our condensed consolidated statements of operations. The sale of Kichler did not represent a strategic shift that will have a major effect on our operations and financial results and therefore was not presented as discontinued operations. Prior to the divestiture, the results of the business were included in our Decorative Architectural Products segment.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
D. REVENUE

Our revenues are derived from sales to customers in the following geographic areas: North America and International, which are particularly in Europe. Net sales from these geographic areas, by segment, were as follows, in millions:

	Three Months Ended September 30, 2025
	Plumbing Products	Decorative Architectural Products	Total
Primary geographic areas:
North America	$842	$670	$1,512
International	405	—	405
Total	$1,247	$670	$1,917

	Nine Months Ended September 30, 2025
	Plumbing Products	Decorative Architectural Products	Total
Primary geographic areas:
North America	$2,536	$2,025	$4,561
International	1,208	—	1,208
Total	$3,744	$2,025	$5,769

	Three Months Ended September 30, 2024
	Plumbing Products	Decorative Architectural Products	Total
Primary geographic areas:
North America	$831	$764	$1,595
International	388	—	388
Total	$1,219	$764	$1,983

	Nine Months Ended September 30, 2024
	Plumbing Products	Decorative Architectural Products	Total
Primary geographic areas:
North America	$2,480	$2,336	$4,815
International	1,185	—	1,185
Total	$3,665	$2,336	$6,000
We reversed $4 million of revenue for the three months ended September 30, 2025 and recognized $1 million of revenue for the three months ended September 30, 2024 related to performance obligations settled in previous quarters of the same year. We recognized $1 million of revenue for the three months ended September 30, 2025, and recognized $7 million and $8 million of revenue for the three and nine months ended September 30, 2024, respectively, related to performance obligations settled in previous years.
Our contract asset balance was $2 million at both September 30, 2025 and December 31, 2024. Our contract liability balance was $15 million and $45 million at September 30, 2025 and December 31, 2024, respectively.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
D. REVENUE (Concluded)
Changes in the allowance for credit losses deducted from accounts receivable were as follows, in millions:

	Nine Months Ended September 30, 2025	Twelve Months Ended December 31, 2024
Balance at January 1	$10	$11
Provision for expected credit losses during the period	4	4
Write-offs charged against the allowance	(2)	(6)
Recoveries of amounts previously written off	1	2
Balance at end of period	$13	$10

E. INVENTORIES

The components of inventory were as follows, in millions:

	At September 30, 2025	At December 31, 2024
Finished goods	$630	$541
Raw materials	329	300
Work in process	110	97
Total	$1,069	$938

F. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill at September 30, 2025, by segment, was as follows, in millions:

	Gross Goodwill At September 30, 2025	Accumulated Impairment Losses	Net Goodwill At September 30, 2025
Plumbing Products	$691	$(301)	$391
Decorative Architectural Products	305	(75)	230
Total	$997	$(376)	$622
The changes in the carrying amount of goodwill for the nine months ended September 30, 2025, by segment, were as follows, in millions:

	Gross Goodwill At December 31, 2024	Accumulated Impairment Losses	Net Goodwill At December 31, 2024	Foreign Currency Translation	Net Goodwill At September 30, 2025
Plumbing Products	$667	$(301)	$367	$24	$391
Decorative Architectural Products	305	(75)	230	—	230
Total	$973	$(376)	$597	$24	$622

The carrying value of our other indefinite-lived intangible assets was $82 million and $79 million at September 30, 2025 and December 31, 2024, respectively, and principally included registered trademarks. The carrying value of our definite-lived intangible assets was $132 million (net of accumulated amortization of $87 million) at September 30, 2025 and $140 million (net of accumulated amortization of $102 million) at December 31, 2024, and principally included customer relationships.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
G. SUPPLIER FINANCE PROGRAM

We facilitate a voluntary supply chain finance program (the "program") to provide certain of our suppliers with the opportunity to sell receivables due from us to participating financial institutions at the sole discretion of both the suppliers and the financial institutions. The amounts confirmed as valid under the program were $32 million and $36 million at September 30, 2025 and December 31, 2024, respectively. Of the amounts confirmed as valid under the program, the amounts owed to participating financial institutions were $22 million and $23 million at September 30, 2025 and December 31, 2024, respectively.

H. DEBT

On April 26, 2022, we entered into a revolving credit agreement (the “2022 Credit Agreement”) with an aggregate commitment of $1.0 billion and a maturity date of April 26, 2027. Under the 2022 Credit Agreement, at our request and subject to certain conditions, we can increase the aggregate commitment up to an additional $500 million with the current lenders or new lenders.
The 2022 Credit Agreement provides for an unsecured revolving credit facility available to us and one of our foreign subsidiaries in U.S. dollars, European euros, British pounds sterling and certain other currencies for revolving credit loans, swingline loans and letters of credit. Borrowings under the revolving credit loans denominated in any agreed upon currency other than U.S. dollars are limited to the equivalent of $500 million. We can also borrow swingline loans up to $108 million and obtain letters of credit of up to $25 million. Outstanding letters of credit under the 2022 Credit Agreement reduce our borrowing capacity and we had no outstanding letters of credit under the 2022 Credit Agreement at September 30, 2025.
The 2022 Credit Agreement contains financial covenants requiring us to maintain (A) a net leverage ratio, as adjusted for certain items, not exceeding 4.0 to 1.0, and (B) an interest coverage ratio, as adjusted for certain items, not less than 2.5 to 1.0.
In order for us to borrow under the 2022 Credit Agreement, there must not be any default in our covenants in the 2022 Credit Agreement (i.e., in addition to the two financial covenants described above, principally limitations on subsidiary debt, negative pledge restrictions, and requirements relating to legal compliance, maintenance of our properties and insurance) and our representations and warranties in the 2022 Credit Agreement must be true in all material respects on the date of borrowing (i.e., principally no material adverse change or litigation likely to result in a material adverse change, since December 31, 2021, no material ERISA or environmental non-compliance, and no material tax deficiency). We were in compliance with all covenants and no borrowings were outstanding at September 30, 2025.
Fair Value of Debt. The fair value of our short-term and long-term fixed-rate debt instruments is based principally upon modeled market prices for the same or similar issues, which are Level 1 inputs. The aggregate estimated market value of our short-term and long-term debt at September 30, 2025 was approximately $2.7 billion, compared with the aggregate carrying value of $3.0 billion. The aggregate estimated market value of our short-term and long-term debt at December 31, 2024 was approximately $2.6 billion, compared with the aggregate carrying value of $3.0 billion.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
I. SEGMENT INFORMATION

Information by segment was as follows, in millions:

	Three Months Ended September 30, 2025
	Plumbing Products	Decorative Architectural Products	Total
Net sales (A)	$1,247	$670	$1,917
Operating expenses (B)	1,042	537
Corporate expenses (C)	9	5
Segment operating profit	$196	$128	$324
General corporate expense, net (C)			(20)
Operating profit			303
Other income (expense), net			(27)
Income before income taxes			$276

	Nine Months Ended September 30, 2025
	Plumbing Products	Decorative Architectural Products	Total
Net sales (A)	$3,744	$2,025	$5,769
Operating expenses (B)	3,029	1,628
Corporate expenses (C)	27	17
Segment operating profit	$688	$381	$1,068
General corporate expense, net (C)			(68)
Operating profit			1,001
Other income (expense), net			(93)
Income before income taxes			$908

	Three Months Ended September 30, 2024
	Plumbing Products	Decorative Architectural Products	Total
Net sales (A)	$1,219	$764	$1,983
Operating expenses (B)	969	619
Corporate expenses (C)	10	7
Segment operating profit	$240	$138	$378
General corporate expense, net (C)			(21)
Operating profit			357
Other income (expense), net			(109)
Income before income taxes			$248

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
I. SEGMENT INFORMATION (Concluded)

	Nine Months Ended September 30, 2024
	Plumbing Products	Decorative Architectural Products	Total
Net sales (A)	$3,665	$2,336	$6,000
Operating expenses (B)	2,919	1,877
Corporate expenses (C)	33	22
Segment operating profit	$713	$436	$1,149
General corporate expense, net (C)			(76)
Operating profit			1,073
Other income (expense), net			(170)
Income before income taxes			$903

	Property Additions
	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Plumbing Products	$29	$27	$82	$77
Decorative Architectural Products	10	11	25	34
Corporate	2	—	3	1
Total	$41	$38	$109	$112

	Depreciation and Amortization
	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Plumbing Products	$29	$27	$81	$80
Decorative Architectural Products	8	9	22	28
Corporate	2	2	6	5
Total	$38	$38	$109	$113

	Assets
	At September 30, 2025	At December 31, 2024
Plumbing Products	$3,410	$3,131
Decorative Architectural Products	1,494	1,435
Corporate	407	450
Total	$5,311	$5,016

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

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
J. INCOME TAXES

Our effective tax rate was 28 percent and 27 percent for the three months ended September 30, 2025 and 2024, respectively, and was 25 percent for both the nine months ended September 30, 2025 and 2024.

On July 4, 2025, the One Big Beautiful Bill Act (the "Act") was enacted, reinstating immediate expensing for qualified fixed assets and research and development expenditures. The Act did not have a material effect on our effective tax rate.

K. INCOME PER COMMON SHARE

Reconciliations of the numerators and denominators used in the computations of basic and diluted income per common share were as follows, in millions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator (basic and diluted):
Net income	$189	$167	$645	$640
Less: Allocation to unvested restricted stock awards	—	—	—	—
Net income attributable to common shareholders	$189	$167	$645	$640

Denominator:
Basic common shares (based upon weighted average)	209	217	211	219
Add: Dilutive effect of stock options and other stock-based incentives	—	—	—	1
Diluted common shares	209	218	211	220
For the three and nine months ended September 30, 2025, basic and diluted income per common share were calculated using the treasury stock method. For the three and nine months ended September 30, 2024, we allocated dividends and undistributed earnings to the unvested restricted stock awards.
The following stock options, restricted stock units and performance restricted stock units were excluded from the computation of weighted-average diluted common shares outstanding due to their anti-dilutive effect, in thousands:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Number of stock options	395	53	368	168
Number of restricted stock units	—	—	125	—
Number of performance restricted stock units	47	—	47	—
Effective October 20, 2022, our Board of Directors authorized the repurchase, for retirement, of up to $2.0 billion of shares of our common stock, exclusive of excise tax, in open-market transactions or otherwise. During the nine months ended September 30, 2025, we repurchased and retired approximately 5.1 million shares of our common stock (including 0.3 million shares to offset the dilutive impact of restricted stock units granted in the nine months ended September 30, 2025) for approximately $357 million, inclusive of excise tax of $3 million. At September 30, 2025, we had approximately $542 million remaining under the 2022 authorization.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Concluded)
K. INCOME PER COMMON SHARE (Concluded)
We have declared and paid cash dividends per common share of $0.31 and $0.93 for the three and nine months ended September 30, 2025, respectively, and $0.29 and $0.87 for the three and nine months ended September 30, 2024, respectively.

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
Warranty.    Changes in our warranty liability were as follows, in millions:

	Nine Months Ended September 30, 2025	Twelve Months Ended December 31, 2024
Balance at January 1	$81	$83
Accruals for warranties issued during the period	28	38
Accruals related to pre-existing warranties	8	8
Settlements made (in cash or kind) during the period	(31)	(43)
Other, net (including currency translation and divestitures)	2	(4)
Balance at end of period	$87	$81

MASCO CORPORATION
Item 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Due to changing market conditions, we are experiencing, and may continue to experience, lower market demand for our products. We have been experiencing, and may continue to experience, elevated commodity and other input costs, as well as employee-related cost inflation. Additionally, we have been experiencing, and may continue to experience, significantly higher costs to us, principally in our Plumbing Products segment, due to the recently announced and enacted tariffs, particularly those related to China. We seek to mitigate the impact of higher tariffs and other unfavorable impact to our costs over time with pricing, cost savings initiatives, sourcing changes, and other activities. Consumer demand for our products, however, could further diminish if consumer confidence erodes and the price of our products and other consumer goods increases.
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

THIRD QUARTER 2025 AND THE FIRST NINE MONTHS 2025 VERSUS
THIRD QUARTER 2024 AND THE FIRST NINE MONTHS 2024

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
The following discussion of consolidated results of operations refers to the three and nine months ended September 30, 2025 compared to the same periods of 2024.

NET SALES

Below is a summary of our net sales, in millions, for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	Change	2025	2024	Change
Net sales, as reported	$1,917	$1,983	(3)%	$5,769	$6,000	(4)%
Divestitures	—	(54)		—	(178)
Net sales, excluding divestitures	1,917	1,929	(1)%	5,769	5,822	(1)%
Currency translation	(20)	—		(17)	—
Net sales, excluding divestitures and the effect of currency translation	$1,897	$1,929	(2)%	$5,752	$5,822	(1)%

Our net sales for the three months ended September 30, 2025 were $1,917 million, which decreased three percent compared to the three months ended September 30, 2024. Excluding divestitures and the effect of currency translation, net sales decreased two percent primarily due to lower sales volume across the entire company which decreased sales by four percent, partially offset by higher net selling prices of plumbing products which increased sales by two percent.
Our net sales for the nine months ended September 30, 2025 were $5,769 million, which decreased four percent compared to the nine months ended September 30, 2024. Excluding divestitures and the effect of currency translation, net sales decreased one percent primarily due to lower sales volume across the entire company which decreased sales by three percent, partially offset by higher net selling prices of plumbing products which increased sales by two percent.
RESULTS OF OPERATIONS

Below is a summary of our results of operations for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	Favorable / (Unfavorable)	2025	2024	Favorable / (Unfavorable)
Net sales	$1,917	$1,983	(3)%	$5,769	$6,000	(4)%
Cost of sales	(1,261)	(1,258)	—%	(3,696)	(3,805)	3%
Gross profit	$656	$725	(10)%	$2,073	$2,195	(6)%
Gross margin	34.2%	36.6%	(240) bps	35.9%	36.6%	(70) bps

Selling, general and administrative expenses	$(353)	$(368)	4%	$(1,072)	$(1,123)	5%
Selling, general and administrative expenses as a percent of net sales	(18.4)%	(18.6)%	20 bps	(18.6)%	(18.7)%	10 bps

Operating profit	$303	$357	(15)%	$1,001	$1,073	(7)%
Operating profit margin	15.8%	18.0%	(220) bps	17.4%	17.9%	(50) bps
Three Months Ended September 30, 2025
Our gross profit for the three months ended September 30, 2025 was $656 million, which decreased 10 percent, and was negatively impacted by higher commodity and tariff costs, four percent due to lower sales volume, an increase in other expenses (including inventory-related reserves), and two percent due to the divestiture of our Kichler Lighting ("Kichler") business. These amounts were partially offset by seven percent due to higher net selling prices, as well as cost savings initiatives.

Our selling, general and administrative expenses for the three months ended September 30, 2025 were $353 million, which decreased four percent, and were positively impacted by four percent due to the divestiture of Kichler and two percent due to lower marketing costs, partially offset by one percent due to unfavorable foreign currency translation.

Our operating profit for the three months ended September 30, 2025 was $303 million, which decreased 15 percent, and was negatively impacted by decreased gross profit, partially offset by lower selling, general and administrative expenses.

Nine Months Ended September 30, 2025

Our gross profit for the nine months ended September 30, 2025 was $2,073 million, which decreased six percent, and was negatively impacted by higher commodity and tariff costs and three percent each due to lower sales volume and the divestiture of Kichler, as well as an increase in other expenses (including inventory-related reserves). These amounts were partially offset by five percent due to higher net selling prices of plumbing products, as well as cost savings initiatives.

Our selling, general and administrative expenses for the nine months ended September 30, 2025 were $1,072 million, which decreased five percent, and were positively impacted by four percent due to the divestiture of Kichler and one percent due to lower employee-related costs.

Our operating profit for the nine months ended September 30, 2025 was $1,001 million, which decreased seven percent, and was negatively impacted by decreased gross profit, partially offset by lower selling, general and administrative expenses.

OTHER INCOME (EXPENSE), NET

Below is a summary of our other income (expense), net, in millions, for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	Favorable / (Unfavorable)	2025	2024	Favorable / (Unfavorable)
Interest expense	$(25)	$(25)	—%	$(77)	$(75)	(3)%
Other, net	(2)	(85)	98%	(16)	(95)	83%
Other income (expense), net	$(27)	$(109)	75%	$(93)	$(170)	45%
Other, net included a preliminary loss on the sale of Kichler of $81 million for the three and nine months ended September 30, 2024.

INCOME TAXES

Below is a summary of our income tax expense, in millions, and our effective tax rate for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	Favorable / (Unfavorable)	2025	2024	Favorable / (Unfavorable)
Income tax expense	$(76)	$(68)	(12)%	$(226)	$(222)	(2)%
Effective tax rate	(28)%	(27)%	(100) bps	(25)%	(25)%	— bps

NET INCOME AND INCOME PER COMMON SHARE - ATTRIBUTABLE TO MASCO CORPORATION

Below is a summary of our net income, in millions, and diluted income per common share for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	Favorable / (Unfavorable)	2025	2024	Favorable / (Unfavorable)
Net income	$189	$167	13%	$645	$640	1%
Diluted income per common share	$0.90	$0.77	17%	$3.06	$2.91	5%

Business Segment Results

The following tables set forth our net sales and operating profit information by business segment, dollars in millions.

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2025	2024	2025 vs. 2024	2025	2024	2025 vs. 2024
Net Sales:
Plumbing Products	$1,247	$1,219	2%	$3,744	$3,665	2%
Decorative Architectural Products	670	764	(12)%	2,025	2,336	(13)%
Total	$1,917	$1,983	(3)%	$5,769	$6,000	(4)%

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2025	2024	2025 vs. 2024	2025	2024	2025 vs. 2024
Operating Profit:
Plumbing Products	$196	$240	(18)%	$688	$713	(4)%
Decorative Architectural Products	128	138	(7)%	381	436	(13)%
Total	$324	$378	(14)%	$1,068	$1,149	(7)%
General corporate expense, net	(20)	(21)	(5)%	(68)	(76)	(11)%
Total operating profit	$303	$357	(15)%	$1,001	$1,073	(7)%
The following discussion of business segment results refers to the three and nine months ended September 30, 2025 compared to the same periods of 2024. Changes in operating profit in the following business segment results discussion exclude general corporate expense, net.

BUSINESS SEGMENT RESULTS DISCUSSION

Plumbing Products
Sales
Net sales in the Plumbing Products segment increased two percent for both the three and nine months ended September 30, 2025. In local currencies (including sales in currencies outside their respective functional currencies), net sales increased one percent and two percent for the three and nine months ended September 30, 2025, respectively. For the three months ended September 30, 2025, net sales increased three percent due to higher net selling prices, partially offset by three percent due to lower sales volume. For the nine months ended September 30, 2025, net sales increased three percent due to higher net selling prices, partially offset by one percent due to lower sales volume.
Operating Results
Operating profit in the Plumbing Products segment for the three and nine months ended September 30, 2025 was negatively impacted by higher commodity and tariff costs, an increase in other expenses (including inventory-related reserves), and lower sales volume, partially offset by higher net selling prices and cost savings initiatives. For the nine months ended September 30, 2025, operating profit was also negatively impacted by unfavorable sales mix and higher marketing costs.

Decorative Architectural Products
Sales
Net sales in the Decorative Architectural Products segment decreased 12 percent and 13 percent for the three and nine months ended September 30, 2025, respectively. For the three months ended September 30, 2025, net sales decreased seven percent due to the divestiture of Kichler and seven percent due to lower sales volume, partially offset by one percent due to higher net selling prices. For the nine months ended September 30, 2025, net sales decreased eight percent due to the divestiture of Kichler and six percent due to lower sales volume.
Operating Results
Operating profit in the Decorative Architectural Products segment for the three and nine months ended September 30, 2025 was negatively impacted by lower sales volume and higher commodity and tariff costs, partially offset by cost savings initiatives. For the three months ended September 30, 2025, negative impacts to operating profit were also partially offset by higher net selling prices.

Liquidity and Capital Resources

Overview of Capital Structure
We had cash and cash investments of approximately $559 million and $634 million at September 30, 2025 and December 31, 2024, respectively. Our cash and cash investments consist of overnight interest bearing money market demand accounts, time deposit accounts, and money market mutual funds containing government securities and treasury obligations. While we attempt to diversify these investments in a prudent manner to minimize risk, it is possible that future changes in the financial markets could affect the security or availability of these investments. Of the cash and cash investments we held at September 30, 2025 and December 31, 2024, $303 million and $321 million, respectively, was held in our foreign subsidiaries. If these funds were needed for our operations in the U.S., their repatriation into the U.S. would not result in significant additional U.S. income tax or foreign withholding tax, as we have recorded such taxes on substantially all undistributed foreign earnings, except for those that are legally restricted.
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
The 2022 Credit Agreement contains financial covenants requiring us to maintain (A) a net leverage ratio, as adjusted for certain items, not exceeding 4.0 to 1.0, and (B) an interest coverage ratio, as adjusted for certain items, not less than 2.5 to 1.0. We were in compliance with all covenants and no borrowings were outstanding at September 30, 2025.

Other Liquidity and Capital Resource Activities
As part of our ongoing efforts to improve our cash flow and related liquidity, we work with suppliers to optimize our terms and conditions, including extending payment terms. We also facilitate a voluntary supply chain finance program (the "program") to provide certain of our suppliers with the opportunity to sell receivables due from us to participating financial institutions at the sole discretion of both the suppliers and the financial institutions. The amounts confirmed as valid under the program and included in accounts payable were $32 million and $36 million at September 30, 2025 and December 31, 2024, respectively. Of the amounts confirmed as valid under the program, the amounts owed to participating financial institutions were $22 million and $23 million at September 30, 2025 and December 31, 2024, respectively. All payments made under the program are recorded as a decrease in accounts payable and accrued liabilities, net, in our condensed consolidated statements of cash flows. A downgrade in our credit rating or changes in the financial markets could limit the financial institutions’ willingness to commit funds to, and participate in, the program. We do not believe such risk would have a material impact on our working capital or cash flows, as substantially all of our payments are made outside of the program.
Divestitures
In the third quarter of 2024, we sold our Kichler business, a provider of decorative residential and light commercial lighting products, ceiling fans, and LED lighting systems, for consideration of $125 million, net of cash disposed, and subject to final closing adjustments.
Share Repurchases
Effective October 20, 2022, our Board of Directors authorized the repurchase, for retirement, of up to $2.0 billion of shares of our common stock, exclusive of excise tax, in open-market transactions or otherwise. During the nine months ended September 30, 2025, we repurchased and retired approximately 5.1 million shares of our common stock (including 0.3 million shares to offset the dilutive impact of restricted stock units granted in the nine months ended September 30, 2025) for approximately $357 million, inclusive of excise tax of $3 million. At September 30, 2025, we had approximately $542 million remaining under the 2022 authorization. Consistent with our past practice and as part of our long-term capital allocation strategy, outside of any potential acquisitions, we anticipate using approximately $500 million of cash for share repurchases in 2025.
Cash Flows
For the nine months ended September 30, 2025, net cash provided by operations was $604 million, primarily driven by operating profit and the change in deferred taxes as a result of the cash tax benefit associated with immediate expensing of qualified fixed assets and research and development expenditures from the enactment of the One Big Beautiful Bill Act, partially offset by changes in working capital.
For the nine months ended September 30, 2025, net cash used for financing activities was $592 million, primarily due to $354 million for the repurchase and retirement of our common stock, $197 million for the payment of cash dividends, and $30 million for dividends paid to noncontrolling interest.
For the nine months ended September 30, 2025, net cash used for investing activities was $111 million, primarily driven by $109 million of capital expenditures.

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

Our future performance may be affected by the levels of residential repair and remodel activity, and to a lesser extent, new home construction, our ability to maintain our strong brands, to develop innovative products and respond to changing consumer purchasing practices and preferences, our ability to maintain our public image and reputation, our ability to maintain our competitive position in our industries, our reliance on key customers, the cost and availability of materials, our dependence on suppliers and service providers, extreme weather events and changes in climate, risks associated with our international operations and global strategies, the impact on demand, pricing and product costs resulting from tariffs, our ability to achieve the anticipated benefits of our strategic initiatives, our ability to successfully execute our acquisition strategy and integrate businesses that we have acquired and may in the future acquire, our ability to attract, develop and retain a talented workforce, risks associated with cybersecurity vulnerabilities, threats and attacks and risks associated with our reliance on information systems and technology.

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
The Company's Principal Executive Officer and Principal Financial Officer have concluded, based on an evaluation of the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15 that, as of September 30, 2025, the Company's disclosure controls and procedures were effective.

b.    Changes in Internal Control over Financial Reporting.
In connection with the evaluation of the Company's internal control over financial reporting that occurred during the quarter ended September 30, 2025, which is required under the Securities Exchange Act of 1934 by paragraph (d) of Exchange Rules 13a-15 or 15d-15 (as defined in paragraph (f) of Rule 13a-15), management determined that there was no change that materially affected or is reasonably likely to materially affect internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding the repurchase of our common stock for the three months ended September 30, 2025 under the 2022 share repurchase authorization:

Period	Total Number Of Shares Purchased	Average Price Paid Per Common Share	Total Number Of Shares Purchased As Part Of Publicly Announced Plans or Programs	Maximum Value Of Shares That May Yet Be Purchased Under The Plans Or Programs
7/1/25 - 7/31/25	632,817	$66.38	632,817	$623,824,878
8/1/25 - 8/31/25	524,371	$72.47	524,371	$585,821,267
9/1/25 - 9/30/25	597,235	$72.84	597,235	$542,317,585
Total for the quarter	1,754,423	$70.40	1,754,423	$542,317,585

Item 5. Other Information

Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements
During the three months ended September 30, 2025, none of our officers or directors adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement.

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
101
The following financial information from Masco Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Inline XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Shareholders' Equity, and (vi) Notes to Condensed Consolidated Financial Statements.

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
October 29, 2025