Form 10-K
period 2025-12-31
MASCO CORP /DE/
filed 2026-02-10
CIK 62996

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K
    ☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☑
The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant on June 30, 2025 (based on the closing sale price of $64.36 of the Registrant's Common Stock, as reported by the New York Stock Exchange on such date) was approximately $13,438,348,177.
Number of shares outstanding of the Registrant's Common Stock at January 31, 2026:
203,607,085 shares of Common Stock, par value $1.00 per share
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's definitive Proxy Statement to be filed for its 2026 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

Masco Corporation
2025 Annual Report on Form 10-K

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
We believe that our solid results of operations and financial position for 2025 resulted from our continued focus on our strategy to drive the full potential of our core businesses, leverage opportunities across our enterprise, and actively manage our portfolio.
In 2025, we continued to return value to our shareholders by repurchasing approximately 8.5 million shares of our common stock and increasing our quarterly dividend by approximately seven percent compared to 2024.

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
•Our plumbing products include faucets, showerheads, handheld showers, valves, bath hardware and accessories, bathing units, shower bases and enclosures, shower drains, steam shower systems, water filtration systems, sinks and kitchen accessories. We primarily sell these products to home center retailers, online retailers, mass merchandisers, wholesalers and distributors that, in turn, sell them to plumbers, building contractors, remodelers, smaller retailers, consumers and homebuilders. The majority of our faucet, bathing and showering products are sold primarily in North America, Europe and China under the brand names DELTA®, BRIZO®, PEERLESS®, HANSGROHE®, AXOR®, KRAUS®, NEWPORT BRASS® and WALTEC®. Our BRISTAN™ and HERITAGE™ products are sold primarily in the United Kingdom.
•We manufacture acrylic tubs, bath and shower enclosure units, and shower bases and trays. Our DELTA and MIROLIN® products are sold primarily to home center retailers in North America. Our MIROLIN products are also sold to wholesalers and distributors in Canada.
•Our spas, exercise pools, aquatic fitness systems and saunas are manufactured and sold under our HOT SPRING®, CALDERA®, FREEFLOW SPAS®, FANTASY SPAS®, AQUATERRA®, LIFESMART®, ENDLESS POOLS®, TYLÖ®, FINNLEO® and HELO® brands, as well as under other trademarks. Our spas, exercise pools and saunas are sold worldwide to independent specialty retailers and distributors and our spas and saunas are also sold to online mass merchandisers. Certain exercise pools are also available on a consumer-direct basis in North America and Europe, while our aquatic fitness systems are sold through independent specialty retailers as well as on a consumer-direct basis in some areas.
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
•We also perform electron beam irradiation services and supply high-quality, custom thermoplastic solutions, extruded plastic profiles, specialized fabrications and PEX tubing to manufacturers, distributors and wholesalers for use in diverse applications that include faucets and plumbing supplies, appliances and building products.
We believe that our plumbing products are among the leaders in sales in North America and Europe. Competitors of the majority of our products in this segment include Dornbracht GmbH & Co. KG, Fortune Brands Innovations, Inc.'s Moen, Rohl and Riobel brands, Kohler Co., Lixil Group Corporation’s American Standard and Grohe brands, Spectrum Brands Holdings, Inc.'s Pfister faucets, Villeroy & Boch's Ideal Standard brand, Zurn Elkay Water Solutions Corporation, as well as private label and digitally native brands. Competitors of our spas, exercise pools, aquatic fitness systems and saunas include Artesian Spas, Harvia, Jacuzzi and Master Spas brands, among others. Foreign manufacturers competing with us are located primarily in Europe, China and Canada. Additionally, we face significant competition from private label products and digitally native brands. The businesses in our Plumbing Products segment manufacture products primarily in North America and Europe as well as in Asia and source products from Asia and other regions. Competition for our plumbing products is based largely on brand reputation, product features and innovation, product quality, customer service, breadth of product offering and price. Many of the faucet and showering products with which our products compete are manufactured by low-cost foreign manufacturers that contribute to price competition.

Many of our plumbing products contain brass, the major components of which are copper and zinc. We have multiple sources, both domestic and foreign, for our raw materials used in this segment. We have encountered price volatility for brass, brass components and any components containing copper and zinc. To help reduce the impact of this volatility, from time to time we may enter into long-term agreements with certain significant suppliers. In addition, we have experienced and may continue to experience significantly higher costs for some of the material inputs and products in this segment that we import as a result of increased duties and tariffs.
Decorative Architectural Products
Our Decorative Architectural Products segment primarily includes architectural coatings, including paints, primers, specialty coatings, stains and waterproofing products, as well as paint applicators and accessories. These products are sold primarily in North America as well as in South America under the brand names BEHR®, KILZ®, WHIZZ® and other trademarks to “do‑it‑yourself” and professional customers through home center retailers and other retailers. Net sales of architectural coatings comprised approximately 31 percent of our consolidated net sales in 2025 and 32 percent of our consolidated net sales in 2024 and 2023. Our BEHR products are sold through The Home Depot, our largest customer overall, as well as this segment’s largest customer. Our Behr business grants to The Home Depot Behr brand exclusivity in the retail sales channel in North America and exclusivity with respect to Kilz branded primer products in the home improvement big box retail sales channel and across online only mass market retail marketplaces in the United States and in the retail sales channel in Canada. The granting of exclusivity affects our ability to sell those products and brands to other customers, and the loss of this segment’s sales to The Home Depot would have a material adverse effect on this segment’s business and on our consolidated business as a whole.
Our competitors in this segment include large national and international brands such as Benjamin Moore & Co., Pittsburgh Paints Co.'s Glidden, Olympic, Pittsburgh Paints and Stains and PPG Paints brands, RPM International Inc.'s Rust-Oleum and Zinsser brands, The Sherwin‑Williams Company's Minwax, Sherwin-Williams, Thompson’s Water Seal, Valspar and Purdy brands and the Wooster Brush Company, as well as many regional and other national brands. We believe that brand reputation is an important factor in consumer selection, and that competition in this industry is also based largely on product features and innovation, product quality, customer service, breadth of product offering and price.
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
Our Decorative Architectural Products segment includes branded cabinet and door hardware, functional hardware, hook and hook rail products, and outdoor living hardware, which are manufactured for us and sold to home center retailers, online retailers, other specialty retailers, original equipment manufacturers and wholesalers. These products are sold under the LIBERTY®, FRANKLIN BRASS® and other trademarks. Our key competitors in North America include Amerock Hardware, Richelieu Hardware Ltd., Top Knobs and private label brands. Decorative bath hardware, shower accessories and shower doors are sold under the brand names DELTA® and FRANKLIN BRASS® and other trademarks to home center retailers, mass retailers, online retailers, other specialty retailers and wholesalers. Competitors for these products include American Bath Group, LLC's Dreamline brand, Fortune Brands Innovations, Inc.'s Moen brand, Gatco Inc., Kohler Co. and private label brands.

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
Human Capital Management
The performance of our Company is impacted by our human capital management, and as a result we are focused on attracting, developing and retaining highly qualified, engaged employees, who have a range of experiences and backgrounds. Our Chief Human Resources Officer is responsible for developing and executing our human capital strategy and provides periodic updates to our Board of Directors’ Compensation and Talent Committee on our progress toward the achievement of our human capital initiatives. We are currently focused on:
•Building a pipeline of great leaders
•Enabling a high-performance and continuous development culture
•Supporting holistic well-being and celebrating our people
•Providing competitive benefits and compensation
•Engaging and retaining our employees by continuously listening and improving
We believe that these initiatives work together to help our employees grow and thrive, and cultivate a culture where our employees feel like they belong. We are also committed to keeping our employees healthy and safe in the workplace.
At December 31, 2025, we employed approximately 18,000 people.
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
•consumer affordability;
•unemployment and underemployment levels;
•the availability of home equity loans and mortgages and the interest rates for and tax deductibility of such loans;
•inflationary pressures, including from duties and tariffs;
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

Business and Operational Risks

Variability in the cost and availability of our raw materials, components and finished products could impact our results of operations and financial position.

We purchase substantial amounts of raw materials, components and finished products from outside sources, including international sources, and we manufacture certain of our products outside of the United States. Increases in the cost of the materials we purchase, including as a result of diminished availability, increased duties, tariffs and inflation or unfavorable fluctuations in currency exchange rates have increased and may in the future increase the prices for our products and negatively impact our results of operations and financial position. In particular, we have experienced and may continue to experience significantly higher costs as a result of increased duties and tariffs, mainly in our Plumbing Products segment, due to duties and tariffs related to China and other international jurisdictions as well as related to materials.

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

It can be difficult for us to pass our cost increases on to our customers. Our existing arrangements with customers, competitive considerations and customer resistance to price increases may delay or make us unable to adjust selling prices. If we are not able to sufficiently increase the prices of our products or achieve cost savings to offset increased material, production, transportation and labor costs, our results of operations and financial position could be adversely impacted. Increased selling prices for our products have led and may in the future lead to sales declines, a shift in the mix of products we sell and loss of market share, particularly if those prices are not competitive. When our material costs decline, we have received and may in the future receive pressure from our customers to reduce our prices. Such reductions have had and could in the future have an adverse impact on our results of operations and financial position.

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

The operations of the third parties on which we depend have been and could in the future be impacted by: changing laws, regulations and government policies, including those related to climate change; cybersecurity breaches; labor availability; raw material shortages; trade policies; energy availability; supply disruptions; and adverse weather conditions, pandemics, social or civil unrest, wars or conflicts and other force majeure events. Any of these factors could disrupt our third parties’ operations and result in shortages of supply, assertion of force majeure and increases in the prices charged to us for the raw materials, components and finished products they produce or services they provide. Sourcing these goods and services from alternate suppliers, including suppliers from new geographic regions, or re-engineering our products as a result of supplier disruptions, is time-consuming and costly and could result in inefficiencies or delays in our business operations or could negatively impact the quality of our products. In addition, the loss of critical suppliers, or a substantial decrease in the availability of supply, has disrupted and could in the future disrupt our business and has had and may in the future have an adverse impact on our results of operations and financial position.

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

In 2025, 21 percent of our sales were made outside of North America (particularly in Europe) and transacted in currencies other than the U.S. dollar. In addition to our European operations, we manufacture products in other locations, including Asia and Mexico and source products and components from third parties globally. Risks associated with our international operations include:

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

We are also affected by domestic and international laws, regulations and government policies applicable to companies doing business outside of the U.S., or importing and exporting goods and materials. These include laws and regulations related to anti-bribery/anti-corruption, competition, data privacy, environmental, sustainability matters, sanctions, tax, trade, including duties and tariffs, and other business practices. Compliance with these laws, regulations and government policies is costly and has required significant management attention, and future changes to these laws may continue to require significant management attention and disrupt our operations. Additionally, while it is difficult to assess what changes may occur and the relative effect on our international tax structure, significant changes in how U.S. and international jurisdictions tax cross-border transactions could adversely impact our results of operations and financial position.

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

The long-term performance of our businesses relies on our ability to attract, develop and retain a talented and workforce.

For our businesses to be successful, we must invest significant resources to attract, develop and retain highly qualified and talented employees, who have the experience, knowledge and expertise to implement our strategic and business initiatives. We compete for employees with a broad range of employers in many different industries, including large multinational firms. We have faced and may in the future face challenges in recruiting, developing, engaging and retaining employees, particularly when the labor market is experiencing low unemployment levels, increasing compensation and increasing competition.

If we are unable to successfully implement our talent strategies, including attracting, developing, engaging and retaining key employees, building strong leadership teams, developing effective succession planning and successfully executing organizational change and leadership transition, our results of operations and financial position could be adversely impacted.

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

Furthermore, stakeholders’ expectations regarding company practices, positions or public statements are diverse and continually changing. We may not be able to align with such evolving expectations within the timeframes expected by stakeholders or without incurring significant costs. In particular, we may not be able to achieve our aspirational goals related to our sustainability initiatives, which are and may continue to be impacted by many complexities and variables, such as renewable energy infrastructure and availability, a challenging economic environment, changes to our operations and changes to our portfolio of businesses via acquisitions or divestitures. A failure or perceived failure by us in this regard may damage our reputation and adversely impact our results of operations and financial position.

We face significant competition and operate in an evolving competitive landscape.

Our products face significant competition. We believe that brand reputation is an important factor affecting product selection and that we compete on the basis of product features, innovation, quality, customer service, warranty and price. We sell our products through home center retailers, online retailers, distributors, wholesalers and independent dealers and rely on these customers to market and promote our products to consumers. Our success with our customers is dependent on, among other things, our ability to provide quality products with desired features at acceptable prices with timely delivery and a high level of customer service. Home center retailers, which have historically concentrated their sales efforts on retail consumers and remodelers, are increasingly selling directly to professional contractors and installers, which may adversely impact our margins on our products that contractors and installers would otherwise buy through our dealers and wholesalers. In addition, as home center retailers develop customer experience programs to attract and retain contractors and installers, they are relying on us to support their efforts. Such support has been and could continue to be time-consuming and costly and these efforts may not be successful, which may impact our growth, results of operations and financial position.

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

The growing e-commerce channel brings an increased number of competitors and greater pricing transparency for consumers and customers, as well as conflicts between our existing distribution channels and a need for different distribution methods. These factors have impacted and could in the future impact our results of operations and financial position. In addition, our relationships with our customers, including home center retailers, may be impacted if we increase the amount of business we transact in the e-commerce channel.

If we are unable to maintain our competitive position in our industries, our results of operations and financial position could be adversely impacted.

Our sales are concentrated with three significant customers and this concentration may continue to increase. In 2025, our net sales to The Home Depot were $2.9 billion (approximately 38 percent of our consolidated net sales), and our net sales to Ferguson and Lowe’s were each less than 10 percent of our consolidated net sales. These customers can significantly impact the prices we receive for our products and the terms and conditions on which we do business with them. Further, these customers have reduced in the past and may in the future reduce the number of vendors from which they purchase and could make significant changes in their volume of purchases from us. Although other retailers, dealers, distributors, wholesalers and homebuilders represent other channels of distribution for our products and services, we might not be able to quickly replace, or replace at all, the loss of a substantial portion of our sales to The Home Depot or the loss of all of our sales to either Ferguson or Lowe’s. Any such loss would have a material adverse impact on our business, results of operations and financial position.

In addition, our Behr business grants to The Home Depot Behr brand exclusivity in the retail sales channel in North America and exclusivity with respect to Kilz branded primer products in the home improvement big box retail sales channel and across online only mass market retail marketplaces in the United States and in the retail sales channel in Canada. From time to time, certain of our other businesses grant product and/or brand exclusivity to our customers. The granting of exclusivity impacts our ability to sell those products and brands to other customers and can increase the complexity of our product offerings and our costs.

Technology and Intellectual Property Risks

We are subject to cybersecurity attacks, which could adversely impact our results of operations and financial position.

Global cybersecurity vulnerabilities, threats and more frequent, sophisticated and targeted attacks, which may be increasingly exacerbated by the proliferation of and advance in artificial intelligence, pose a risk to our information technology systems and to critical third-party information technology platforms we utilize. We have implemented security policies, processes and layers of defense designed to help identify and protect against misappropriation or corruption of our systems and information and disruption of our operations. Despite these efforts, systems we utilize have been and may in the future be damaged, disrupted, ransomed or shut down due to cybersecurity attacks by unauthorized access, malware, ransomware, undetected intrusion, hardware failures, or other events, and in these circumstances our disaster recovery plans may be ineffective or inadequate.

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

In addition, we could be adversely impacted if any of our significant customers, suppliers or service providers experience any similar events that disrupt their business operations or damage their reputation. Such events could adversely impact our results of operations and financial position.

We rely on information systems and technology, and a breakdown or interruption of these systems could adversely impact our results of operations and financial position.

We rely on many on-site and cloud-based information systems and technology to process, transmit, store and manage information to support our business activities. We have been and may in the the future be adversely impacted if these information systems breakdown, fail, or if delays in system upgrades or replacements stretch those systems beyond support by third-party service providers, including cloud platform providers.

In addition to the consequences that may occur from interruptions in the current systems we utilize, we continue to invest in new technology systems throughout our company, including implementations and integrations of and upgrades to critical systems at our business units. These system changes are complex and require significant management oversight, and we have experienced, and in the future may experience, unanticipated expenses and interruptions to our operations during these changes. Our results of operations and financial position, as well as the effectiveness of our internal controls over financial reporting, could be adversely impacted if we do not appropriately select, implement, maintain or upgrade our critical systems in a timely manner or if we experience significant unanticipated expenses or disruptions in connection with the implementation, integration, upgrade or update of such systems.

We may not be able to adequately protect or prevent the unauthorized use of our intellectual property.

Protecting our intellectual property is important to our growth and innovation efforts. We own a number of patents, trademarks and other forms of intellectual property in our products and manufacturing processes throughout the world. There can be no assurance that our efforts to protect our intellectual property rights will prevent violations. Our intellectual property has been and may again be challenged or infringed upon by third parties, including in countries where property rights are not highly developed or protected. In addition, the global nature of our business increases the risk that we may be unable to obtain or maintain our intellectual property rights on reasonable terms. Furthermore, others have asserted and may in the future assert intellectual property infringement claims against us. Current and former employees, contractors, customers or suppliers have or may have had access to proprietary or confidential information regarding our business operations that could harm us if used by them, or disclosed to others, including our competitors. In addition, we may be harmed if our proprietary or confidential information regarding our business is exposed through the unauthorized use of artificial intelligence technologies. Protecting and preventing the unauthorized use of our intellectual property is costly, time-consuming and requires significant resources. If we are not able to protect our existing intellectual property rights, or prevent unauthorized use of our intellectual property, sales of our products may be impacted and we may experience reputational damage to our brands, increased litigation costs and adverse impact to our competitive position, which could adversely impact our results of operations and financial position.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Cybersecurity risk is a part of our overall enterprise risk management assessment. Our cybersecurity program is modeled on the National Institute of Standards and Technology's Cybersecurity Framework (NIST CSF) which provides the structure for the governance of, identification of, protection against, detection of, response to and recovery from cybersecurity threats and incidents, including those associated with our use of third-party applications and service providers.

Key components of our cybersecurity program include:
•an enterprise organizational framework that consists of enterprise leaders that oversee our cybersecurity governance, including policies and standards, and functional business unit leaders that implement our cybersecurity policies;
•the identification of our cybersecurity risks and vulnerabilities and the implementation of protections against cybersecurity threats and incidents, including regularly training and testing our employees;

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
Management is responsible for identifying and assessing material cybersecurity risks on an ongoing basis and for developing, managing and implementing our cybersecurity program to assure that our potential cybersecurity risk exposures are monitored and appropriate mitigation measures are implemented. Our cybersecurity program is overseen by our Vice President, Information Technology and our Director, Cybersecurity. Our Vice President, Information Technology has significant professional experience in leading the information technology function and our Director, Cybersecurity has held various roles in cybersecurity and is an ISC2 Certified Information Security Professional. Each periodically participates in various industry cyber forums and communicates industry best practices to the appropriate internal information security professionals.
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
At least annually, our Vice President, Information Technology discusses with our Board a report on cybersecurity, including an update regarding our cybersecurity risks, mitigation activities and industry developments. In addition, our internal audit function provides regular updates to our Audit Committee on the results of our cybersecurity audits and related mitigation activities. In 2025, as part of our enterprise risk management update to our Board, our Vice President, Information Technology discussed risks and trends associated with information technology, including cyber-attacks, and current and future planned actions to mitigate such risks.
In 2025, we did not identify any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. However, despite our efforts, we cannot eliminate all risks from cybersecurity threats, or provide assurances that we have not experienced an undetected cybersecurity incident. For more information about these risks, please see “Risk Factors – We are subject to cybersecurity attacks, which could adversely impact our results of operations and financial position” in this annual report on Form 10-K.

Item 2.Properties.

The table below lists the number of principal North American properties as of December 31, 2025.

Business Segment	Manufacturing	Warehouse and Distribution
Plumbing Products	23	9
Decorative Architectural Products	9	14
Totals	32	23
Most of our North American facilities range from single warehouse buildings to complex manufacturing facilities. We own most of our North American manufacturing facilities, none of which is subject to significant encumbrances. A substantial number of our warehouse and distribution facilities are leased.
The table below lists the number of principal properties outside of North America as of December 31, 2025.

Business Segment	Manufacturing	Warehouse and Distribution
Plumbing Products	12	16
Decorative Architectural Products	—	—
Totals	12	16
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

PART II

Item 5.Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The New York Stock Exchange is the principal market on which our common stock is traded, under the ticker symbol MAS. On January 31, 2026, there were approximately 2,200 holders of record of our common stock.
We expect that our practice of paying quarterly dividends on our common stock will continue, although the payment of future dividends is at the discretion of our Board of Directors and will depend upon our earnings, capital requirements, financial condition and other factors. The Board of Directors declared a quarterly dividend of $0.32 per share in the first quarter of 2026 with the intention to increase the annual dividend three percent to $1.28 per share.
Effective October 20, 2022, our Board of Directors authorized the repurchase, for retirement, of up to $2.0 billion of shares of our common stock, exclusive of excise tax, in open-market transactions or otherwise. We repurchased and retired 8.5 million shares of our common stock for the year ended December 31, 2025 for approximately $576 million, inclusive of excise tax of $5 million. This included 0.3 million shares to offset the dilutive impact of restricted stock units granted in 2025. At December 31, 2025, we had $325 million remaining under the 2022 authorization. Effective February 10, 2026, our Board of Directors authorized the repurchase, for retirement, of up to $2.0 billion of shares of our common stock, exclusive of excise tax, in open-market transactions or otherwise, replacing the previous Board of Directors authorization established in 2022.
The following table provides information regarding the repurchase of our common stock for the three-month period ended December 31, 2025.

Period	Total Number Of Shares Purchased	Average Price Paid Per Common Share	Total Number Of Shares Purchased As Part Of Publicly Announced Plans or Programs	Maximum Value Of Shares That May Yet Be Purchased Under The Plans Or Programs
10/1/25 - 10/31/25	736,647	$67.88	736,647	$492,313,057
11/1/25 - 11/30/25	1,482,705	$61.97	1,482,705	$400,427,327
12/1/25 - 12/31/25	1,170,694	$64.07	1,170,694	$325,415,751
Total for the quarter	3,390,046	$63.98	3,390,046	$325,415,751

Performance Graph

The table below compares the cumulative total shareholder return on our common stock with the cumulative total return of (i) the Standard & Poor's 500 Composite Stock Index ("S&P 500 Index"), (ii) The Standard & Poor's Industrials Index ("S&P Industrials Index") and (iii) the Standard & Poor's Consumer Durables & Apparel Index ("S&P Consumer Durables & Apparel Index"), from December 31, 2020 through December 31, 2025, when the closing price of our common stock was $63.46. The graph assumes investments of $100 on December 31, 2020 in our common stock and in each of the three indices and the reinvestment of dividends.

PERFORMANCE GRAPH

$200.00
$180.00
$160.00
$140.00
$120.00
$100.00
$80.00
INDEXED VALUE
2020
2021
2022
2023
2024
2025
Masco
S&P 500 Index
S&P Industrials Index
S&P Consumer Durables & Apparel Index

The table below sets forth the value, as of December 31 for each of the years indicated, of a $100 investment made on December 31, 2020 in each of our common stock, the S&P 500 Index, the S&P Industrials Index and the S&P Consumer Durables & Apparel Index and includes the reinvestment of dividends.

	2021	2022	2023	2024	2025
Masco	$127.84	$84.96	$121.94	$132.11	$115.53
S&P 500 Index	$126.89	$102.22	$126.99	$156.59	$182.25
S&P Industrials Index	$119.40	$110.92	$128.71	$148.84	$175.19
S&P Consumer Durables & Apparel Index	$120.94	$84.01	$98.15	$91.28	$82.73

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
We continue to leverage the Masco Operating System, our methodology to drive growth and productivity, and continuous improvement initiatives across our enterprise to identify additional opportunities to improve our business operations. From time to time, we take actions to drive efficiency in the business focused on the strategic rationalization of our businesses, including business consolidations, plant closures, headcount reductions and other cost savings initiatives. In the fourth quarter of 2025, we began implementing various restructuring actions to further streamline our business, reduce headcount, and optimize operations. In connection with these actions, we incurred charges of approximately $18 million in the fourth quarter of 2025, and we expect to incur approximately $50 million in additional charges in 2026. Additionally, subsequent to December 31, 2025, we announced that we will implement an internal reorganization resulting in the integration of our Liberty Hardware (“Liberty”) business, a distributor of cabinet and other hardware and shower doors, into our Delta Faucet business. As a result of the integration, beginning with our Quarterly Report on Form 10-Q for the period ending March 31, 2026, Liberty will be included in our Plumbing Products segment rather than our Decorative Architectural Products segment.
Recent Trends

Due to changing market conditions, we are experiencing, and may continue to experience, lower market demand for our products. We have been experiencing, and may continue to experience, elevated commodity and other input costs, as well as employee-related cost inflation. Additionally, we have been experiencing, and may continue to experience, significantly higher costs to us, principally in our Plumbing Products segment, due to the recently enacted tariffs, particularly those related to China. We seek to mitigate the impact of higher tariffs and other unfavorable impact to our costs over time with pricing, cost savings initiatives, sourcing changes, and other activities. Consumer demand for our products, however, could further diminish if consumer confidence erodes and the price of our products and other consumer goods increases.

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
We discuss our consolidated results as well as our Business Segment results of operations for the year ended December 31, 2025 versus December 31, 2024. A detailed discussion of our consolidated and Business Segment results of operations for the year ended December 31, 2024 compared to the year ended December 31, 2023 can be found under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II of our Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the SEC on February 11, 2025.

NET SALES
Below is a summary of our net sales, in millions, for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024	Change
Net sales, as reported	$7,562	$7,828	(3)%
Divestitures	—	(178)
Net sales, excluding divestitures	7,562	7,650	(1)%
Currency translation	(45)	—
Net sales, excluding divestitures and the effect of currency translation	$7,517	$7,650	(2)%
Our net sales for 2025 were $7,562 million, which decreased three percent compared to 2024. Excluding divestitures and the effect of currency translation, net sales decreased two percent. Our net sales for 2025 decreased primarily due to lower sales volume across the entire company which decreased sales by four percent, partially offset by higher net selling prices of plumbing products which increased sales by two percent.

RESULTS OF OPERATIONS
Below is a summary of our results of operations, dollars in millions, for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024	Change
Net sales	$7,562	$7,828	(3)%
Cost of sales	(4,883)	(4,997)	(2)%
Gross profit	$2,679	$2,831	(5)%
Gross margin	35.4%	36.2%	(80) bps

Selling, general and administrative expenses	$(1,426)	$(1,468)	(3)%
Selling, general and administrative expenses of a percent of net sales	(18.9)%	(18.8)%	(10) bps

Impairment charge for other intangible assets	$(5)	$—	100%

Operating profit, as reported	$1,248	$1,363	(8)%
Rationalization charges	19	9	111%
Impairment charge for other intangible assets	5	—	100%
Operating profit, excluding rationalization charges and impairment charge	$1,272	$1,372	(7)%
Operating profit margin, as reported	16.5%	17.4%	(90) bps
Operating profit margin, excluding rationalization charges and impairment charge	16.8%	17.5%	(70) bps
Our gross profit for 2025 was $2,679 million, which decreased five percent, and was negatively impacted by higher commodity and tariff costs, four percent due to lower sales volume, two percent due to the divestiture of our Kichler Lighting ("Kichler") business, as well as an increase in other expenses (including inventory-related reserves). These amounts were partially offset by five percent due to higher net selling prices of plumbing products, as well as cost savings initiatives.
Our selling, general and administrative expenses for 2025 were $1,426 million, which decreased three percent, and were positively impacted by three percent due to the divestiture of Kichler and one percent due to lower employee-related costs, partially offset by one percent due to unfavorable foreign currency translation.
Our operating profit for 2025 was $1,248 million, which decreased eight percent, and was negatively impacted by decreased gross profit and an impairment charge for other intangible assets, partially offset by lower selling, general and administrative expenses.

OTHER INCOME (EXPENSE), NET

Below is a summary of our other income (expense), net, in millions, for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024	Favorable / (Unfavorable)
Interest expense	$(101)	$(99)	(2)%
Other, net	(12)	(103)	88%
Other income (expense), net	$(114)	$(202)	44%
Other, net included a loss on the sale of Kichler of $88 million, inclusive of costs to sell, for the year ended December 31, 2024.
INCOME TAXES

Below is a summary of our income tax expense, in millions, and our effective tax rate for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024	Favorable / (Unfavorable)
Income tax expense	$(277)	$(287)	3%
Effective tax rate	(24.4)%	(24.7)%	30 bps
Refer to Note P to the consolidated financial statements for additional information.
NET INCOME AND INCOME PER COMMON SHARE - ATTRIBUTABLE TO MASCO CORPORATION

Below is a summary of our net income, in millions, and diluted income per common share for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024	Favorable / (Unfavorable)
Net income	$810	$822	(1)%
Diluted income per common share	$3.86	$3.76	3%

Business Segment Results

The following tables set forth our net sales and operating profit information by Business Segment, dollars in millions.

	Year Ended December 31,		Percent Change
	2025	2024	2025 vs. 2024
Net Sales:
Plumbing Products	$4,992	$4,853	3%
Decorative Architectural Products	2,570	2,975	(14)%
Total	$7,562	$7,828	(3)%

	Year Ended December 31,		Percent Change
	2025	2024	2025 vs. 2024
Operating Profit:
Plumbing Products	$895	$911	(2)%
Decorative Architectural Products	443	549	(19)%
Total	$1,338	$1,460	(8)%
General corporate expense, net	(89)	(97)	(8)%
Total operating profit	$1,248	$1,363	(8)%

BUSINESS SEGMENT RESULTS DISCUSSION

Changes in operating profit in the following Business Segment Results discussion exclude general corporate expense, net, and compares each respective period to the same period of the immediately preceding year.
Plumbing Products
Sales
Net sales in the Plumbing Products segment increased three percent in 2025. In local currencies (including sales in currencies outside their respective functional currencies), net sales increased two percent in 2025. Net sales increased three percent due to higher net selling prices, partially offset by one percent due to lower sales volume.
Operating Results
Operating profit in the Plumbing Products segment in 2025 was negatively impacted by higher commodity and tariff costs, an increase in other expenses (including inventory-related reserves), lower sales volume, unfavorable sales mix, an increase in strategic growth investments, and higher marketing costs, partially offset by higher net selling prices, cost savings initiatives, and the gain on the sale of a building.
Decorative Architectural Products
Sales
Net sales in the Decorative Architectural Products segment decreased 14 percent in 2025, primarily due to lower sales volume which decreased net sales by eight percent and the divestiture of Kichler which decreased net sales by six percent.
Operating Results
Operating profit in the Decorative Architectural Products segment in 2025 was negatively impacted by lower sales volume and higher commodity and tariff costs, partially offset by cost savings initiatives and lower marketing costs.

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
We had cash and cash investments of approximately $647 million and $634 million at December 31, 2025 and 2024, respectively. Our cash and cash investments consist of overnight interest bearing money market demand accounts, time deposit accounts, and money market mutual funds containing government securities and treasury obligations. While we attempt to diversify these investments in a prudent manner to minimize risk, it is possible that future changes in the financial markets could affect the security or availability of these investments. Of the cash and cash investments we held at December 31, 2025 and 2024, $306 million and $321 million, respectively, was held in our foreign subsidiaries. If these funds were needed for our operations in the U.S., their repatriation into the U.S. would not result in significant additional U.S. income tax or foreign withholding tax, as we have recorded such taxes on substantially all undistributed foreign earnings, except for those that are legally restricted.
Our total debt as a percent of total capitalization was 97 percent and 102 percent at December 31, 2025 and 2024, respectively. Refer to Note K to the consolidated financial statements for additional information.
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
Capital Expenditures
We continue to invest in our manufacturing and distribution operations to increase our productivity, improve customer service and support product innovation. Capital expenditures for 2025 were $156 million, compared with $168 million for 2024. The decrease in capital expenditures in 2025 was primarily due to a capacity expansion investment in our Decorative Architectural Products segment in 2024. For 2026, capital expenditures, excluding any potential future acquisitions, are expected to be approximately $190 million. Depreciation and amortization expense for 2025 totaled $148 million, compared with $150 million for 2024. For 2026, depreciation and amortization expense, excluding any potential future acquisitions, is expected to be approximately $160 million. Amortization expense totaled $23 million in 2025, compared with $32 million in 2024.
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
The 2022 Credit Agreement contains financial covenants requiring us to maintain (A) a net leverage ratio, as adjusted for certain items, not exceeding 4.0 to 1.0, and (B) an interest coverage ratio, as adjusted for certain items, not less than 2.5 to 1.0. We were in compliance with all covenants and no borrowings were outstanding under our 2022 Credit Agreement as of December 31, 2025.

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
Share Repurchases
Effective October 20, 2022, our Board of Directors authorized the repurchase, for retirement, of up to $2.0 billion of shares of our common stock, exclusive of excise tax, in open-market transactions or otherwise. We repurchased and retired 8.5 million shares of our common stock in 2025 for approximately $576 million, inclusive of excise tax of $5 million. This included 0.3 million shares to offset the dilutive impact of restricted stock units granted in 2025. At December 31, 2025, we had $325 million remaining under the 2022 authorization. Effective February 10, 2026, our Board of Directors authorized the repurchase, for retirement, of up to $2.0 billion of shares of our common stock, exclusive of excise tax, in open-market transactions or otherwise, replacing the previous Board of Directors authorization established in 2022. Consistent with past practice and as part of our long-term capital allocation strategy, outside of any potential acquisitions, we anticipate using approximately $600 million of cash for share repurchases (including shares which will be purchased to offset any dilution from restricted stock units granted as part of our compensation programs) in 2026. Refer to Note N to the consolidated financial statements for additional information.
During 2024, we repurchased and retired 10.0 million shares of our common stock (including 0.5 million shares to offset the dilutive impact of restricted stock units granted during the year), for approximately $757 million, inclusive of excise tax of $6 million.
Dividend to Holders of our Common Shares
In 2025, we paid a quarterly dividend of $0.31 per common share for an annual dividend of $1.24 per share. Total cash dividends paid was $261 million in 2025.
As part of our capital allocation strategy, the Board of Directors declared a quarterly dividend of $0.32 per share in the first quarter of 2026 with the intention to increase the annual dividend three percent to $1.28 per share.
Other Liquidity and Capital Resource Activities
As part of our ongoing efforts to improve our cash flow and related liquidity, we work with suppliers to optimize our terms and conditions, including extending payment terms. We also facilitate a voluntary supply chain finance program (the "program") to provide certain of our suppliers with the opportunity to sell receivables due from us to participating financial institutions at the sole discretion of both the suppliers and the financial institutions. The amounts confirmed as valid under the program and included in accounts payable were $26 million and $36 million at December 31, 2025 and 2024, respectively. Of the amounts confirmed as valid under the program, the amounts owed to participating financial institutions were $17 million and $23 million at December 31, 2025 and 2024, respectively. All payments made under the program are recorded as a decrease in accounts payable and accrued liabilities, net, in our consolidated statements of cash flows. A downgrade in our credit rating or changes in the financial markets could limit the financial institutions’ willingness to commit funds to, and participate in, the program. We do not believe such risk would have a material impact on our working capital or cash flows, as substantially all of our payments are made outside of the program.

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

Cash Flows

Significant sources and (uses) of cash for the years ended December 31, 2025 and 2024 are summarized as follows, in millions:

	2025	2024
Net cash from operating activities	$1,022	$1,075
Purchase of Company common stock	(571)	(751)
Excise tax paid on the purchase of Company common stock	(6)	(3)
Cash dividends paid	(261)	(254)
Purchase of redeemable noncontrolling interest	—	(15)
Dividends paid to noncontrolling interest	(45)	(37)
Proceeds from the exercise of stock options	6	79
Employee withholding taxes paid on stock-based compensation	(10)	(35)
Payment of debt	(2)	(3)
Capital expenditures	(156)	(168)
Acquisition of business, net of cash acquired	—	(4)
Proceeds from disposition of:
Business, net of cash disposed	—	126
Property and equipment	14	1
Effect of exchange rate changes on cash and cash investments	25	(9)
Other, net	(3)	(5)
Cash increase (decrease)	$14	$(1)
Our working capital days were as follows:

	At December 31,
	2025	2024
Receivable days	51	51
Inventory days	83	72
Accounts payable days	70	70
Working capital (receivables plus inventories, less accounts payable) as a percentage of net sales	16.7%	15.1%
Operating Activities
Net cash provided by operations was $1,022 million, primarily driven by operating profit and the change in deferred taxes as a result of the cash tax benefit associated with immediate expensing of qualified fixed assets and research and development expenditures from the enactment of the One Big Beautiful Bill Act, partially offset by changes in working capital.
Financing Activities
Net cash used for financing activities was $888 million, primarily due to $571 million for the repurchase and retirement of our common stock, $261 million for the payment of cash dividends, and $45 million for dividends paid to noncontrolling interest.

Investing Activities
Net cash used for investing activities was $144 million, primarily driven by $156 million of capital expenditures.

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

Contractual Obligations

The following table provides payment obligations related to current contracts at December 31, 2025, in millions:

	Payments Due by Period
	2026	2027-2028	2029-2030	Beyond 2030	Other	Total
Debt (A)	$2	$904	$539	$1,503	$—	$2,949
Interest (A)	98	178	135	521	—	932
Operating leases	60	90	62	124	—	336
Currently payable income taxes	17	—	—	—	—	17
Purchase commitments (B)	369	125	79	85	—	658
Uncertain tax positions, including interest and penalties (C)	—	—	—	—	84	84
Total	$545	$1,298	$815	$2,233	$84	$4,975
______________________________
(A)We assume that all debt would be held to maturity. Amounts include finance lease obligations.
(B)Includes purchase commitments for vendor contracts and contracts for the purchase of renewable energy certificates and transferable tax credits. Excludes contracts that do not require volume commitments and open or pending purchase orders.
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
Determining market values using a discounted cash flow method requires us to make significant estimates and assumptions, including long-term projections of cash flows, market conditions and appropriate discount rates. Our judgments are based upon historical experience, current market trends, consultations with external valuation specialists and other information. While we believe that the estimates and assumptions underlying the valuation methodology are reasonable, different estimates and assumptions could result in different outcomes. In estimating future cash flows, we rely on internally generated five-year forecasts for sales and operating profits, and, currently, a two percent long-term assumed annual growth rate of cash flows for periods after the five-year forecast. We generally develop these forecasts based upon, among other things, recent sales data for existing products, planned timing of new product launches, estimated repair and remodel activity and, to a lesser extent, estimated housing starts. Our assumptions included U.S. and Eurozone Gross Domestic Product growing at approximately 1.5 percent and 1.2 percent, respectively, in 2026, and 1.8 percent and 1.2 percent, respectively, per annum over the remainder of the five-year forecast.
We utilize our weighted average cost of capital of approximately 7.75 percent as the basis to determine the discount rate to apply to the estimated future cash flows. In 2025, based upon our assessment of the risks impacting each of our businesses, we applied a risk premium to increase the discount rate to a range of 9.75 percent to 11.75 percent for our reporting units.

If the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized to the extent that a reporting unit's recorded carrying value exceeds its fair value, not to exceed the carrying amount of goodwill in that reporting unit.
In the fourth quarter of 2025, we estimated that future discounted cash flows projected for all of our reporting units were greater than the carrying values. Accordingly, we did not recognize any impairment charges for goodwill. A 10 percent decrease in the estimated fair value of our reporting units would not have resulted in any goodwill impairment.
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
We utilize our weighted average cost of capital of approximately 7.75 percent as the basis to determine the discount rate to apply to the estimated future cash flows. In 2025, based upon our assessment of the risks impacting each of our businesses and the nature of the other indefinite-lived intangible assets (i.e., trade name), we applied a risk premium to increase the discount rate to a range of 10.75 percent to 12.00 percent for our other indefinite-lived intangible assets.
If the carrying amount of an other indefinite-lived intangible asset exceeds its fair value, an impairment loss is recognized to the extent that an other indefinite-lived intangible asset's recorded carrying value exceeds its fair value, not to exceed the carrying amount of the other indefinite-lived intangible asset.
In the fourth quarter of 2025, we recognized a $5 million non-cash impairment charge related to a registered trademark within our Decorative Architectural Products segment due to the loss of a customer in our paint applicator business. As of December 31, 2025, the impaired other indefinite-lived intangible asset had a remaining net carrying value of $2 million. A 10 percent decrease in the estimated fair value of our other indefinite-lived intangible assets would not have resulted in an additional impairment, except for the previously mentioned registered trademark.
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
At December 31, 2025, we performed sensitivity analyses to assess the potential loss in the fair values of market risk sensitive instruments resulting from a hypothetical change of 10 percent in foreign currency exchange rates, a 10 percent decline in the market value of our long-term investments, or a 100 basis point change in interest rates. Based upon the analyses performed, such changes would not be expected to materially affect our consolidated financial position, results of operations or cash flows.

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
We assessed the effectiveness of our internal control over financial reporting as of December 31, 2025 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control – Integrated Framework (2013). Based on this assessment, we have determined that our internal control over financial reporting was effective as of December 31, 2025.
PricewaterhouseCoopers LLP (PCAOB ID 238), an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2025, as stated in their report, which is presented herein. Their report expressed an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2025 and expressed an unqualified opinion on our 2025 consolidated financial statements. This report is included herein under the heading "Report of Independent Registered Public Accounting Firm."

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Masco Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Masco Corporation and its subsidiaries (the "Company") as of December 31, 2025 and 2024, and the related consolidated statements of operations, of comprehensive income (loss), of shareholders' equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Revenue Recognition - Plumbing Products

As described in Notes A and D to the consolidated financial statements, the Company’s plumbing products revenue was $4,992 million for the year ended December 31, 2025. The Company recognizes revenue as control of its products is transferred to its customers, which is generally at the time of shipment or upon delivery based on the contractual terms with its customers. The Company provides customer programs and incentive offerings, which are considered variable consideration. The Company includes in revenue variable consideration only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the variable consideration is resolved. This determination is made based upon known customer program and incentive offerings at the time of sale and expected sales volume forecasts as it relates to the volume-based incentives.

The principal considerations for our determination that performing procedures relating to revenue recognition for plumbing products is a critical audit matter are a high degree of auditor effort in performing procedures and evaluating audit evidence related to the Company’s revenue recognition.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process, including controls over the recording of plumbing products revenue as control is transferred to the customer. These procedures also included, among others (i) evaluating certain revenue transactions by either (a) testing a sample of revenue transactions by obtaining and inspecting source documents, such as purchase orders, invoices, proof of shipment, and cash receipts or (b) testing the issuance and settlement of invoices and credit memos, tracing transactions not settled to a detailed listing of accounts receivable, and testing the completeness and accuracy of data provided by management; (ii) testing a sample of customer program and incentive transactions by obtaining and inspecting source documents, such as support for the nature of the customer program or incentive, amount, and agreement with the customer; and (iii) confirming, on a sample basis, outstanding customer invoice balances as of December 31, 2025 and, for confirmations not returned, obtaining and inspecting source documents, such as invoices, proof of shipment, and subsequent cash receipts.

/s/ PricewaterhouseCoopers LLP
Detroit, Michigan
February 10, 2026

We have served as the Company’s auditor since 1959.

Financial Statements and Supplementary Data
MASCO CORPORATION and Consolidated Subsidiaries
CONSOLIDATED BALANCE SHEETS

December 31, 2025 and 2024
(In Millions, Except Share Data)

	2025	2024
ASSETS
Current assets:
Cash and cash investments	$647	$634
Receivables	1,028	1,035
Inventories	1,046	938
Prepaid expenses and other	119	123
Total current assets	2,840	2,730
Property and equipment, net	1,195	1,116
Goodwill	623	597
Other intangible assets, net	205	220
Operating lease right-of-use assets	233	231
Other assets	105	123
Total assets	$5,201	$5,016

LIABILITIES
Current liabilities:
Accounts payable	$810	$789
Notes payable	2	3
Accrued liabilities	761	767
Total current liabilities	1,573	1,560
Long-term debt	2,945	2,945
Noncurrent operating lease liabilities	221	223
Other liabilities	387	342
Total liabilities	$5,125	$5,069

Commitments and contingencies (Note R)

EQUITY
Masco Corporation's shareholders' equity:
Common shares, par value $1 per share Authorized shares: 1,400,000,000; Issued and outstanding: 2025 – 204,300,000; 2024 – 212,500,000	204	212
Preferred shares authorized: 1,000,000; Issued and outstanding: 2025 and 2024 – None	—	—
Paid-in capital	—	—
Retained deficit	(688)	(693)
Accumulated other comprehensive income	298	201
Total Masco Corporation's shareholders' deficit	(185)	(279)
Noncontrolling interest	261	227
Total equity	76	(53)
Total liabilities and equity	$5,201	$5,016

See notes to consolidated financial statements.
Amounts may not add due to rounding.

MASCO CORPORATION and Consolidated Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2025, 2024 and 2023
(In Millions, Except Per Common Share Data)

	2025	2024	2023
Net sales	$7,562	$7,828	$7,967
Cost of sales	4,883	4,997	5,131
Gross profit	2,679	2,831	2,836
Selling, general and administrative expenses	1,426	1,468	1,473
Impairment charges for other intangible assets	5	—	15
Operating profit	1,248	1,363	1,348
Other income (expense), net:
Interest expense	(101)	(99)	(106)
Other, net	(12)	(103)	(4)
	(114)	(202)	(110)
Income before income taxes	1,135	1,161	1,238
Income tax expense	277	287	278
Net income	858	874	960
Less: Net income attributable to noncontrolling interest	48	52	52
Net income attributable to Masco Corporation	$810	$822	$908

Income per common share attributable to Masco Corporation:
Basic:
Net income	$3.87	$3.77	$4.03
Diluted:
Net income	$3.86	$3.76	$4.02

See notes to consolidated financial statements.
Amounts may not add due to rounding.

MASCO CORPORATION and Consolidated Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Years Ended December 31, 2025, 2024 and 2023
(In Millions)

	2025	2024	2023
Net income	$858	$874	$960
Less: Net income attributable to noncontrolling interest	48	52	52
Net income attributable to Masco Corporation	$810	$822	$908
Other comprehensive income (loss), net of tax
Currency translation adjustment	$122	$(68)	$35
Pension and other post-retirement benefits	4	8	(8)
Other comprehensive income (loss), net of tax	126	(60)	27
Less: Other comprehensive income (loss) attributable to noncontrolling interest:
Currency translation adjustment	$27	$(14)	$5
Pension and other post-retirement benefits	2	2	(2)
	29	(12)	3
Other comprehensive income (loss) attributable to Masco Corporation	$97	$(48)	$24
Total comprehensive income	$984	$814	$987
Less: Total comprehensive income attributable to noncontrolling interest	76	40	55
Total comprehensive income attributable to Masco Corporation	$908	$774	$932

See notes to consolidated financial statements.
Amounts may not add due to rounding.

MASCO CORPORATION and Consolidated Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2025, 2024 and 2023
(In Millions)

	2025	2024	2023
CASH FLOWS FROM (FOR) OPERATING ACTIVITIES:
Net income	$858	$874	$960
Depreciation and amortization	148	150	149
Deferred income taxes	64	28	(32)
Employee withholding taxes paid on stock-based compensation	10	35	29
Loss on disposition of business, net	—	80	—
(Gain) loss on disposition of property and equipment	(5)	3	6
Pension and other post-retirement benefits	(8)	(7)	(6)
Impairment charges for other intangible assets	5	—	15
Stock-based compensation	30	39	31
Decrease (increase) in receivables	19	(39)	42
(Increase) decrease in inventories	(81)	4	233
Decrease in accounts payable and accrued liabilities, net	(14)	(95)	(34)
Other, net	(4)	3	21
Net cash from operating activities	1,022	1,075	1,413

CASH FLOWS FROM (FOR) FINANCING ACTIVITIES:
Purchase of Company common stock	(571)	(751)	(353)
Excise tax paid on the purchase of Company common stock	(6)	(3)	—
Cash dividends paid	(261)	(254)	(257)
Purchase of redeemable noncontrolling interest	—	(15)	—
Dividends paid to noncontrolling interest	(45)	(37)	(49)
Proceeds from short-term borrowings	—	—	77
Payment of short-term borrowings	—	—	(77)
Payment of term loan	—	—	(200)
Proceeds from the exercise of stock options	6	79	38
Employee withholding taxes paid on stock-based compensation	(10)	(35)	(29)
Payment of debt	(2)	(3)	(5)
Net cash for financing activities	(888)	(1,017)	(854)

CASH FLOWS FROM (FOR) INVESTING ACTIVITIES:
Capital expenditures	(156)	(168)	(243)
Acquisition of businesses, net of cash acquired	—	(4)	(136)
Proceeds from disposition of:
Business, net of cash disposed	—	126	—
Property and equipment	14	1	3
Other, net	(3)	(5)	(7)
Net cash for investing activities	(144)	(50)	(383)

Effect of exchange rate changes on cash and cash investments	25	(9)	6

CASH AND CASH INVESTMENTS:
Increase (decrease) for the year	14	(1)	182
At January 1	634	634	452
At December 31	$647	$634	$634
See notes to consolidated financial statements.
Amounts may not add due to rounding.

MASCO CORPORATION and Consolidated Subsidiaries
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
For the Years Ended December 31, 2025, 2024 and 2023
(In Millions, Except Per Common Share Data)

	Total	Common Shares ($1 par value)	Paid-In Capital	Retained (Deficit) Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest
Balance, January 1, 2023	$(262)	$225	$16	$(947)	$226	$218
Total comprehensive income	987	—	—	908	24	55
Shares issued	27	2	25	—	—	—
Shares retired:
Repurchased	(356)	(6)	(67)	(282)	—	—
Surrendered (non-cash)	(17)	—	—	(17)	—	—
Cash dividends declared	(257)	—	—	(257)	—	—
Dividends declared to noncontrolling interest	(49)	—	—	—	—	(49)
Stock-based compensation	26	—	26	—	—	—
Balance, December 31, 2023	$98	$221	$—	$(596)	$249	$224
Total comprehensive income (loss)	814	—	—	822	(48)	40
Shares issued	58	2	56	—	—	—
Shares retired:
Repurchased	(757)	(10)	(95)	(652)	—	—
Surrendered (non-cash)	(14)	—	—	(13)	—	—
Cash dividends declared	(253)	—	—	(253)	—	—
Dividends declared to noncontrolling interest	(37)	—	—	—	—	(37)
Redemption of redeemable noncontrolling interest	4	—	4	—	—	—
Stock-based compensation	35	—	35	—	—	—
Balance, December 31, 2024	$(53)	$212	$—	$(693)	$201	$227
Total comprehensive income	984	—	—	810	97	76
Shares issued	5	—	4	—	—	—
Shares retired:
Repurchased	(576)	(9)	(32)	(536)	—	—
Surrendered (non-cash)	(8)	—	—	(8)	—	—
Cash dividends declared	(260)	—	—	(260)	—	—
Dividends declared to noncontrolling interest	(42)	—	—	—	—	(42)
Stock-based compensation	27	—	27	—	—	—
Balance, December 31, 2025	$76	$204	$—	$(688)	$298	$261
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

MASCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
A. ACCOUNTING POLICIES (Continued)

Receivables.    We do business with home center retailers, wholesalers and a number of other customers. We monitor our exposure for credit losses on customer receivable balances and other financial investments measured at amortized cost and the credit worthiness of customers on an on-going basis, including requiring the completion of credit applications and performing periodic reviews of our open accounts receivable. We record allowances for credit losses for estimated losses resulting from the inability of our customers to fulfill their required payment obligation to us. Allowances are estimated based upon specific customer balances where a risk of loss has been identified, and also include a provision for losses based upon historical collection experience and write-off activity as well as reasonable and supportable forecast information that considers macro-economic factors and industry-specific trends associated with our businesses, among other factors. A separate allowance is recorded for customer incentive rebates and is generally based upon sales activity. Receivables are presented net of certain allowances (including allowances for credit losses) of $53 million and $51 million at December 31, 2025 and 2024, respectively. Our receivables balances are generally due in less than one year.
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
Depreciation.    Depreciation expense is computed principally using the straight-line method over the estimated useful lives of the assets. The estimated useful lives of depreciable assets are as follows: buildings and land improvements, 20 to 40 years, computer hardware and software, three to six years, and machinery and equipment, three to 25 years. Depreciation expense was $126 million in 2025, $118 million in 2024 and $115 million in 2023.
Leases. We determine if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use assets (“ROU assets”), accrued liabilities and noncurrent operating lease liabilities on our consolidated balance sheets. Finance lease ROU assets are included in property and equipment, net, notes payable, and long-term debt on our consolidated balance sheets.
ROU assets represent our right to use an underlying asset for the duration of the lease term while lease liabilities represent our obligation to make lease payments in exchange for the right to use an underlying asset. ROU assets and lease liabilities are measured based on the present value of fixed lease payments over the lease term at the commencement date. The ROU asset also includes any lease payments made prior to the commencement date and initial direct costs incurred, and is reduced by any lease incentives received. We review our ROU assets at the asset group level as events occur or circumstances change that would indicate the carrying amount of the ROU assets are not recoverable and exceed their fair values. If the carrying amount of the ROU asset is not recoverable from its undiscounted cash flows, then we would recognize an impairment loss for the difference between the carrying amount and the current fair value.
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
Goodwill and Other Intangible Assets.    We perform our annual impairment testing of goodwill in the fourth quarter of each year, or as events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We have defined our reporting units and completed the impairment testing of goodwill at the operating segment level. Our operating segments are reporting units that engage in business activities, for which discrete financial information, including five-year forecasts, is available. We compare the fair value of the reporting units to the carrying value of the reporting units for goodwill impairment testing. Fair value is determined using a discounted cash flow method, which includes significant unobservable inputs (Level 3 inputs), and requires us to make significant estimates and assumptions, including long-term projections of cash flows, market conditions and appropriate discount rates. Our judgments are based upon historical experience, current market trends, consultations with external valuation specialists and other information. In estimating future cash flows, we rely on internally generated five-year forecasts for sales and operating profits, and, currently, a two percent long-term assumed annual growth rate of cash flows for periods after the five-year forecast. For 2025, we utilized a weighted average cost of capital of approximately 7.75 percent as the basis to determine the discount rate to apply to the estimated future cash flows. Based upon our assessment of the risks impacting each of our businesses, we applied a risk premium to increase the discount rate to a range of 9.75 percent to 11.75 percent for our reporting units. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized to the extent that a reporting unit's carrying value exceeds its fair value, not to exceed the carrying amount of goodwill in that reporting unit.
We review our other indefinite-lived intangible assets for impairment annually in the fourth quarter, or as events occur or circumstances change that indicate the assets may be impaired without regard to the business unit. Potential impairment is identified by comparing the fair value of an other indefinite-lived intangible asset to its carrying value. We utilize a relief-from-royalty model to estimate the fair value of other indefinite-lived intangible assets. We consider the implications of both external (e.g., market growth, competition and local economic conditions) and internal (e.g., product sales and expected product growth) factors and their potential impact on cash flows related to the intangible asset in both the near- and long-term. We also consider the profitability of the business, among other factors, to determine the royalty rate for use in the impairment assessment. We utilize our weighted average cost of capital of approximately 7.75 percent as the basis to determine the discount rate to apply to the estimated future cash flows. In 2025, based upon our assessment of the risks impacting each of our businesses and the nature of the other indefinite-lived intangible asset (i.e., trade name), we applied a risk premium to increase the discount rate to a range of 10.75 percent to 12.00 percent for our other indefinite-lived intangible assets.
While we believe that the estimates and assumptions underlying the valuation methodologies are reasonable, different estimates and assumptions could result in different outcomes.
Intangible assets with finite useful lives are amortized using the straight-line method over their estimated useful lives. We review our intangible assets with finite useful lives at the asset group level as events occur or circumstances change that would more likely than not reduce the fair value of the amortizable intangible assets below its carrying amount. If the carrying amount of the amortizable intangible asset is not recoverable from the undiscounted cash flows, then we would recognize an impairment loss for the difference between the carrying amount and the current fair value. We evaluate the remaining useful lives of amortizable intangible assets at each reporting period to determine whether events or circumstances warrant a revision to the remaining periods of amortization.
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
Under our 2024 Long Term Stock Incentive Plan, retirement-eligibility is defined as age 65 or age 55 with at least 10 years of continuous service for RSUs, stock options, phantom stock awards and SARs. Compensation expense for equity awards is recognized ratably over the shorter of the vesting period, typically three years, or the length of time until the grantee becomes retirement eligible. Expense for PRSUs is recognized ratably over the three-year vesting period of the units.
Refer to Note L for additional information on stock-based compensation.
Noncontrolling Interest.    We owned 68 percent of Hansgrohe SE at both December 31, 2025 and 2024. The aggregate noncontrolling interest, net of dividends, at December 31, 2025 and 2024 has been recorded as a component of equity on our consolidated balance sheets.
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

MASCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
A. ACCOUNTING POLICIES (Concluded)
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
We record the tax effects of Net Controlled Foreign Corporation Tested Income related to our foreign operations, if applicable, as a component of income tax expense in the period the tax arises.
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
We include payments for the purchase of transferable tax credits in our income tax expense and in our income taxes paid disclosure in the jurisdiction in which the credits are claimed.
Recently Adopted Accounting Pronouncements. In December 2023, the Financial Accounting Standards Board ("FASB") issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which requires additional income tax disclosures, particularly regarding the effective tax rate reconciliation and income taxes paid. We adopted this standard for annual periods beginning January 1, 2025. The adoption of this guidance modified our annual disclosures, but did not have an impact on our financial position and results of operations.
Recently Issued Accounting Pronouncements.  In December 2025, the FASB issued ASU 2025-10, "Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities," which establishes guidance on the recognition, measurement, and presentation of government grants received by business entities. ASU 2025-10 is effective on a modified prospective, modified retrospective, or retrospective basis for interim and annual reporting periods beginning January 1, 2029. Early adoption is permitted. We are currently reviewing the provisions of this standard and the impact, if any, the adoption of this guidance will have on our financial position and results of operations.

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

MASCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
D. REVENUE

Our revenues are derived from sales to customers in the following geographic areas: North America and International, which are particularly in Europe. Net sales from these geographic areas, by segment, were as follows, in millions:

	Year Ended December 31, 2025
	Plumbing Products	Decorative Architectural Products	Total
Primary geographic areas:
North America	$3,380	$2,570	$5,950
International	1,612	—	1,612
Total	$4,992	$2,570	$7,562

	Year Ended December 31, 2024
	Plumbing Products	Decorative Architectural Products	Total
Primary geographic areas:
North America	$3,289	$2,975	$6,264
International	1,564	—	1,564
Total	$4,853	$2,975	$7,828

	Year Ended December 31, 2023
	Plumbing Products	Decorative Architectural Products	Total
Primary geographic areas:
North America	$3,259	$3,125	$6,384
International	1,583	—	1,583
Total	$4,842	$3,125	$7,967

We recognized increases to revenue of $3 million, $10 million, and $12 million in 2025, 2024, and 2023, respectively, for variable consideration related to performance obligations settled in previous periods.
We record contract assets for items for which we have satisfied our performance obligation but our receipt of payment is contingent upon delivery or other circumstances other than the passage of time. Our contract assets are recorded in prepaid expenses and other in our consolidated balance sheets. Our contract assets generally become unconditional and are reclassified to receivables in the quarter subsequent to each balance sheet date. Our contract asset balance was $2 million at both December 31, 2025 and 2024.
We record contract liabilities primarily for deferred revenue. Our contract liabilities are recorded in accrued liabilities in our consolidated balance sheets. Our contract liabilities are generally recognized to net sales in the immediately subsequent reporting period. Our contract liability balance was $57 million and $45 million at December 31, 2025 and 2024, respectively.

MASCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
D. REVENUE (Concluded)
Changes in the allowance for credit losses deducted from accounts receivable were as follows, in millions:

	Year Ended December 31,
	2025	2024
Balance at January 1	$10	$11
Provision for expected credit losses during the period	5	4
Write-offs charged against the allowance	(7)	(6)
Recoveries of amounts previously written off	4	2
Balance at December 31	$12	$10

E. INVENTORIES

The components of inventory were as follows, in millions:

	At December 31,
	2025	2024
Finished goods	$620	$541
Raw materials	322	300
Work in process	104	97
Total	$1,046	$938
Inventories, which include purchased parts, materials, direct labor and applied overhead, are stated at the lower of cost or net realizable value, with cost determined primarily by use of the first-in, first-out method, and to a lesser extent the average cost method.

F. LEASES

We have operating and finance leases primarily for corporate offices, manufacturing facilities, warehouses, vehicles, and equipment. Our leases have remaining lease terms up to 17 years, some of which may include one or more renewal options with terms to extend the lease for up to an additional 15 years, and some of which may include options to terminate the leases prior to their expiration.
The components of lease cost included in income before income taxes were as follows, in millions:

	Year Ended December 31,
	2025	2024	2023
Operating lease cost	$63	$64	$61
Short-term lease cost	8	9	10
Variable lease cost	6	5	7
Finance lease cost:
Amortization of ROU assets	2	3	3
Interest on lease liabilities	—	1	1

MASCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
F. LEASES (Continued)

Supplemental cash flow information related to leases was as follows, in millions:

	Year Ended December 31,
	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$60	$54	$50
Operating cash flows for finance leases	—	1	1
Financing cash flows for finance leases	2	3	3

ROU assets obtained in exchange for new lease obligations:
Operating leases (A)	42	34	41

(A)Includes $6 million of ROU assets obtained in exchange for new lease obligations related to the acquisition of Sauna360 in 2023.

Certain other information related to leases was as follows:

	At December 31,
	2025	2024	2023
Weighted-average remaining lease term:
Operating leases	9 years	9 years	10 years
Finance leases	6 years	7 years	8 years

Weighted-average discount rate:
Operating leases	5.3%	5.2%	5.2%
Finance leases	3.2%	3.2%	3.3%
Supplemental balance sheet information related to leases was as follows, in millions:

	At December 31,
	2025		2024
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Property and equipment, net	$—	$13	$—	$16
Notes payable	—	2	—	3
Accrued liabilities	47	—	43	—
Long-term debt	—	12	—	14
Gross ROU assets under finance leases recorded within property and equipment, net was $31 million and $41 million at December 31, 2025 and 2024, respectively. Accumulated amortization associated with these leases was $17 million and $25 million at December 31, 2025 and 2024, respectively.

MASCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
F. LEASES (Concluded)
At December 31, 2025, future maturities of lease liabilities were as follows, in millions:

	Operating Leases	Finance Leases
Year ending December 31,
2026	$60	$2
2027	50	2
2028	41	2
2029	34	2
2030	28	3
Thereafter	124	4
Total lease payments	336	16
Less: imputed interest	(68)	(2)
Total	$268	$14

G. PROPERTY AND EQUIPMENT

The components of property and equipment, net were as follows, in millions:

	At December 31,
	2025	2024
Land and improvements	$99	$94
Buildings	667	626
Computer hardware and software	316	271
Machinery and equipment	1,546	1,435
	2,628	2,426
Less: Accumulated depreciation	(1,433)	(1,310)
Total	$1,195	$1,116

H. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill at December 31, 2025, by segment, was as follows, in millions:

	Gross Goodwill At December 31, 2025	Accumulated Impairment Losses	Net Goodwill At December 31, 2025
Plumbing Products	$694	$(301)	$393
Decorative Architectural Products	305	(75)	230
Total	$999	$(376)	$623

MASCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
H. GOODWILL AND OTHER INTANGIBLE ASSETS (Concluded)

The changes in the carrying amount of goodwill for years ended December 31, 2025 and 2024, by segment, were as follows, in millions:

	Gross Goodwill At December 31, 2024	Accumulated Impairment Losses	Net Goodwill At December 31, 2024	Acquisitions	Foreign Currency Translation	Net Goodwill At December 31, 2025
Plumbing Products	$667	$(301)	$367	$—	$26	$393
Decorative Architectural Products (A)	305	(75)	230	—	—	230
Total	$973	$(376)	$597	$—	$26	$623

	Gross Goodwill At December 31, 2023	Accumulated Impairment Losses	Net Goodwill At December 31, 2023	Acquisitions (B)	Foreign Currency Translation	Net Goodwill At December 31, 2024
Plumbing Products	$677	$(301)	$377	$2	$(12)	$367
Decorative Architectural Products	366	(139)	227	4	—	230
Total	$1,043	$(440)	$604	$6	$(12)	$597

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
Other indefinite-lived intangible assets were $77 million and $79 million at December 31, 2025 and 2024, respectively, and principally included registered trademarks.
We completed our annual impairment testing of goodwill and other indefinite-lived intangible assets in the fourth quarters of 2025, 2024 and 2023. We recognized a $5 million non-cash impairment charge within our Decorative Architectural Products segment to other indefinite-lived intangible assets in the fourth quarter of 2025 due to the loss of a customer in our paint applicator business. We recognized a $15 million non-cash impairment charge within our Decorative Architectural Products segment to other indefinite-lived intangible assets in the fourth quarter of 2023 due to competitive market conditions and increased cost of capital in our lighting business. There was no impairment of goodwill for any of our reporting units or of our other indefinite-lived intangible assets in any of these years, other than as disclosed above.
The carrying value of our definite-lived intangible assets was $128 million (net of accumulated amortization of $92 million) at December 31, 2025 and $140 million (net of accumulated amortization of $102 million) at December 31, 2024 and principally included customer relationships with a weighted average amortization period of 13 years in both 2025 and 2024. Amortization expense related to the definite-lived intangible assets was $20 million, $29 million and $31 million in 2025, 2024 and 2023, respectively.
At December 31, 2025, amortization expense related to the definite-lived intangible assets during each of the next five years will be as follows: 2026 – $18 million; 2027 – $18 million; 2028 – $15 million; 2029 – $15 million and 2030 – $14 million.

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
All outstanding payments owed under the program are recorded within accounts payable in our consolidated balance sheets. The amounts confirmed as valid under the program and included in accounts payable were $26 million and $36 million at December 31, 2025 and 2024, respectively. Of the amounts confirmed as valid under the program, the amounts owed to participating financial institutions were $17 million and $23 million at December 31, 2025 and 2024, respectively. All payments made under the program are recorded as a decrease in accounts payable and accrued liabilities, net, in our consolidated statements of cash flows.
Changes in the confirmed obligations outstanding were as follows, in millions:

	Year Ended December 31,
	2025	2024
Confirmed obligations outstanding at January 1	$36	$53
Invoices confirmed	155	214
Confirmed invoices paid	(166)	(229)
Other (including currency translation and divestitures)	1	(2)
Confirmed obligations outstanding at December 31	$26	$36

J. ACCRUED LIABILITIES

The components of accrued liabilities were as follows, in millions:

	At December 31,
	2025	2024
Advertising and sales promotion	$234	$235
Salaries, wages and commissions	154	165
Deferred revenue	57	45
Employee retirement plans	48	56
Operating lease liabilities (Note F)	47	43
Warranty (Note R)	41	41
Interest	29	29
Product returns	24	23
Insurance reserves	21	22
Property, payroll and other taxes	19	22
Income taxes payable	17	28
Other	70	58
Total	$761	$767

MASCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

K. DEBT

The carrying value of outstanding debt was as follows, in millions:

	At December 31,
	2025	2024
Notes and debentures:
3.500%, due November 15, 2027	$300	$300
1.500%, due February 15, 2028	600	600
7.750%, due August 1, 2029	235	235
2.000%, due October 1, 2030	300	300
2.000%, due February 15, 2031	598	597
6.500%, due August 15, 2032	200	200
4.500%, due May 15, 2047	414	415
3.125%, due February 15, 2051	300	300
Other	14	17
Prepaid debt issuance costs	(13)	(15)
	2,947	2,948
Less: Current portion	2	3
Total long-term debt	$2,945	$2,945
All of the notes and debentures above are senior indebtedness and, other than the 7.750% Notes due 2029, are redeemable at our option.
At December 31, 2025, the debt maturities during each of the next five years were as follows: 2026 – $2 million; 2027 – $302 million; 2028 – $602 million; 2029 – $237 million and 2030 – $302 million.
On April 26, 2022, we entered into a revolving credit agreement (the “2022 Credit Agreement”) with an aggregate commitment of $1.0 billion and a maturity date of April 26, 2027. Under the 2022 Credit Agreement, at our request and subject to certain conditions, we can increase the aggregate commitment up to an additional $500 million with the current lenders or new lenders.
The 2022 Credit Agreement provides for an unsecured revolving credit facility available to us and one of our foreign subsidiaries in U.S. dollars, European euros, British pounds sterling, and certain other currencies for revolving credit loans, swingline loans and letters of credit. Borrowings under the revolving credit loans denominated in any agreed upon currency other than U.S. dollars are limited to the equivalent of $500 million. We can also borrow swingline loans up to $108 million and obtain letters of credit of up to $25 million. Outstanding letters of credit under the 2022 Credit Agreement reduce our borrowing capacity and we had no outstanding letters of credit under the 2022 Credit Agreement at December 31, 2025.
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

MASCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

K. DEBT (Concluded)
In order for us to borrow under the 2022 Credit Agreement, there must not be any default in our covenants in the 2022 Credit Agreement (i.e., in addition to the two financial covenants described above, principally limitations on subsidiary debt, negative pledge restrictions, and requirements relating to legal compliance, maintenance of our properties and insurance) and our representations and warranties in the 2022 Credit Agreement must be true in all material respects on the date of borrowing (i.e., principally no material adverse change or litigation likely to result in a material adverse change, since December 31, 2021, no material ERISA or environmental non-compliance, and no material tax deficiency). We were in compliance with all covenants and no borrowings were outstanding at December 31, 2025.
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
Interest paid was $100 million, $99 million, $107 million in 2025, 2024 and 2023, respectively.

Fair Value of Debt. The fair value of our short-term and long-term fixed-rate debt instruments is based principally upon modeled market prices for the same or similar issues, which are Level 1 inputs. The aggregate estimated market value of our short-term and long-term debt at December 31, 2025 was approximately $2.7 billion, compared with the aggregate carrying value of $3.0 billion. The aggregate estimated market value of our short-term and long-term debt at December 31, 2024 was approximately $2.6 billion, compared with the aggregate carrying value of $3.0 billion.

L. STOCK-BASED COMPENSATION

Our 2024 Long Term Stock Incentive Plan (the "2024 Plan") replaced the 2014 Long Term Stock Incentive Plan in May 2024 and provides for the issuance of stock-based incentives in various forms to our employees and non-employee Directors. At December 31, 2025, outstanding stock-based incentives were in the form of restricted stock units, performance restricted stock units, stock options, phantom stock awards and stock appreciation rights.
Pre-tax compensation expense included in income before income taxes for these stock-based incentives was as follows, in millions:

	Year Ended December 31,
	2025	2024	2023
Restricted stock units	$21	$26	$15
Performance restricted stock units	3	5	3
Stock options	3	4	5
Phantom stock awards and stock appreciation rights	3	4	5
Long-term stock awards	—	—	3
Total	$30	$39	$31
At December 31, 2025, approximately 7.0 million shares of our common stock were available under the 2024 Plan for the granting of restricted stock units, performance restricted stock units, stock options and long-term stock awards.

MASCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
L. STOCK-BASED COMPENSATION (Continued)
Restricted Stock Units. Restricted stock units are granted to our key employees and non-employee Directors. These grants did not cause net share dilution due to our practice of repurchasing and retiring an equal number of shares in the open market.
Our restricted stock unit activity was as follows, units in thousands:

	Year Ended December 31,
	2025		2024		2023
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Unvested restricted stock units at January 1	738	$66	796	$57	1,154	$57
Granted	347	75	466	73	205	56
Vested	(372)	63	(455)	57	(532)	55
Forfeited	(53)	74	(68)	68	(32)	58
Unvested restricted stock units at December 31	661	$72	738	$66	796	$57
At December 31, 2025, 2024, and 2023, there was $16 million, $15 million, and $11 million, respectively, of unrecognized compensation expense related to unvested restricted stock units; such units had a weighted average remaining vesting period of two years at December 31, 2025, 2024 and 2023.
The total market value (at the vesting date) of restricted stock units which vested was $28 million, $34 million, and $28 million during 2025, 2024 and 2023, respectively.
Performance Restricted Stock Units. Under our Long Term Incentive Program ("LTIP"), we grant performance restricted stock units to certain executives. These performance restricted stock units will vest and share awards will be issued at no cost to the employees, subject to our achievement over a three-year period of specified return on invested capital performance goals, an earning per share metric, and a relative total shareholder return metric that have been established by our Compensation Committee for the performance period. To receive the award, the participant must be employed through the share award date. Except that, beginning with the 2025 grant, participants who conclude service and are retirement eligible or whose employment ends under certain qualifying conditions will receive an award, if the established performance goals for the respective LTIP are met, prorated to reflect the time the participant was employed during the applicable performance period. Performance restricted stock units are granted at a target number; based on our performance, the number of performance restricted stock units that vest can be adjusted downward to zero and upward to a maximum of 200 percent of the target number.
During 2025, we granted approximately 121,000 performance restricted stock units with a weighted average grant date fair value of approximately $71 per share, no performance restricted stock units were issued and 83,000 performance restricted stock units were forfeited. At December 31, 2025, there were approximately 91,000 shares vested but unissued. During 2024, we granted approximately 70,000 performance restricted stock units with a grant date fair value of approximately $75 per share, approximately 48,000 performance restricted stock units were issued and 6,000 performance restricted stock units were forfeited. During 2023, we granted approximately 99,000 performance restricted stock units with a grant date fair value of approximately $52 per share, approximately 253,000 performance restricted stock units were issued and no performance restricted stock units were forfeited. At December 31, 2023, there were approximately 59,000 shares vested but unissued.
Stock Options.    Stock options are granted to certain senior executives. The exercise price equals the market price of our common stock at the grant date and the stock options expire no later than 10 years after the grant date.

MASCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
L. STOCK-BASED COMPENSATION (Continued)
Our stock option activity was as follows, shares in thousands:

	Year Ended December 31,
	2025		2024		2023
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding stock options at January 1	1,048	$56	2,254	$45	2,988	$39
Granted	256	75	201	73	228	57
Exercised	(115)	42	(1,397)	41	(940)	29
Forfeited	(90)	77	(10)	57	(22)	36
Outstanding stock options at December 31	1,099	$60	1,048	$56	2,254	$45
The aggregate intrinsic value is calculated using our stock price at each respective date, less the exercise price (grant date price) multiplied by the number of shares. The aggregate intrinsic value for options exercised during 2025, 2024 and 2023 was $4 million, $48 million and $26 million, respectively. The weighted-average remaining term for options outstanding at December 31, 2025, 2024 and 2023 was six years, seven years and six years, respectively.
The following table summarizes information for stock options vested and expected to vest and exercisable (vested) stock options, shares in thousands:

	Year Ended December 31,
	2025				2024				2023
	Vested and Expected to Vest Stock Options		Exercisable (Vested) Stock Options		Vested and Expected to Vest Stock Options		Exercisable (Vested) Stock Options		Vested and Expected to Vest Stock Options		Exercisable (Vested) Stock Options
Number of shares	1,068		726		1,040		592		2,248		1,621
Weighted average exercise price	$60		$55		$56		$49		$45		$42
Aggregate intrinsic value	$7	million	$7	million	$18	million	$14	million	$48	million	$41	million
Weighted-average remaining term	6 years		5 years		7 years		5 years		6 years		5 years

Unrecognized compensation expense (using the Black-Scholes option pricing model at the grant date) related to unvested stock options was $2 million at December 31, 2025 and $1 million at both December 31, 2024 and 2023; such options had a weighted average remaining vesting period of two years at December 31, 2025, 2024 and 2023.
The weighted average grant date fair value of option shares granted and the assumptions used to estimate those values using a Black-Scholes option pricing model were as follows:

	Year Ended December 31,
	2025	2024	2023
Weighted average grant date fair value	$23.98	$23.71	$16.91
Risk-free interest rate	4.51%	4.38%	3.95%
Dividend yield	1.66%	1.59%	2.02%
Volatility factor	30.42%	31.00%	31.00%
Expected option life	6 years	6 years	6 years

MASCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
L. STOCK-BASED COMPENSATION (Concluded)
Phantom Stock Awards and Stock Appreciation Rights. Certain non-U.S. employees are granted phantom stock awards and SARs.
In 2025, 2024 and 2023, we granted approximately 47,000, 42,000, and 57,000 shares, respectively, of phantom stock awards with an aggregate fair value of $4 million in 2025 and $3 million in both 2024 and 2023 and paid cash of $4 million in 2025, $5 million in 2024 and $4 million in 2023 to settle phantom stock awards.
Information related to phantom stock awards was as follows, dollars in millions and shares in thousands:

	At December 31,
	2025	2024
Accrued compensation cost liability	$4	$5
Unrecognized compensation cost	$1	$2
Equivalent common shares	85	96
No SARs were granted in 2025 and 2024 and we granted 22,000 SARs in 2023. During 2025, 7,000 SARs were forfeited and 15,000 SARs remained outstanding, all of which were vested at December 31, 2025.
Long-Term Stock Awards.    Prior to 2020, we granted long-term stock awards to our key employees and non-employee Directors. As of December 31, 2024, all long-term stock awards had vested.
The total market value (at the vesting date) of stock award shares which vested was $5 million and $10 million during 2024 and 2023, respectively.

M. EMPLOYEE RETIREMENT PLANS

Substantially all salaried employees participate in non-contributory defined-contribution retirement plans, to which payments are determined annually by the Compensation Committee. We also sponsor qualified defined-benefit and non-qualified defined-benefit pension plans covering certain employees and former employees.
Pre-tax expense included in income before income taxes related to our retirement plans was as follows, in millions:

	Year Ended December 31,
	2025	2024	2023
Defined-contribution plans	$49	$60	$68
Defined-benefit pension plans	8	9	9
	$58	$69	$78

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

MASCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
M. EMPLOYEE RETIREMENT PLANS (Continued)
Changes in the projected benefit obligation and fair value of plan assets, and the funded status of our defined-benefit pension plans were as follows, in millions:

	At Year Ended December 31,
	2025		2024
	Qualified	Non-Qualified	Qualified	Non-Qualified
Changes in projected benefit obligation:
Projected benefit obligation at January 1	$125	$101	$136	$108
Service cost	2	—	2	—
Interest cost	5	5	4	5
Actuarial (gain) loss, net	(17)	5	(4)	(1)
Foreign currency exchange	16	—	(8)	—
Benefit payments	(5)	(12)	(4)	(12)
Projected benefit obligation at December 31	$126	$100	$125	$101
Changes in fair value of plan assets:
Fair value of plan assets at January 1	$92	$—	$90	$—
Actual return on plan assets	(3)	—	8	—
Foreign currency exchange	12	—	(5)	—
Company contributions	5	12	4	12
Benefit payments	(5)	(12)	(4)	(12)
Fair value of plan assets at December 31	$101	$—	$92	$—
Funded status at December 31	$(25)	$(100)	$(33)	$(101)
Amounts in our consolidated balance sheets were as follows, in millions:

	At December 31,
	2025		2024
	Qualified	Non-Qualified	Qualified	Non-Qualified
Other assets	$2	$—	$1	$—
Accrued liabilities	—	(11)	—	(11)
Other liabilities	(27)	(88)	(35)	(89)
Total net liability	$(25)	$(100)	$(33)	$(101)
Unrealized loss included in accumulated other comprehensive income before income taxes was as follows, in millions:

	At December 31,
	2025		2024
	Qualified	Non-Qualified	Qualified	Non-Qualified
Net loss	$8	$28	$17	$24
Net prior service cost	1	—	1	—
Total	$9	$28	$19	$24

MASCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
M. EMPLOYEE RETIREMENT PLANS (Continued)
Information for defined-benefit pension plans with an accumulated benefit obligation in excess of plan assets was as follows, in millions:

	At December 31,
	2025		2024
	Qualified	Non-Qualified	Qualified	Non-Qualified
Projected benefit obligation	$124	$100	$123	$101
Accumulated benefit obligation	124	100	123	101
Fair value of plan assets	97	—	88	—
The projected benefit obligation was in excess of plan assets for all of our qualified defined-benefit pension plans at December 31, 2025 and 2024 which had an accumulated benefit obligation in excess of plan assets.
Net periodic pension cost for our defined-benefit pension plans, with the exception of service cost, is recorded in other, net, in our consolidated statements of operations. Net periodic pension cost for our defined-benefit pension plans was as follows, in millions:

	Year Ended December 31,
	2025		2024		2023
	Qualified	Non-Qualified	Qualified	Non-Qualified	Qualified	Non-Qualified
Service cost	$2	$—	$2	$—	$2	$—
Interest cost	5	5	4	5	4	6
Expected return on plan assets	(5)	—	(5)	—	(4)	—
Recognized net loss	—	1	1	1	—	1
Net periodic pension cost	$2	$6	$2	$6	$3	$7
We expect to recognize $3 million of pre-tax net loss from accumulated other comprehensive income into net periodic pension cost in 2026 related to our defined-benefit pension plans. For plans in which almost all of the plan's participants are inactive, pre-tax net loss within accumulated other comprehensive income is amortized using the straight-line method over the remaining life expectancy of the inactive plan participants. For all other plans, pre-tax net loss within accumulated other comprehensive income is amortized using the straight-line method over the average remaining service period of the active employees expected to receive benefits from the plan.
Plan Assets.    Our qualified defined-benefit pension plan weighted average asset allocation, which is based upon fair value, was as follows:

	At December 31,
	2025	2024
Equity securities	33%	32%
Debt securities	35%	31%
Other	33%	38%
Total	100%	100%

MASCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
M. EMPLOYEE RETIREMENT PLANS (Continued)
The following is a description of the valuation methodologies used for assets measured at fair value. There have been no changes in the methodologies used at December 31, 2025 compared to December 31, 2024.
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
Real estate: Real estate consists of property funds valued based on the underlying investments, which include inputs such as cost, discounted future cash flows, independent appraisals and market based comparable data. There is no active trading market for these investments, and they are generally illiquid. Due to the significant unobservable inputs, the fair value measurements used to estimate fair value are a Level 3 input.
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
The following tables set forth, by level within the fair value hierarchy, the qualified defined-benefit pension plan assets at fair value as of December 31, 2025 and 2024, in millions.

	At December 31, 2025
	Level 1	Level 2	Level 3	Total
Plan Assets
Common and preferred stocks:
United States	$21	$—	$—	$21
International	12	—	—	12
Corporate, government and other debt securities:
United States	—	6	—	6
International	—	28	—	28
Real estate:
International	—	—	13	13
Buy-in annuity:
International	—	3	—	3
Short-term and other investments:
International	4	14	—	18
Total plan assets	$37	$52	$13	$101

MASCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
M. EMPLOYEE RETIREMENT PLANS (Continued)

	At December 31, 2024
	Level 1	Level 2	Level 3	Total
Plan Assets
Common and preferred stocks:
United States	$18	$—	$—	$18
International	11	—	—	11
Corporate, government and other debt securities:
United States	—	6	—	6
International	—	22	—	22
Real estate:
International	—	—	11	11
Buy-in annuity:
International	—	2	—	2
Short-term and other investments:
International	3	18	—	21
Total plan assets	$33	$48	$11	$92

Changes in the fair value of the qualified defined-benefit pension plan Level 3 assets were as follows, in millions:

	Year Ended December 31,
	2025	2024
Fair value, January 1	$11	$12
Currency translation	2	(1)
Fair value, December 31	$13	$11
Assumptions.    Weighted average major assumptions used in accounting for our defined-benefit pension plans were as follows:

	At December 31,
	2025	2024	2023
Discount rate for obligations	4.60%	4.30%	4.00%
Expected return on plan assets	5.00%	4.80%	5.50%
Rate of compensation increase	—%	—%	—%
Discount rate for net periodic pension cost	4.30%	4.00%	4.50%
The discount rate for obligations for 2025, 2024 and 2023 is based primarily upon the expected duration of each defined-benefit pension plan's liabilities matched to spot rates along a high-quality corporate bond yield curve for the geography of the individual plans. At December 31, 2025, such rates for our defined-benefit pension plans ranged from 1.8 percent to 5.1 percent, with the most significant portion of the liabilities having a discount rate for obligations of 4.2 percent or higher. At December 31, 2024, such rates for our defined-benefit pension plans ranged from 2.1 percent to 5.4 percent, with the most significant portion of the liabilities having a discount rate for obligations of 3.4 percent or higher. At December 31, 2023, such rates for our defined‑benefit pension plans ranged from 1.9 percent to 5.0 percent, with the most significant portion of the liabilities having a discount rate for obligations of 3.2 percent or higher. The increase in the weighted average discount rate from both 2023 to 2024 and 2024 to 2025 is principally due to higher long-term interest rates in the bond markets.

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
Cash Flows.    At December 31, 2025, we expect to contribute approximately $11 million in 2026 to our non-qualified (domestic) defined-benefit pension plans.
At December 31, 2025, the benefits expected to be paid in each of the next five years, and in aggregate for the five years thereafter, relating to our defined-benefit pension plans, were as follows, in millions:

	Qualified Plans	Non-Qualified Plans
2026	$8	$11
2027	6	11
2028	6	11
2029	6	10
2030	7	10
2031 - 2035	36	40

N. SHAREHOLDERS' EQUITY

Effective October 20, 2022, our Board of Directors authorized the repurchase, for retirement, of up to $2.0 billion of shares of our common stock, exclusive of excise tax, in open-market transactions or otherwise. During 2025, we repurchased and retired 8.5 million shares of our common stock (including 0.3 million shares to offset the dilutive impact of restricted stock units granted in 2025) for $576 million, inclusive of excise tax of $5 million. At December 31, 2025, we had $325 million remaining under the 2022 authorization.
During 2024, we repurchased and retired 10.0 million shares of our common stock (including 0.5 million shares to offset the dilutive impact of restricted stock units granted in 2024) for $757 million, inclusive of excise tax of $6 million.

MASCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
N. SHAREHOLDERS' EQUITY (Concluded)
During 2023, we repurchased and retired 6.2 million shares of our common stock (including 0.2 million shares to offset the dilutive impact of restricted stock units granted in 2023) for $356 million, inclusive of excise tax of $3 million.
Effective February 10, 2026, our Board of Directors authorized the repurchase, for retirement, of up to $2.0 billion of shares of our common stock, exclusive of excise tax, in open-market transactions or otherwise, replacing the previous Board of Directors authorization established in 2022.
We have declared and paid cash dividends per common share of $1.24 in 2025, $1.16 in 2024 and $1.14 in 2023.
Accumulated Other Comprehensive Income.    The components of accumulated other comprehensive income attributable to Masco Corporation were as follows, in millions:

	At December 31,
	2025	2024
Currency translation adjustments, net	$332	$237
Unrecognized net loss and prior service cost, net	(34)	(36)
Accumulated other comprehensive income	$298	$201

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
Decorative Architectural Products – principally includes paints and other coating products, paint applicators and accessories, cabinet and other hardware, shower doors and, until the divestiture of Kichler in the third quarter of 2024, lighting fixtures, ceiling fans, landscape lighting and LED lighting systems.
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
Subsequent to December 31, 2025, we announced that we will implement an internal reorganization to further streamline our business and optimize operations resulting in the integration of our Liberty Hardware (“Liberty”) business, a distributor of cabinet and other hardware and shower doors, into our Delta Faucet business. Prior to this reorganization Liberty has historically been included in our Decorative Architectural Products segment. As a result of the integration, beginning with our Quarterly Report on Form 10-Q for the period ending March 31, 2026, Liberty will be included in our Plumbing Products segment rather than our Decorative Architectural Products segment and we will also reflect the change in the comparable prior period.

MASCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
O. SEGMENT INFORMATION (Continued)
Information by segment as of December 31, 2025 was as follows, in millions:

	Year Ended December 31, 2025
	Plumbing Products	Decorative Architectural Products	Total
Net sales (A) (B) (C)	$4,992	$2,570	$7,562
Operating expenses (D)	4,059	2,099
Impairment charges for other intangible assets	—	5
Corporate expenses (E)	38	24
Segment operating profit	$895	$443	$1,338
General corporate expense, net (E)			(89)
Operating profit			1,248
Other income (expense), net			(114)
Income before income taxes			$1,135

	Year Ended December 31, 2024
	Plumbing Products	Decorative Architectural Products	Total
Net sales (A) (B) (C)	$4,853	$2,975	$7,828
Operating expenses (D)	3,896	2,395
Impairment charges for other intangible assets	—	—
Corporate expenses (E)	46	31
Segment operating profit	$911	$549	$1,460
General corporate expense, net (E)			(97)
Operating profit			1,363
Other income (expense), net			(202)
Income before income taxes			$1,161

	Year Ended December 31, 2023
	Plumbing Products	Decorative Architectural Products	Total
Net sales (A) (B) (C)	$4,842	$3,125	$7,967
Operating expenses (D)	3,934	2,506
Impairment charges for other intangible assets	—	15
Corporate expenses (E)	47	25
Segment operating profit	$861	$578	$1,439
General corporate expense, net (E)			(91)
Operating profit			1,348
Other income (expense), net			(110)
Income before income taxes			$1,238

MASCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
O. SEGMENT INFORMATION (Concluded)

	Property Additions (F)			Depreciation and Amortization			Assets (G)
	Year Ended December 31,			Year Ended December 31,			At December 31,
	2025	2024	2023	2025	2024	2023	2025	2024	2023
Plumbing Products	$119	$122	$161	$111	$108	$107	$3,383	$3,131	$3,140
Decorative Architectural Products	33	44	76	30	35	35	1,355	1,435	1,696
Corporate	3	2	6	7	7	7	463	450	527
Total	$156	$168	$243	$148	$150	$149	$5,201	$5,016	$5,363

(A)Intra-company sales between segments were not material and have been excluded from net sales.
(B)Included in net sales were sales to one customer of $2,859 million, $3,010 million and $3,070 million in 2025, 2024 and 2023, respectively. Such net sales were included in each of our segments.
(C)Net sales from our operations in the U.S. were $5,674 million, $5,996 million and $6,140 million in 2025, 2024 and 2023, respectively.
(D)Operating expenses included cost of sales and selling, general and administrative expenses.
(E)Corporate expenses included specific corporate overhead allocated to each segment. General corporate expense, net included those expenses not specifically attributable to our segments.
(F)Property additions exclude amounts paid for long-lived assets as part of acquisitions.
(G)Long-lived assets of our operations in the U.S. and Europe were $1,322 million and $720 million, $1,323 million and $638 million, and $1,459 million and $677 million at December 31, 2025, 2024 and 2023, respectively.

MASCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
P. INCOME TAXES
Components of income taxes on income before income taxes and the components of deferred tax assets and liabilities were as follows, in millions:

	2025	2024	2023
Income before income taxes:
U.S.	$889	$881	$968
Foreign	246	280	270
	$1,135	$1,161	$1,238
Income tax expense:
Currently payable:
U.S. Federal	$123	$153	$189
State and local	17	26	47
Foreign	74	80	74
Deferred:
U.S. Federal	51	14	—
State and local	8	9	(39)
Foreign	4	5	7
	$277	$287	$278
Deferred tax assets at December 31:
Receivables	$9	$8
Inventories	16	13
Other assets, including stock-based compensation	7	8
Accrued liabilities	43	48
Noncurrent operating lease liabilities	46	44
Other long-term liabilities	46	49
Capitalized research expenditures	—	48
Net operating loss carryforward	52	57
Tax credit carryforward	7	8
	226	283
Valuation allowance	(27)	(27)
	199	256
Deferred tax liabilities at December 31:
Property and equipment	83	77
Operating lease right-of-use assets	49	45
Intangibles	79	80
Investment in foreign subsidiaries	16	14
Other	17	16
	244	232
Net deferred tax (liability) asset at December 31	$(45)	$24
The net deferred tax (liability) asset consisted of net deferred tax assets (included in other assets) of $50 million and $62 million, and net deferred tax liabilities (included in other liabilities) of $95 million and $38 million, at December 31, 2025 and 2024, respectively.

MASCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
P. INCOME TAXES (Continued)

In the fourth quarter of 2023, we recognized a $29 million state income tax benefit, net of federal expense, due to a legal restructuring of certain U.S. businesses that occurred in early 2024 which allowed for the utilization of certain loss carryforwards that were not previously recognized.
We continue to maintain a valuation allowance of $27 million on certain state and foreign deferred tax assets as of both December 31, 2025 and 2024 due primarily to cumulative losses in those jurisdictions and net operating losses that are expected to expire unused.
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
Of the $59 million and $65 million deferred tax assets related to the net operating loss and tax credit carryforwards at December 31, 2025 and 2024, respectively, $40 million and $46 million, respectively, will expire between 2026 and 2045, if unused, and $19 million for both periods have no expiration.
A reconciliation of income tax expense at the U.S. Federal statutory tax rate to the income tax expense on income before income taxes was as follows, in millions:

	Year Ended December 31,
	2025		2024		2023
Income tax expense at U.S. Federal statutory tax rate	$238	21.0%	$244	21.0%	$260	21.0%
State and local tax effects, net of U.S. Federal tax benefit (A):
State and local taxes	32	2.8	26	2.2	29	2.3
Valuation allowance	(2)	(0.2)	(1)	(0.1)	(29)	(2.3)
Foreign tax effects:
Germany:
Municipal taxes	15	1.4	19	1.6	17	1.3
Other	5	0.4	—	—	(3)	(0.2)
Other foreign jurisdictions	6	0.5	8	0.7	10	0.8
Effect of cross-border tax laws	(1)	(0.1)	(4)	(0.3)	(4)	(0.3)
Tax credits	(7)	(0.6)	(8)	(0.7)	(8)	(0.6)
Nontaxable or nondeductible items:
Stock-based compensation	(2)	(0.2)	(10)	(0.9)	(6)	(0.5)
Nondeductible expense	3	0.3	9	0.8	6	0.5
Changes in unrecognized tax benefits	(10)	(0.9)	3	0.3	7	0.6
Other adjustments	—	—	1	0.1	(1)	(0.1)
Income tax expense	$277	24.4%	$287	24.7%	$278	22.5%

(A)The states that contribute to the majority (greater than 50%) of the tax effect in this category include California, New Jersey, Illinois, and New York for 2025; California, New York, New Jersey, Texas, and Michigan for 2024; and California, Florida, Maryland, Georgia, Oregon, and Tennessee for 2023.

MASCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
P. INCOME TAXES (Concluded)
Income taxes paid by jurisdiction, exceeding 5% of the total income taxes paid by year, were as follows, in millions:

	Year Ended December 31,
	2025	2024	2023
U.S. Federal	$110	$160	$194
State and local	27	26	36
Foreign:
Germany:
Corporate income tax	31	24	34
Schiltach municipal tax	15
Other	10	17	23
China	15
Other foreign jurisdictions	28	33	41
Total	$236	$260	$328
A reconciliation of the beginning and ending liability for uncertain tax positions is as follows, in millions:

	2025	2024
Balance at January 1	$85	$84
Current year tax positions:
Additions	14	14
Reductions	(4)	(1)
Prior year tax positions:
Additions	—	1
Reductions	(1)	—
Lapse of applicable statutes of limitation	(21)	(13)
Balance at December 31	$73	$85
Liability for interest and penalties	15	16
Balance at December 31, including interest and penalties	$88	$101
If recognized, $58 million and $67 million of the liability for uncertain tax positions at December 31, 2025 and 2024, respectively, net of any U.S. Federal tax benefit, would impact our effective tax rate.
Interest and penalties recognized in income tax expense were insignificant in years ended December 31, 2025, 2024 and 2023.
Of the $88 million and $101 million total liability for uncertain tax positions (including related interest and penalties) at December 31, 2025 and 2024, respectively, $84 million and $97 million are recorded in other liabilities, respectively, and $4 million in both periods is recorded as a net offset to other assets.
We file income tax returns in the U.S. Federal jurisdiction, and various local, state and foreign jurisdictions. We continue to participate in the Compliance Assurance Process ("CAP"). CAP is a real-time audit of the U.S. Federal income tax return that allows the Internal Revenue Service ("IRS"), working in conjunction with us, to determine tax return compliance with the U.S. Federal tax law prior to filing the return. This program provides us with greater certainty about our tax liability for a given year within months, rather than years, of filing our annual tax return and greatly reduces the need for recording a liability for U.S. Federal uncertain tax positions. The IRS has completed their examination of our consolidated U.S. Federal tax returns through 2024. With few exceptions, we are no longer subject to state or foreign income tax examinations on filed returns for years before 2021.

MASCO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Q. INCOME PER COMMON SHARE

Basic and diluted income per common share are computed by dividing net income attributable to common shareholders by the weighted average common shares outstanding in the period. Reconciliations of the numerators and denominators used in the computations of basic and diluted income per common share were as follows, in millions:

	Year Ended December 31,
	2025	2024	2023
Numerator (basic and diluted):
Net income	$810	$822	$908
Less: Allocation to unvested restricted stock awards	—	—	—
Net income attributable to common shareholders	$810	$822	$908

Denominator:
Basic common shares (based upon weighted average)	209	218	225
Add: Dilutive effect of stock options and other stock-based incentives	—	1	1
Diluted common shares	210	219	226
We follow accounting guidance regarding determining whether instruments granted in share-based payment transactions are participating securities. This accounting guidance clarifies that share-based payment awards that entitle their holders to receive non-forfeitable dividends prior to vesting should be considered participating securities. The dividends associated with the unvested restricted stock units are forfeitable, and consequently, the restricted stock units are not considered a participating security and are not accounted for under the two-class method. We have also granted restricted stock awards that contain non-forfeitable rights to dividends on unvested shares; such unvested restricted stock awards are considered participating securities. As participating securities, the unvested shares are required to be included in the calculation of our basic income per common share, using the two-class method. The two-class method of computing income per common share is an allocation method that calculates income per share for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings. For the year ended December 31, 2025, diluted income per common share was calculated using the treasury stock method. For the years ended December 31, 2024 and 2023, we allocated dividends and undistributed earnings to the participating securities under the two-class method.
The following stock options, restricted stock units and performance restricted stock units were excluded from the computation of weighted-average diluted common shares outstanding due to their anti-dilutive effect, in thousands:

	Year Ended December 31,
	2025	2024	2023
Number of stock options	375	176	871
Number of restricted stock units	—	—	5
Number of performance restricted stock units	41	47	—

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
Warranty.    Changes in our warranty liability were as follows, in millions:

	Year Ended December 31,
	2025	2024
Balance at January 1	$81	$83
Accruals for warranties issued during the year	35	38
Accruals related to pre-existing warranties	11	8
Settlements made (in cash or kind) during the year	(41)	(43)
Other, net (including currency translation and divestitures)	2	(4)
Balance at December 31	$88	$81
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
The Company's Principal Executive Officer and Principal Financial Officer have concluded, based on an evaluation of the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15 that, as of December 31, 2025, the Company's disclosure controls and procedures were effective.
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
c.Changes in Internal Control over Financial Reporting.
In connection with the evaluation of the Company's internal control over financial reporting that occurred during the quarter ended December 31, 2025, which is required under the Securities Exchange Act of 1934 by paragraph (d) of Exchange Rules 13a-15 or 15d-15 (as defined in paragraph (f) of Rule 13a-15), management determined that there was no change that materially affected or is reasonably likely to materially affect internal control over financial reporting.

Item 9B. Other Information.

Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements
During the three months ended December 31, 2025, none of our officers or directors adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement.

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
We maintain insider trading policies and procedures governing the purchase, sale, and/or other dispositions of our securities by our directors, officers, and employees that we believe are reasonably designed to promote compliance with insider trading laws, rules, and regulations, and the exchange listing standards applicable to us. In addition, it is our policy to comply with applicable securities and state laws, including insider trading laws, when engaging in transactions in our securities. A copy of our insider trading policy is incorporated by reference as Exhibit 19 to this annual report on Form 10-K.
Other information required by this Item will be contained in our definitive Proxy Statement for the 2026 Annual Meeting of Stockholders, to be filed before April 28, 2026, and such information is incorporated herein by reference.
Item 11. Executive Compensation.

Information required by this Item will be contained in our definitive Proxy Statement for the 2026 Annual Meeting of Stockholders, to be filed before April 28, 2026, and such information is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information
We grant equity under our 2024 Long Term Stock Incentive Plan (the "2024 Plan"). The following table sets forth information as of December 31, 2025 concerning the 2024 Plan, which was approved by our stockholders. We do not have any equity compensation plans that have not been approved by our stockholders.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity compensation plans approved by stockholders	1,099,264	$60.05	6,982,846
The remaining information required by this Item will be contained in our definitive Proxy Statement for our 2026 Annual Meeting of Stockholders, to be filed before April 28, 2026, and such information is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information required by this Item will be contained in our definitive Proxy Statement for the 2026 Annual Meeting of Stockholders, to be filed before April 28, 2026, and such information is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

Information required by this Item will be contained in our definitive Proxy Statement for the 2026 Annual Meeting of Stockholders, to be filed before April 28, 2026, and such information is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

a.    Listing of Documents.
(1)Financial Statements.    Our consolidated financial statements included in Item 8 hereof, as required at December 31, 2025 and 2024, and for the years ended December 31, 2025, 2024 and 2023, consist of the following:
(2)Financial Statement Schedule.
a. Our Financial Statement Schedule appended hereto, as required for the years ended December 31, 2025, 2024 and 2023, consists of the following:

II. Valuation and Qualifying Accounts	79
(3)Exhibits.

Exhibit No.		Incorporated By Reference			Filed Herewith
	Exhibit Description	Form	Exhibit	Filing Date
3.a	Restated Certificate of Incorporation of Masco Corporation.	2015 10-K	3.i	02/12/2016
3.a i	Certificate of Amendment of Restated Certificate of Incorporation of Masco Corporation				X
3.b	Bylaws of Masco Corporation, as Amended and Restated on May 9, 2025.	8-K	3.ii	05/15/2025
4.a	Indenture dated as of December 1, 1982 between Masco Corporation and The Bank of New York Mellon Trust Company, N.A., as successor trustee under agreement originally with Morgan Guaranty Trust Company of New York, as Trustee, and Supplemental Indenture thereto dated as of July 26, 1994; and Directors' resolutions establishing Masco Corporation's:	2016 10-K	4.a	02/09/2017
4.a i	7-3/4% Debentures Due August 1, 2029.	2014 10-K	4.a.i(ii)	02/13/2015
4.b	Indenture dated as of February 12, 2001 between Masco Corporation and The Bank of New York Mellon Trust Company, N.A., as successor trustee under agreement originally with Bank One Trust Company, National Association, as Trustee, and Supplemental Indenture thereto dated as of November 30, 2006; and Directors' Resolutions establishing Masco Corporation's:	2016 10-K	4.b	02/09/2017
4.b i	6-1/2% Notes Due August 15, 2032;	2017 10-K	4.b.i	02/08/2018
4.b ii	3.500% Notes Due November 15, 2027; and	8-K	4.1	06/15/2017
4.b iii	4.500% Notes Due May 15, 2047.	8-K	4.2	06/15/2017

Exhibit No.		Incorporated By Reference			Filed Herewith
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith
4.b iv	Second Supplemental Indenture, dated as of September 18, 2020, between Masco Corporation and The Bank of New York Mellon Trust Company, N.A., as successor trustee.	8-K	4.3	09/18/2020
4.b v	4.500% Notes Due May 15, 2047	8-K	4.2	09/18/2020
4.b vi	2.000% Notes Due October 1, 2030	8-K	4.1	09/18/2020
4.b vii	1.500% Notes Due February 15, 2028	8-K	4.1	03/04/2021
4.b viii	2.000% Notes Due February 15, 2031	8-K	4.2	03/04/2021
4.b ix	3.125% Notes Due February 15, 2051	8-K	4.3	03/04/2021
Note 2:	Other instruments, notes or extracts from agreements defining the rights of holders of long-term debt of Masco Corporation or its subsidiaries have not been filed since (i) in each case the total amount of long-term debt permitted thereunder does not exceed 10 percent of Masco Corporation's consolidated assets, and (ii) such instruments, notes and extracts will be furnished by Masco Corporation to the Securities and Exchange Commission upon request.
4.c	Description of securities.				X
10.a	Credit Agreement dated as of April 26, 2022 by and among Masco Corporation and Masco Europe S.à r.l. as borrowers, the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Citibank, N.A. and PNC Bank, National Association, as Co-Syndication Agents, and Deutsche Bank Securities, Inc., Royal Bank of Canada, Truist Bank, Bank of America, N.A., Fifth Third Bank and Wells Fargo Bank, National Association, as Co-Documentation Agents.	10-Q	10a	04/27/2022
Note 3:	Exhibits 10.b through 10.q constitute the management contracts and executive compensatory plans or arrangements in which certain of the directors and executive officers of the Company participate.
10.b	Masco Corporation 2014 Long Term Stock Incentive Plan (Amended and Restated May 9, 2016):	10-Q	10.a	07/26/2016
10.b i	Form of Restricted Stock Unit Award Agreements	2021 10-K	10.c.iv	02/08/2022
Form of Stock Option Grant Agreements:
10.b ii	for grants prior to July 1, 2018	8-K	10.d	05/06/2014
10.b iii	for grants between July 1, 2018 and December 17, 2019	2018 10-K	10.c.iv	02/07/2019
10.b iv	for grants between December 17, 2019 and February 3, 2022	2019 10-K	10.c.vi	02/11/2020
10.b v	for grants on or after February 3, 2022	2021 10-K	10.c.viii	02/08/2022
10.b vi
Long Term Incentive Program under Masco Corporation's 2014 Long Term Stock Incentive Plan (Amended and Restated February 3, 2022) and form of Performance Restricted Stock Unit Award Agreement thereunder.
		2021 10-K	10.c.xi	02/08/2022
10.b vii	Non-Employee Directors Equity Program under Masco Corporation's 2014 Long Term Stock Incentive Plan (Amended and Restated February 7, 2020).	2019 10-K	10.c.xiii	02/11/2020
10.b viii	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors	2021 10-K	10.c.xvii	02/08/2022

Exhibit No.		Incorporated By Reference			Filed Herewith
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith
10.c	Masco Corporation 2024 Long Term Stock Incentive Plan	2024 10-K	10.c	02/11/2025
Terms and Conditions of Awards Granted Under the Masco Corporation 2024 Long Term Stock Incentive Plan:
10.c i	for grants between December 17, 2024 and February 5, 2026	2024 10-K	10.c i	02/11/2025
10.c ii	for grants on or after February 6, 2026				X
10.c iii
Long Term Stock Incentive Program under Masco Corporation's 2024 Long Term Stock Incentive Plan and form of Performance Restricted Stock Unit Award Agreement thereunder (for grants prior to February 6, 2026).
		2024 10-K	10.c ii	02/11/2025
10.c iv
Long Term Stock Incentive Program under Masco Corporation's 2024 Long Term Stock Incentive Plan (Amended and Restated February 6, 2026) and form of Performance Restricted Stock Unit Award Agreement thereunder (for grants on or after February 6, 2026).
X
10.c v	Non-Employee Directors Equity Program under Masco Corporation's 2024 Long Term Stock Incentive Plan	10-Q	10.a	07/25/2024
10.c vi	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors (for grants prior to May 9, 2025)	10-Q	10.b	07/25/2024
10.c vii	Non-Employee Directors Compensation Program under Masco Corporation's 2024 Long Term Stock Incentive Plan				X
10.c viii	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors (for grants on or after May 9, 2025)				X
10.d	Form of Masco Corporation Supplemental Executive Retirement and Disability Plan and amendments thereto (includes amendment freezing benefit accruals) for John G. Sznewajs.	2015 10-K	10.d.i(ii)	02/12/2016
10.e	Other compensatory arrangements for executive officers.	2016 10-K	10.f	02/09/2017
10.f	Compensation of Non-Employee Directors.	2024 10-K	10.f	02/11/2025
10.g	Masco Corporation Retirement Benefit Restoration Plan effective January 1, 1995 (as amended and restated December 22, 2010), and amendments thereto effective February 6, 2012 and January 1, 2014.	2016 10-K	10.i	02/09/2017
10.h	Employment Offer Letter dated May 3, 2021 between Richard Marshall and Masco Corporation	10-Q	10	07/29/2021
10.i	Employment Offer Letter dated August 28, 2023 between Richard Westenberg and Masco Corporation	10-Q	10.a	10/26/2023
10.j	Employment Offer Letter dated March 3, 2025 between Jonathon J. Nudi and Masco Corporation	10-Q	10.a	4/23/2025

Exhibit No.		Incorporated By Reference			Filed Herewith
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith
10.k	Retention Agreement dated March 5, 2025 between Jai Shah and Masco Corporation	10-Q	10.b	4/23/2025
10.l	Aircraft Time Sharing Agreement dated July 25, 2025 between Jonathon J. Nudi and Masco Corporation.	10-Q	10.b	7/31/2025
10.m	Employment Offer Letter dated November 28, 2025 between Jen Stone and Masco Corporation				X
10.n	Amended and Restated Severance and Release Agreement dated December 21, 2023 between Masco Corporation and John G. Sznewajs	2023 10-K	10.k	02/08/2024
10.o	Amended and Restated Severance and Release Agreement dated December 30, 2023 between Masco Corporation and Richard A. O'Reagan	2023 10-K	10.l	02/08/2024
10.p	Severance and Release Agreement dated July 8, 2025 between Masco Corporation and Keith J. Allman	10-Q	10.a	7/31/2025
10.q	Severance and Release Agreement effective January 12, 2026 between Masco Corporation and Imran Ahmad				X
19	Insider Trading Policies and Procedures	2024 10-K	19	02/11/2025
21	List of Subsidiaries.				X
23	Consent of Independent Registered Public Accounting Firm relating to Masco Corporation's Consolidated Financial Statements and Financial Statement Schedule.				X
31.a	Certification by Chief Executive Officer required by Rule 13a-14(a)/15d-14(a).				X
31.b	Certification by Chief Financial Officer required by Rule 13a-14(a)/15d-14(a).				X
32	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.				X
97	Policy Relating to Recovery of Erroneously Awarded Compensation	2023 10-K	97	02/08/2024
101
The following financial information from Masco Corporation's Annual Report on Form 10-K for the year ended December 31, 2025, formatted in Inline XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Shareholders' Equity, and (vi) Notes to Consolidated Financial Statements.
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
February 10, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Principal Executive Officer:
/s/ Jonathon J. Nudi	President and Chief Executive Officer and Director
Jonathon J. Nudi
Principal Financial Officer:
/s/ Richard J. Westenberg	Vice President, Chief Financial Officer and Treasurer
Richard J. Westenberg
Principal Accounting Officer:
/s/ Heath M. Eisman	Vice President, Controller and Chief Accounting Officer
Heath M. Eisman
/s/ Lisa A. Payne	Chair of the Board
Lisa A. Payne
/s/ Mark R. Alexander	Director
Mark R. Alexander
/s/ Gary A. Coombe	Director
Gary A. Coombe
/s/ Aine L. Denari	Director
Aine L. Denari
/s/ Marie A. Ffolkes	Director
Marie A. Ffolkes
/s/ Christopher A. O'Herlihy	Director
Christopher A. O'Herlihy
/s/ John C. Plant	Director
John C. Plant
/s/ Sandeep Reddy	Director
Sandeep Reddy
/s/ Charles K. Stevens, III	Director
Charles K. Stevens, III
February 10, 2026

MASCO CORPORATION

SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2025, 2024 and 2023

	(In Millions)
Column A	Column B	Column C			Column D		Column E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts		Deductions		Balance at End of Period
Allowances for credit losses deducted from accounts receivable in the balance sheet:
2025	$10	$5	$—		$(4)	(a)	$12
2024	$11	$4	$—		$(5)	(a)	$10
2023	$8	$7	$—		$(5)	(a)	$11
Valuation allowance on deferred tax assets:
2025	$27	$—	$—		$—		$27
2024	$33	$—	$—		$(6)	(b)	$27
2023	$15	$2	$53	(c)(d)	$(37)	(e)	$33
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