Form 10-Q
period 2026-03-31
MASCO CORP /DE/
filed 2026-04-22
CIK 62996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
    ☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
or
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at March 31, 2026
Common stock, par value $1.00 per share	201,734,437

MASCO CORPORATION

INDEX

MASCO CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

March 31, 2026 and December 31, 2025
(In Millions, Except Share Data)

	March 31, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash investments	$388	$647
Receivables	1,320	1,028
Inventories	1,068	1,046
Prepaid expenses and other	119	119
Total current assets	2,895	2,840
Property and equipment, net	1,183	1,195
Goodwill	618	623
Other intangible assets, net	198	205
Operating lease right-of-use assets	238	233
Other assets	100	105
Total assets	$5,233	$5,201

LIABILITIES
Current liabilities:
Accounts payable	$894	$810
Notes payable	129	2
Accrued liabilities	630	761
Total current liabilities	1,653	1,573
Long-term debt	2,945	2,945
Noncurrent operating lease liabilities	228	221
Other liabilities	380	387
Total liabilities	$5,205	$5,125

Commitments and contingencies (Note J)

EQUITY
Masco Corporation's shareholders' equity:
Common shares, par value $1 per share Authorized shares: 1,400,000,000; Issued and outstanding: 2026 – 201,700,000; 2025 – 204,300,000	202	204
Preferred shares authorized: 1,000,000; Issued and outstanding: 2026 and 2025 – None	—	—
Paid-in capital	—	—
Retained deficit	(722)	(688)
Accumulated other comprehensive income	278	298
Total Masco Corporation's shareholders' deficit	(242)	(185)
Noncontrolling interest	269	261
Total equity	27	76
Total liabilities and equity	$5,233	$5,201
See notes to condensed consolidated financial statements.
Amounts may not add due to rounding.

MASCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
For the Three Months Ended March 31, 2026 and 2025
(In Millions, Except Per Common Share Data)

	Three Months Ended March 31,
	2026	2025
Net sales	$1,918	$1,801
Cost of sales	1,232	1,157
Gross profit	686	644
Selling, general and administrative expenses	369	358
Operating profit	316	286
Other income (expense), net:
Interest expense	(26)	(26)
Other, net	1	(7)
	(25)	(32)
Income before income taxes	291	254
Income tax expense	63	56
Net income	228	198
Less: Net income attributable to noncontrolling interest	15	12
Net income attributable to Masco Corporation	$213	$186

Income per common share attributable to Masco Corporation:
Basic:
Net income	$1.05	$0.87
Diluted:
Net income	$1.05	$0.87

See notes to condensed consolidated financial statements.
Amounts may not add due to rounding.

MASCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
For the Three Months Ended March 31, 2026 and 2025
(In Millions)

	Three Months Ended March 31,
	2026	2025
Net income	$228	$198
Less: Net income attributable to noncontrolling interest	15	12
Net income attributable to Masco Corporation	$213	$186
Other comprehensive (loss) income, net of tax:
Currency translation adjustment	$(27)	$35
Other comprehensive (loss) income, net of tax	(27)	35
Less: Other comprehensive (loss) income attributable to noncontrolling interest	(7)	9
Other comprehensive (loss) income attributable to Masco Corporation	$(21)	$27
Total comprehensive income	$201	$234
Less: Total comprehensive income attributable to noncontrolling interest	8	21
Total comprehensive income attributable to Masco Corporation	$193	$212

See notes to condensed consolidated financial statements.
Amounts may not add due to rounding.

MASCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
For the Three Months Ended March 31, 2026 and 2025
(In Millions)

	Three Months Ended March 31,
	2026	2025
CASH FLOWS FROM (FOR) OPERATING ACTIVITIES:
Cash provided by operations	$289	$262
Increase in receivables	(308)	(225)
Increase in inventories	(29)	(102)
Decrease in accounts payable and accrued liabilities, net	(31)	(92)
Net cash for operating activities	(79)	(158)

CASH FLOWS FROM (FOR) FINANCING ACTIVITIES:
Purchase of common stock	(202)	(130)
Cash dividends paid	(65)	(66)
Proceeds from revolving credit borrowings, net	127	131
Proceeds from the exercise of stock options	18	2
Employee withholding taxes paid on stock-based compensation	(12)	(8)
Debt financing costs	(2)	—
Net cash for financing activities	(137)	(72)

CASH FLOWS FROM (FOR) INVESTING ACTIVITIES:
Capital expenditures	(34)	(32)
Other, net	(2)	—
Net cash for investing activities	(36)	(33)

Effect of exchange rate changes on cash and cash investments	(7)	6

CASH AND CASH INVESTMENTS:
Decrease for the period	(259)	(257)
At January 1	647	634
At March 31	$388	$377

See notes to condensed consolidated financial statements.
Amounts may not add due to rounding.

MASCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)
For the Three Months Ended March 31, 2026 and 2025
(In Millions, Except Per Common Share Data)

	Total	Common Shares ($1 par value)	Paid-In Capital	Retained (Deficit) Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest
Balance, January 1, 2025	$(53)	$212	$—	$(693)	$201	$227
Total comprehensive income	234	—	—	186	27	21
Shares issued	2	—	1	—	—	—
Shares retired:
Repurchased	(131)	(2)	(18)	(111)	—	—
Surrendered (non-cash)	(8)	—	—	(8)	—	—
Cash dividends declared	(66)	—	—	(66)	—	—
Stock-based compensation	17	—	17	—	—	—
Balance, March 31, 2025	$(6)	$211	$—	$(693)	$228	$248

Balance, January 1, 2026	$76	$204	$—	$(688)	$298	$261
Total comprehensive income (loss)	201	—	—	213	(21)	8
Shares issued	15	1	14	—	—	—
Shares retired:
Repurchased	(203)	(3)	(28)	(173)	—	—
Surrendered (non-cash)	(10)	—	—	(10)	—	—
Cash dividends declared	(65)	—	—	(65)	—	—
Stock-based compensation	13	—	13	—	—	—
Balance, March 31, 2026	$27	$202	$—	$(722)	$278	$269

See notes to condensed consolidated financial statements.
Amounts may not add due to rounding.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

A. ACCOUNTING POLICIES

In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments, of a normal recurring nature, necessary to fairly state our financial position at March 31, 2026, and our results of operations, comprehensive income (loss), cash flows and changes in shareholders' equity for the three months ended March 31, 2026 and 2025. The condensed consolidated balance sheet at December 31, 2025 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted ("GAAP") in the United States of America. Within the financial statements and tables presented, certain columns and rows may not add due to the use of rounded numbers for disclosure purposes.
In the first quarter of 2026, we began the implementation of an internal reorganization to further streamline our business and optimize operations resulting in the integration of our Liberty Hardware (“Liberty”) business, a distributor of cabinet and other hardware and shower doors, into our Delta Faucet business. Prior to this reorganization Liberty had historically been included in our Decorative Architectural Products segment. As a result of the integration, all segment information herein, including comparable prior periods, include Liberty in our Plumbing Products segment rather than our Decorative Architectural Products segment.
Recently Adopted Accounting Pronouncements. In July 2025, the Financial Accounting Standards Board ("FASB") issued ASU 2025-05, "Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets," which provides a practical expedient that allows entities to assume the current conditions as of the balance sheet date do not change for the remaining life of the asset when estimating expected credit losses for current accounts receivable and current contract assets. We adopted this standard on a prospective basis for interim and annual periods beginning January 1, 2026. The adoption of this guidance did not have a material impact on our financial position and results of operations.
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

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
B. REVENUE

Our revenues are derived from sales to customers in the following geographic areas: North America and International, which are particularly in Europe. Net sales from these geographic areas, by segment, were as follows, in millions:

	Three Months Ended March 31, 2026
	Plumbing Products	Decorative Architectural Products	Total
Primary geographic areas:
North America	$939	$554	$1,493
International	425	—	425
Total	$1,364	$554	$1,918

	Three Months Ended March 31, 2025
	Plumbing Products	Decorative Architectural Products	Total
Primary geographic areas:
North America	$856	$556	$1,412
International	389	—	389
Total	$1,246	$556	$1,801
We recognized $9 million of revenue for the three months ended March 31, 2026 and reversed $1 million of revenue for the three months ended March 31, 2025 related to performance obligations settled in previous years.
Our contract asset balance was $2 million at both March 31, 2026 and December 31, 2025. Our contract liability balance was $19 million and $57 million at March 31, 2026 and December 31, 2025, respectively.
Changes in the allowance for credit losses deducted from accounts receivable were as follows, in millions:

	Three Months Ended March 31, 2026	Twelve Months Ended December 31, 2025
Balance at January 1	$12	$10
Provision for expected credit losses during the period	1	5
Write-offs charged against the allowance	—	(7)
Recoveries of amounts previously written off	—	4
Balance at end of period	$13	$12

C. INVENTORIES

The components of inventory were as follows, in millions:

	At March 31, 2026	At December 31, 2025
Finished goods	$639	$620
Raw materials	324	322
Work in process	106	104
Total	$1,068	$1,046

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
D. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill at March 31, 2026, by segment, was as follows, in millions:

	Gross Goodwill At March 31, 2026	Accumulated Impairment Losses	Net Goodwill At March 31, 2026
Plumbing Products	$771	$(376)	$395
Decorative Architectural Products	223	—	223
Total	$994	$(376)	$618
The changes in the carrying amount of goodwill for the three months ended March 31, 2026, by segment, were as follows, in millions:

	Gross Goodwill At December 31, 2025	Accumulated Impairment Losses	Net Goodwill At December 31, 2025	Foreign Currency Translation	Net Goodwill At March 31, 2026
Plumbing Products	$776	$(376)	$400	$(5)	$395
Decorative Architectural Products	223	—	223	—	223
Total	$999	$(376)	$623	$(5)	$618

The carrying value of our other indefinite-lived intangible assets was $76 million and $77 million at March 31, 2026 and December 31, 2025, respectively, and principally included registered trademarks. The carrying value of our definite-lived intangible assets was $122 million (net of accumulated amortization of $92 million) at March 31, 2026 and $128 million (net of accumulated amortization of $92 million) at December 31, 2025, and principally included customer relationships.

E. SUPPLIER FINANCE PROGRAM

We facilitate a voluntary supply chain finance program (the "program") to provide certain of our suppliers with the opportunity to sell receivables due from us to participating financial institutions at the sole discretion of both the suppliers and the financial institutions. The amounts confirmed as valid under the program were $35 million and $26 million at March 31, 2026 and December 31, 2025, respectively. Of the amounts confirmed as valid under the program, the amounts owed to participating financial institutions were $19 million and $17 million at March 31, 2026 and December 31, 2025, respectively.

F. DEBT

On March 20, 2026, we entered into a revolving credit agreement (the “2026 Credit Agreement”) with an aggregate commitment of $1.0 billion and a maturity date of March 20, 2031. At our request (which may not be exercised more than two times), the maturity may be extended for an additional one-year period, in each case subject to customary terms and conditions, including the consent of lenders holding at least a majority of the commitments and outstanding credit exposure under the 2026 Credit Agreement at the time. In addition, we may, at our option, request an increase in the aggregate commitment under the 2026 Credit Agreement of up to $500 million, subject to customary terms and conditions. Upon entry into the 2026 Credit Agreement, our credit agreement dated April 26, 2022, with an aggregate commitment of $1.0 billion, was terminated.
The 2026 Credit Agreement provides for an unsecured revolving credit facility available to us and one of our foreign subsidiaries in U.S. dollars, European euros, British pounds sterling, Canadian dollars and certain other currencies for revolving credit loans, swingline loans and letters of credit. Borrowings under the revolving credit loans denominated in any agreed upon currency other than U.S. dollars are limited to the equivalent of $500 million. We can also borrow swingline loans up to $120 million and obtain letters of credit of up to $25 million. Outstanding letters of credit under the 2026 Credit Agreement reduce our borrowing capacity and we had no outstanding letters of credit under the 2026 Credit Agreement at March 31, 2026.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
F. DEBT (Concluded)
Revolving credit loans denominated in U.S. dollars bear interest under the 2026 Credit Agreement, at our option, at a rate per annum equal to (A) a U.S. dollar base rate or (B) the adjusted term SOFR rate, in each case, plus an applicable margin based upon our then-applicable corporate credit ratings. Foreign currency revolving credit loans bear interest at a rate per annum equal to the applicable floating reference rate for loans denominated in the relevant foreign currency plus an applicable margin based upon our then-applicable corporate credit ratings. The various benchmarks are subject to applicable floors.
The 2026 Credit Agreement contains financial covenants requiring us to maintain (A) a net leverage ratio, as adjusted for certain items, not exceeding 4.0 to 1.0, and (B) an interest coverage ratio, as adjusted for certain items, not less than 2.5 to 1.0.
In order for us to borrow under the 2026 Credit Agreement, there must not be any default in our covenants in the 2026 Credit Agreement (i.e., in addition to the two financial covenants described above, principally limitations on subsidiary debt, negative pledge restrictions, and requirements relating to legal compliance, maintenance of our properties and insurance) and our representations and warranties in the 2026 Credit Agreement must be true in all material respects on the date of borrowing (i.e., principally no material adverse change or litigation likely to result in a material adverse change, since December 31, 2025, no material ERISA or environmental non-compliance, and no material tax deficiency). We were in compliance with all covenants and $127 million was borrowed and outstanding at a weighted average interest rate of 4.690% at March 31, 2026.
On April 21, 2026, we entered into a two year, up to $500 million senior unsecured delayed draw term loan due April 21, 2028 with a syndicate of lenders. The senior unsecured term loan and commitments thereunder are subject to prepayment at our option and the loans will bear interest, at our option, at a rate per annum equal to (A) a U.S. dollar base rate, (B) the adjusted term SOFR rate, or (C) the adjusted daily simple SOFR rate, in each case, plus an applicable margin based upon our then-applicable corporate credit ratings. The various benchmarks are subject to applicable floors. The covenants are substantially the same as those in the 2026 Credit Agreement.
Fair Value of Debt. The fair value of our short-term and long-term fixed-rate debt instruments is based principally upon modeled market prices for the same or similar issues, which are Level 1 inputs. The aggregate estimated market value of our short-term and long-term debt at March 31, 2026 was approximately $2.8 billion, compared with the aggregate carrying value of $3.1 billion. The aggregate estimated market value of our short-term and long-term debt at December 31, 2025 was approximately $2.7 billion, compared with the aggregate carrying value of $3.0 billion.

G. SEGMENT INFORMATION

Our reportable segments are as follows:
Plumbing Products – principally includes faucets, plumbing system components and valves, showerheads and handheld showers, bath hardware and accessories, bathing units, tubs and shower bases, enclosures and doors, shower drains, steam shower systems, water filtration systems, sinks, kitchen accessories, cabinet and other hardware, spas, exercise pools, aquatic fitness systems, and saunas.
Decorative Architectural Products – principally includes paints and other coating products, paint applications and accessories.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
G. SEGMENT INFORMATION (Continued)
Information by segment was as follows, in millions:

	Three Months Ended March 31, 2026
	Plumbing Products	Decorative Architectural Products	Total
Net sales (A)	$1,364	$554	$1,918
Operating expenses (B)	1,107	443
Corporate expenses (C)	13	6
Segment operating profit	$243	$104	$348
General corporate expense, net (C)			(31)
Operating profit			316
Other income (expense), net			(25)
Income before income taxes			$291

	Three Months Ended March 31, 2025
	Plumbing Products	Decorative Architectural Products	Total
Net sales (A)	$1,246	$556	$1,801
Operating expenses (B)	1,010	461
Corporate expenses (C)	11	6
Segment operating profit	$225	$88	$313
General corporate expense, net (C)			(27)
Operating profit			286
Other income (expense), net			(32)
Income before income taxes			$254

(A)Intra-company sales between segments were not material and have been excluded from net sales.
(B)Operating expenses included cost of sales and selling, general and administrative expenses.
(C)Corporate expenses included specific corporate overhead allocated to each segment. General corporate expense, net included those expenses not specifically attributable to our segments.

	Property Additions		Depreciation and Amortization
	Three Months Ended March 31,		Three Months Ended March 31,
	2026	2025	2026	2025
Plumbing Products	$23	$27	$29	$26
Decorative Architectural Products	10	5	7	7
Corporate	1	—	2	2
Total	$34	$32	$38	$35

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
G. SEGMENT INFORMATION (Concluded)

	Assets
	At March 31, 2026	At December 31, 2025
Plumbing Products	$3,662	$3,489
Decorative Architectural Products	1,369	1,248
Corporate	202	463
Total	$5,233	$5,201

H. INCOME TAXES

Our effective tax rate was 21.6 percent and 22.0 percent for the three months ended March 31, 2026 and 2025, respectively.

I. INCOME PER COMMON SHARE

The reconciliations of the denominators used in the computations of basic and diluted income per common share were as follows, in millions:

	Three Months Ended March 31,
	2026	2025
Basic common shares (based upon weighted average)	204	212
Add: Dilutive effect of stock options and other stock-based incentives	—	—
Diluted common shares	204	213
The following stock options, restricted stock units and performance restricted stock units were excluded from the computation of weighted-average diluted common shares outstanding due to their anti-dilutive effect, in thousands:

	Three Months Ended March 31,
	2026	2025
Number of stock options	441	159
Number of restricted stock units	252	82
Number of performance restricted stock units	41	47
Effective February 10, 2026, our Board of Directors authorized the repurchase, for retirement, of up to $2.0 billion of shares of our common stock, exclusive of excise tax, in open-market transactions or otherwise, replacing the previous Board of Directors authorization established in 2022. During the three months ended March 31, 2026, we repurchased and retired approximately 3.1 million shares of our common stock (including 0.3 million shares to offset the dilutive impact of restricted stock units granted in the three months ended March 31, 2026) for approximately $203 million, inclusive of excise tax of $2 million. At March 31, 2026, we had approximately $1.9 billion remaining under the 2026 authorization.
We have declared and paid cash dividends per common share of $0.32 and $0.31 for the three months ended March 31, 2026 and 2025, respectively.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Concluded)
J. OTHER COMMITMENTS AND CONTINGENCIES

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
Warranty.    Changes in our warranty liability were as follows, in millions:

	Three Months Ended March 31, 2026	Twelve Months Ended December 31, 2025
Balance at January 1	$88	$81
Accruals for warranties issued during the period	9	35
Accruals related to pre-existing warranties	5	11
Settlements made (in cash or kind) during the period	(10)	(41)
Other, net (including currency translation)	—	2
Balance at end of period	$92	$88

MASCO CORPORATION
Item 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Due to a dynamic geopolitical and macroeconomic environment, we are experiencing, and may continue to experience, lower market demand for our products. We have been experiencing, and may continue to experience, elevated commodity and other input costs, as well as employee-related cost inflation. Additionally, we have been experiencing, and may continue to experience, significantly higher costs to us, principally in our Plumbing Products segment, due to tariffs, particularly those related to China. We seek to mitigate the impact of higher tariffs and other costs over time with pricing, cost savings initiatives, sourcing changes, and other activities. Consumer demand for our products, however, could further diminish if consumer confidence erodes and the price of our products and other consumer goods increases. We are monitoring developments following the recent Supreme Court ruling related to tariffs imposed under the International Emergency Economic Powers Act, which may create the potential for previously paid tariffs to be refunded by the U.S. government; however, the ability to recover, and the timing and amount of any potential refunds are uncertain, and at this time we cannot reasonably estimate the financial impact to us, if any. As of March 31, 2026, we have not recognized any amounts associated with potential refunds related to these tariffs.
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
From time to time, we take actions to drive efficiency in our business through the strategic rationalization of our businesses, including business consolidations, plant closures, headcount reductions and other cost savings initiatives. In the fourth quarter of 2025, we began implementing various restructuring actions to further streamline our business, reduce headcount, and optimize operations. In connection with these actions, we incurred approximately $8 million in charges in the first quarter of 2026 and we expect to incur approximately $50 million in charges during the full year of 2026. Additionally, in the first quarter of 2026, we began the implementation of an internal reorganization resulting in the integration of our Liberty Hardware (“Liberty”) business, a distributor of cabinet and other hardware and shower doors, into our Delta Faucet business. As a result of the integration, all segment information herein, including comparable prior periods, include Liberty in our Plumbing Products segment rather than our Decorative Architectural Products segment.
FIRST QUARTER 2026 VERSUS FIRST QUARTER 2025

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
The following discussion of consolidated results of operations refers to the three months ended March 31, 2026 compared to the same period of 2025.

NET SALES

Below is a summary of our net sales, in millions, for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025	Change
Net sales, as reported	$1,918	$1,801	6%
Currency translation	(42)	—
Net sales, excluding the effect of currency translation	$1,876	$1,801	4%
Our net sales for the three months ended March 31, 2026 were $1,918 million, which increased six percent compared to the three months ended March 31, 2025. Excluding the effect of currency translation, net sales increased four percent, primarily due to higher net selling prices across the entire company, which increased sales by five percent, partially offset by lower sales volume of paints and other coating products, which decreased sales by one percent.
RESULTS OF OPERATIONS

Below is a summary of our results of operations for the three months ended March 31, 2026 and 2025:

Three Months Ended March 31,
2026	2025	Favorable / (Unfavorable)
Net sales	$1,918	$1,801	6%
Cost of sales	(1,232)	(1,157)	(6)%
Gross profit	$686	$644	7%
Gross margin	35.8%	35.8%	—	bps

Selling, general and administrative expenses	$(369)	$(358)	(3)%
Selling, general and administrative expenses as a percent of net sales	(19.2)%	(19.9)%	70 bps

Operating profit	$316	$286	10%
Operating profit margin	16.5%	15.9%	60 bps
Our gross profit for the three months ended March 31, 2026 was $686 million, an increase of seven percent, and was positively impacted by 14 percent due to higher net selling prices across the entire company, as well as cost savings initiatives, partially offset by higher commodity and tariff costs and an increase in other expenses.
Our selling, general and administrative expenses for the three months ended March 31, 2026 were $369 million, an increase of three percent, and were negatively impacted by three percent due to unfavorable foreign currency translation, partially offset by one percent due to lower employee-related costs.

Our operating profit for the three months ended March 31, 2026 was $316 million, an increase of 10 percent, and was positively impacted by increased gross profit, partially offset by higher selling, general and administrative expenses.

OTHER INCOME (EXPENSE), NET

Below is a summary of our other income (expense), net, in millions, for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025	Favorable / (Unfavorable)
Interest expense	$(26)	$(26)	—%
Other, net	1	(7)	N/A
Other income (expense), net	$(25)	$(32)	22%

INCOME TAXES

Below is a summary of our income tax expense, in millions, and our effective tax rate for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025	Favorable / (Unfavorable)
Income tax expense	$(63)	$(56)	(13)%
Effective tax rate	(21.6)%	(22.0)%	40 bps

NET INCOME AND INCOME PER COMMON SHARE - ATTRIBUTABLE TO MASCO CORPORATION

Below is a summary of our net income, in millions, and diluted income per common share for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025	Favorable / (Unfavorable)
Net income	$213	$186	15%
Diluted income per common share	$1.05	$0.87	21%

Business Segment Results

The following tables set forth our net sales and operating profit information by business segment, dollars in millions.

	Three Months Ended March 31,		Percent Change
	2026	2025	2026 vs. 2025
Net Sales:
Plumbing Products	$1,364	$1,246	9%
Decorative Architectural Products	554	556	—%
Total	$1,918	$1,801	6%

	Three Months Ended March 31,		Percent Change
	2026	2025	2026 vs. 2025
Operating Profit:
Plumbing Products	$243	$225	8%
Decorative Architectural Products	104	88	18%
Total	$348	$313	11%
General corporate expense, net	(31)	(27)	15%
Total operating profit	$316	$286	10%
The following discussion of business segment results refers to the three months ended March 31, 2026 compared to the same period of 2025. Changes in operating profit in the following business segment results discussion exclude general corporate expense, net.

BUSINESS SEGMENT RESULTS DISCUSSION

Plumbing Products
Sales
Net sales in the Plumbing Products segment increased nine percent for the three months ended March 31, 2026. In local currencies (including sales in currencies outside their respective functional currencies), net sales increased seven percent, primarily due to higher net selling prices which increased sales by six percent.
Operating Results
Operating profit in the Plumbing Products segment for the three months ended March 31, 2026 was positively impacted by higher net selling prices and cost savings initiatives, partially offset by higher commodity and tariff costs and an increase in other expenses.
Decorative Architectural Products
Sales
Net sales in the Decorative Architectural Products segment for the three months ended March 31, 2026, were consistent with the comparative prior period primarily due to lower sales volume, mostly offset by higher net selling prices.
Operating Results
Operating profit in the Decorative Architectural Products segment for the three months ended March 31, 2026 was positively impacted by higher net selling prices and cost savings initiatives, partially offset by higher commodity costs.

Liquidity and Capital Resources

Overview of Capital Structure
We had cash and cash investments of approximately $388 million and $647 million at March 31, 2026 and December 31, 2025, respectively. Our cash and cash investments consist of overnight interest bearing money market demand accounts, time deposit accounts, and money market mutual funds containing government securities and treasury obligations. While we attempt to diversify these investments in a prudent manner to minimize risk, it is possible that future changes in the financial markets could affect the security or availability of these investments. Of the cash and cash investments we held at March 31, 2026 and December 31, 2025, $313 million and $306 million, respectively, was held in our foreign subsidiaries. If these funds were needed for our operations in the U.S., their repatriation into the U.S. would not result in significant additional U.S. income tax or foreign withholding tax, as we have recorded such taxes on substantially all undistributed foreign earnings, except for those that are legally restricted.
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
Credit Agreement
On March 20, 2026, we entered into a revolving credit agreement (the “2026 Credit Agreement”) with an aggregate commitment of $1.0 billion and a maturity date of March 20, 2031. At our request (which may not be exercised more than two times), the maturity may be extended for an additional one-year period, in each case subject to customary terms and conditions, including the consent of lenders holding at least a majority of the commitments and outstanding credit exposure under the 2026 Credit Agreement at the time. Upon entry into the 2026 Credit Agreement, our credit agreement dated April 26, 2022, with an aggregate commitment of $1.0 billion, was terminated.
Under the 2026 Credit Agreement, we may, at our option, request an increase in the aggregate commitment under the 2026 Credit Agreement of up to $500 million, subject to customary terms and conditions. See Note F to the condensed consolidated financial statements for additional information.
The 2026 Credit Agreement contains financial covenants requiring us to maintain (A) a net leverage ratio, as adjusted for certain items, not exceeding 4.0 to 1.0, and (B) an interest coverage ratio, as adjusted for certain items, not less than 2.5 to 1.0. We were in compliance with all covenants and $127 million was borrowed and outstanding at a weighted average interest rate of 4.690% at March 31, 2026.
Term Loan
On April 21, 2026, we entered into a two year, up to $500 million senior unsecured delayed draw term loan due April 21, 2028 with a syndicate of lenders. The senior unsecured term loan and commitments thereunder are subject to prepayment at our option and the loans will bear interest, at our option, at a rate per annum equal to (A) a U.S. dollar base rate, (B) the adjusted term SOFR rate, or (C) the adjusted daily simple SOFR rate, in each case, plus an applicable margin based upon our then-applicable corporate credit ratings. The various benchmarks are subject to applicable floors. The covenants are substantially the same as those in the 2026 Credit Agreement. We intend to utilize the available funds to repurchase shares of our common stock.

Other Liquidity and Capital Resource Activities
As part of our ongoing efforts to improve our cash flow and related liquidity, we work with suppliers to optimize our terms and conditions, including extending payment terms. We also facilitate a voluntary supply chain finance program (the "program") to provide certain of our suppliers with the opportunity to sell receivables due from us to participating financial institutions at the sole discretion of both the suppliers and the financial institutions. The amounts confirmed as valid under the program and included in accounts payable were $35 million and $26 million at March 31, 2026 and December 31, 2025, respectively. Of the amounts confirmed as valid under the program, the amounts owed to participating financial institutions were $19 million and $17 million at March 31, 2026 and December 31, 2025, respectively. All payments made under the program are recorded as a decrease in accounts payable and accrued liabilities, net, in our condensed consolidated statements of cash flows. A downgrade in our credit rating or changes in the financial markets could limit the financial institutions’ willingness to commit funds to, and participate in, the program. We do not believe such risk would have a material impact on our working capital or cash flows, as substantially all of our payments are made outside of the program.
Share Repurchases
Effective February 10, 2026, our Board of Directors authorized the repurchase, for retirement, of up to $2.0 billion of shares of our common stock, exclusive of excise tax, in open-market transactions or otherwise, replacing the previous Board of Directors authorization established in 2022. During the three months ended March 31, 2026, we repurchased and retired approximately 3.1 million shares of our common stock (including 0.3 million shares to offset the dilutive impact of restricted stock units granted in the three months ended March 31, 2026) for approximately $203 million, inclusive of excise tax of $2 million. At March 31, 2026, we had approximately $1.9 billion remaining under the 2026 authorization. Consistent with our long-term capital allocation strategy, outside of any potential acquisitions, we currently anticipate using at least $800 million of cash, including funds available under the delayed draw term loan, for share repurchases in 2026.
Cash Flows
For the three months ended March 31, 2026, net cash used for operations was $79 million, primarily driven by changes in working capital, partially offset by operating profit.
For the three months ended March 31, 2026, net cash used for financing activities was $137 million, primarily due to $202 million for the repurchase and retirement of our common stock and $65 million for the payment of cash dividends, partially offset by $127 million of net proceeds from revolving credit loan borrowings.
For the three months ended March 31, 2026, net cash used for investing activities was $36 million, primarily driven by $34 million of capital expenditures.

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
The Company's Principal Executive Officer and Principal Financial Officer have concluded, based on an evaluation of the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15 that, as of March 31, 2026, the Company's disclosure controls and procedures were effective.

b.    Changes in Internal Control over Financial Reporting.
In connection with the evaluation of the Company's internal control over financial reporting that occurred during the quarter ended March 31, 2026, which is required under the Securities Exchange Act of 1934 by paragraph (d) of Exchange Rules 13a-15 or 15d-15 (as defined in paragraph (f) of Rule 13a-15), management determined that there was no change that materially affected or is reasonably likely to materially affect internal control over financial reporting.

MASCO CORPORATION

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

Information regarding legal proceedings involving us is set forth in Note J to our condensed consolidated financial statements included in Part I, Item 1 of this Report and is incorporated herein by reference.

Item 1A. Risk Factors

There have been no material changes to the risk factors of the Company set forth in Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding the repurchase of our common stock for the three months ended March 31, 2026 under the 2022 and 2026 share repurchase authorizations:

Period	Total Number Of Shares Purchased	Average Price Paid Per Common Share	Total Number Of Shares Purchased As Part Of Publicly Announced Plans or Programs (A)	Maximum Value Of Shares That May Yet Be Purchased Under The Plans Or Programs (A)
1/1/26 - 1/31/26	698,490	$68.02	698,490	$277,907,730
2/1/26 - 2/28/26	577,607	$72.72	577,607	$1,972,996,721
3/1/26 - 3/31/26	1,807,669	$61.97	1,807,669	$1,860,979,388
Total for the quarter	3,083,766	$65.35	3,083,766	$1,860,979,388

(A)Effective October 20, 2022, our Board of Directors authorized the repurchase, for retirement, of up to $2.0 billion of shares of our common stock, exclusive of excise tax, in open-market transactions or otherwise. This authorization was replaced effective February 10, 2026, when our Board of Directors authorized the repurchase, for retirement, of up to $2.0 billion of shares of our common stock, exclusive of excise tax, in open-market transactions or otherwise.

Item 5. Other Information

Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements
During the three months ended March 31, 2026, none of our officers or directors adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement.

MASCO CORPORATION

PART II.  OTHER INFORMATION, Continued
Item 6. Exhibits

10
Term Loan Credit Agreement dated as of April 21, 2026 by and among Masco Corporation as borrower, the lenders party thereto, PNC Bank, National Association, as Administrative Agent and PNC Capital Markets LLC as Sole Bookrunner and Sole Lead Arranger.

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
101
The following financial information from Masco Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in Inline XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Shareholders' Equity, and (vi) Notes to Condensed Consolidated Financial Statements.

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
April 22, 2026