Form 10-Q
period 2026-06-30
MASCO CORP /DE/
filed 2026-07-29
CIK 62996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
    ☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
or
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at June 30, 2026
Common stock, par value $1.00 per share	197,187,430

MASCO CORPORATION

INDEX

MASCO CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

June 30, 2026 and December 31, 2025
(In Millions, Except Share Data)

	June 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash investments	$548	$647
Receivables	1,342	1,028
Inventories	1,060	1,046
Prepaid expenses and other	119	119
Total current assets	3,069	2,840
Property and equipment, net	1,191	1,195
Goodwill	618	623
Other intangible assets, net	194	205
Operating lease right-of-use assets	253	233
Other assets	77	105
Total assets	$5,401	$5,201

LIABILITIES
Current liabilities:
Accounts payable	$890	$810
Notes payable	2	2
Accrued liabilities	754	761
Total current liabilities	1,646	1,573
Long-term debt	3,245	2,945
Noncurrent operating lease liabilities	246	221
Other liabilities	383	387
Total liabilities	$5,519	$5,125

Commitments and contingencies (Note J)

EQUITY
Masco Corporation's shareholders' equity:
Common shares, par value $1 per share Authorized shares: 1,400,000,000; Issued and outstanding: 2026 – 197,200,000; 2025 – 204,300,000	197	204
Preferred shares authorized: 1,000,000; Issued and outstanding: 2026 and 2025 – None	—	—
Paid-in capital	6	—
Retained deficit	(849)	(688)
Accumulated other comprehensive income	280	298
Total Masco Corporation's shareholders' deficit	(365)	(185)
Noncontrolling interest	247	261
Total equity	(118)	76
Total liabilities and equity	$5,401	$5,201
See notes to condensed consolidated financial statements.
Amounts may not add due to rounding.

MASCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
For the Three and Six Months Ended June 30, 2026 and 2025
(In Millions, Except Per Common Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net sales	$1,992	$2,051	$3,910	$3,852
Cost of sales	1,124	1,278	2,356	2,435
Gross profit	868	772	1,553	1,416
Selling, general and administrative expenses	397	361	766	719
Operating profit	470	412	787	698
Other income (expense), net:
Interest expense	(28)	(26)	(54)	(52)
Other, net	(2)	(7)	(2)	(14)
	(30)	(33)	(55)	(66)
Income before income taxes	440	378	731	632
Income tax expense	107	95	170	150
Net income	333	283	561	482
Less: Net income attributable to noncontrolling interest	15	13	30	25
Net income attributable to Masco Corporation	$318	$270	$531	$456

Income per common share attributable to Masco Corporation:
Basic:
Net income	$1.60	$1.29	$2.64	$2.16
Diluted:
Net income	$1.60	$1.28	$2.64	$2.15

See notes to condensed consolidated financial statements.
Amounts may not add due to rounding.

MASCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
For the Three and Six Months Ended June 30, 2026 and 2025
(In Millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$333	$283	$561	$482
Less: Net income attributable to noncontrolling interest	15	13	30	25
Net income attributable to Masco Corporation	$318	$270	$531	$456
Other comprehensive income (loss), net of tax
Currency translation adjustment	$1	$77	$(26)	$112
Pension and other post-retirement benefits	—	—	1	1
Other comprehensive income (loss), net of tax	1	77	(26)	112
Less: Other comprehensive (loss) income attributable to noncontrolling interest	(1)	16	(8)	25
Other comprehensive income (loss) attributable to Masco Corporation	$3	$61	$(18)	$88
Total comprehensive income	$335	$360	$536	$594
Less: Total comprehensive income attributable to noncontrolling interest	14	29	22	50
Total comprehensive income attributable to Masco Corporation	$321	$332	$513	$544

See notes to condensed consolidated financial statements.
Amounts may not add due to rounding.

MASCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
For the Six Months Ended June 30, 2026 and 2025
(In Millions)

	Six Months Ended June 30,
	2026	2025
CASH FLOWS FROM (FOR) OPERATING ACTIVITIES:
Cash provided by operations	$705	$606
Increase in receivables	(327)	(271)
Increase in inventories	(22)	(133)
Increase (decrease) in accounts payable and accrued liabilities, net	61	(55)
Net cash from operating activities	417	148

CASH FLOWS FROM (FOR) FINANCING ACTIVITIES:
Purchase of common stock	(592)	(231)
Excise tax paid on the purchase of common stock	(5)	(6)
Cash dividends paid	(129)	(132)
Dividends paid to noncontrolling interest	(13)	(15)
Proceeds from revolving credit borrowings, net	—	46
Proceeds from term loan	300	—
Proceeds from the exercise of stock options	23	2
Employee withholding taxes paid on stock-based compensation	(14)	(8)
Payment of debt	(1)	(1)
Debt financing costs	(3)	—
Net cash for financing activities	(433)	(344)

CASH FLOWS FROM (FOR) INVESTING ACTIVITIES:
Capital expenditures	(77)	(68)
Other, net	(1)	(1)
Net cash for investing activities	(78)	(70)

Effect of exchange rate changes on cash and cash investments	(6)	22

CASH AND CASH INVESTMENTS:
Decrease for the period	(100)	(243)
At January 1	647	634
At June 30	$548	$390

See notes to condensed consolidated financial statements.
Amounts may not add due to rounding.

MASCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)
For the Three and Six Months Ended June 30, 2026 and 2025
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

MASCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited) (Concluded)
For the Three and Six Months Ended June 30, 2026 and 2025
(In Millions, Except Per Common Share Data)

	Total	Common Shares ($1 par value)	Paid-In Capital	Retained (Deficit) Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest
Balance, January 1, 2026	$76	$204	$—	$(688)	$298	$261
Total comprehensive income (loss)	201	—	—	213	(21)	8
Shares issued	15	1	14	—	—	—
Shares retired:
Repurchased	(203)	(3)	(28)	(173)	—	—
Surrendered (non-cash)	(10)	—	—	(10)	—	—
Cash dividends declared	(65)	—	—	(65)	—	—
Stock-based compensation	13	—	13	—	—	—
Balance, March 31, 2026	$27	$202	$—	$(722)	$278	$269
Total comprehensive income	335	—	—	318	3	14
Shares issued	8	—	7	—	—	—
Shares retired:
Repurchased	(393)	(5)	(7)	(382)	—	—
Cash dividends declared	(63)	—	—	(63)	—	—
Dividends declared to noncontrolling interest	(37)	—	—	—	—	(37)
Stock-based compensation	6	—	6	—	—	—
Balance, June 30, 2026	$(118)	$197	$6	$(849)	$280	$247
See notes to condensed consolidated financial statements.
Amounts may not add due to rounding.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

A. ACCOUNTING POLICIES

In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments, of a normal recurring nature, necessary to fairly state our financial position at June 30, 2026, our results of operations and comprehensive income (loss) for the three and six months ended June 30, 2026 and 2025, cash flows for the six months ended June 30, 2026 and 2025 and changes in shareholders' equity for the three and six months ended June 30, 2026 and 2025. The condensed consolidated balance sheet at December 31, 2025 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Within the financial statements and tables presented, certain columns and rows may not add due to the use of rounded numbers for disclosure purposes.
In the first quarter of 2026, the U.S. Supreme Court ruled that tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”) were unlawful. Subsequently, the U.S. Court of International Trade ordered U.S. Customs and Border Protection to refund IEEPA tariffs previously collected. During the second quarter of 2026, we began receiving refunds related to IEEPA tariffs. Additionally, as of June 30, 2026, we have recognized a receivable for tariff refunds not yet paid that are considered to be probable of collection and reasonably estimable.
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

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
B. REVENUE

Our revenues are derived from sales to customers in the following geographic areas: North America and International, which are particularly in Europe. Net sales from these geographic areas, by segment, were as follows, in millions:

	Three Months Ended June 30, 2026
	Plumbing Products	Decorative Architectural Products	Total
Primary geographic areas:
North America	$898	$655	$1,554
International	438	—	438
Total	$1,337	$655	$1,992

	Six Months Ended June 30, 2026
	Plumbing Products	Decorative Architectural Products	Total
Primary geographic areas:
North America	$1,837	$1,209	$3,047
International	863	—	863
Total	$2,700	$1,209	$3,910

	Three Months Ended June 30, 2025
	Plumbing Products	Decorative Architectural Products	Total
Primary geographic areas:
North America	$959	$679	$1,638
International	413	—	413
Total	$1,372	$679	$2,051

	Six Months Ended June 30, 2025
	Plumbing Products	Decorative Architectural Products	Total
Primary geographic areas:
North America	$1,815	$1,234	$3,049
International	802	—	802
Total	$2,618	$1,234	$3,852
Our contract liability balance was $15 million and $57 million at June 30, 2026 and December 31, 2025, respectively.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
B. REVENUE (Concluded)
Changes in the allowance for credit losses deducted from accounts receivable were as follows, in millions:

	Six Months Ended June 30, 2026	Twelve Months Ended December 31, 2025
Balance at January 1	$12	$10
Provision for expected credit losses during the period	2	5
Write-offs charged against the allowance	(1)	(7)
Recoveries of amounts previously written off	—	4
Balance at end of period	$13	$12

C. INVENTORIES

The components of inventory were as follows, in millions:

	At June 30, 2026	At December 31, 2025
Finished goods	$626	$620
Raw materials	324	322
Work in process	110	104
Total	$1,060	$1,046

D. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill at June 30, 2026, by segment, was as follows, in millions:

	Gross Goodwill At June 30, 2026	Accumulated Impairment Losses	Net Goodwill At June 30, 2026
Plumbing Products	$771	$(376)	$394
Decorative Architectural Products	223	—	223
Total	$994	$(376)	$618
The changes in the carrying amount of goodwill for the six months ended June 30, 2026, by segment, were as follows, in millions:

	Gross Goodwill At December 31, 2025	Accumulated Impairment Losses	Net Goodwill At December 31, 2025	Foreign Currency Translation	Net Goodwill At June 30, 2026
Plumbing Products	$776	$(376)	$400	$(5)	$394
Decorative Architectural Products	223	—	223	—	223
Total	$999	$(376)	$623	$(5)	$618
The carrying value of our other indefinite-lived intangible assets was $76 million and $77 million at June 30, 2026 and December 31, 2025, respectively, and principally included registered trademarks. The carrying value of our definite-lived intangible assets was $118 million (net of accumulated amortization of $96 million) at June 30, 2026 and $128 million (net of accumulated amortization of $92 million) at December 31, 2025, and principally included customer relationships.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
E. SUPPLIER FINANCE PROGRAM

We facilitate a voluntary supply chain finance program (the "program") to provide certain of our suppliers with the opportunity to sell receivables due from us to participating financial institutions at the sole discretion of both the suppliers and the financial institutions. The amounts confirmed as valid under the program were $39 million and $26 million at June 30, 2026 and December 31, 2025, respectively. Of the amounts confirmed as valid under the program, the amounts owed to participating financial institutions were $19 million and $17 million at June 30, 2026 and December 31, 2025, respectively.

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
The 2026 Credit Agreement provides for an unsecured revolving credit facility available to us and one of our foreign subsidiaries in U.S. dollars, European euros, British pounds sterling, Canadian dollars and certain other currencies for revolving credit loans, swingline loans and letters of credit. Borrowings under the revolving credit loans denominated in any agreed upon currency other than U.S. dollars are limited to the equivalent of $500 million. We can also borrow swingline loans up to $120 million and obtain letters of credit of up to $25 million. Outstanding letters of credit under the 2026 Credit Agreement reduce our borrowing capacity and we had no outstanding letters of credit under the 2026 Credit Agreement at June 30, 2026.
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
In order for us to borrow under the 2026 Credit Agreement, there must not be any default in our covenants in the 2026 Credit Agreement (i.e., in addition to the two financial covenants described above, principally limitations on subsidiary debt, negative pledge restrictions, and requirements relating to legal compliance, maintenance of our properties and insurance) and our representations and warranties in the 2026 Credit Agreement must be true in all material respects on the date of borrowing (i.e., principally no material adverse change or litigation likely to result in a material adverse change, since December 31, 2025, no material ERISA or environmental non-compliance, and no material tax deficiency). We were in compliance with all covenants and no borrowings were outstanding at June 30, 2026.
On April 21, 2026, we entered into a two year, up to $500 million senior unsecured delayed draw term loan due April 21, 2028 with a syndicate of lenders. The senior unsecured delayed draw term loan and commitments thereunder are subject to prepayment at our option and the loans will bear interest, at our option, at a rate per annum equal to (A) a U.S. dollar base rate, (B) the adjusted term SOFR rate, or (C) the adjusted daily simple SOFR rate, in each case, plus an applicable margin based upon our then-applicable corporate credit ratings. The various benchmarks are subject to applicable floors. The covenants are substantially the same as those in the 2026 Credit Agreement. We were in compliance with all covenants and $300 million was borrowed and outstanding at a weighted average interest rate of 4.499% at June 30, 2026.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
F. DEBT (Concluded)
Fair Value of Debt. The fair value of our short-term and long-term fixed-rate debt instruments is based principally upon modeled market prices for the same or similar issues, which are Level 1 inputs. The term loan has an interest rate that resets monthly and the fair value of this instrument approximates the carrying value at June 30, 2026. The aggregate estimated market value of our short-term and long-term debt at June 30, 2026 was approximately $3.0 billion, compared with the aggregate carrying value of $3.3 billion. The aggregate estimated market value of our short-term and long-term debt at December 31, 2025 was approximately $2.7 billion, compared with the aggregate carrying value of $3.0 billion.

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
Decorative Architectural Products – principally includes paints and other coating products, paint applications and accessories.
Information by segment was as follows, in millions:

	Three Months Ended June 30, 2026
	Plumbing Products	Decorative Architectural Products	Total
Net sales (A)	$1,337	$655	$1,992
Operating expenses (B)	971	503
Corporate expenses (C)	13	6
Segment operating profit	$352	$147	$499
General corporate expense, net (C)			(29)
Operating profit (D)			470
Other income (expense), net			(30)
Income before income taxes			$440

	Six Months Ended June 30, 2026
	Plumbing Products	Decorative Architectural Products	Total
Net sales (A)	$2,700	$1,209	$3,910
Operating expenses (B)	2,078	946
Corporate expenses (C)	26	12
Segment operating profit	$595	$251	$847
General corporate expense, net (C)			(60)
Operating profit (D)			787
Other income (expense), net			(55)
Income before income taxes			$731

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
G. SEGMENT INFORMATION (Continued)

	Three Months Ended June 30, 2025
	Plumbing Products	Decorative Architectural Products	Total
Net sales (A)	$1,372	$679	$2,051
Operating expenses (B)	1,079	527
Corporate expenses (C)	8	5
Segment operating profit	$285	$147	$432
General corporate expense, net (C)			(20)
Operating profit			412
Other income (expense), net			(33)
Income before income taxes			$378

	Six Months Ended June 30, 2025
	Plumbing Products	Decorative Architectural Products	Total
Net sales (A)	$2,618	$1,234	$3,852
Operating expenses (B)	2,089	988
Corporate expenses (C)	19	11
Segment operating profit	$509	$236	$745
General corporate expense, net (C)			(47)
Operating profit			698
Other income (expense), net			(66)
Income before income taxes			$632

(A)Intra-company sales between segments were not material and have been excluded from net sales.
(B)Operating expenses included cost of sales and selling, general and administrative expenses.
(C)Corporate expenses included specific corporate overhead allocated to each segment. General corporate expense, net included those expenses not specifically attributable to our segments.
(D)Operating profit included the net tariff benefit from IEEPA tariff refunds of approximately $95 million for the three and six months ended June 30, 2026, principally in the Plumbing Products segment.

	Property Additions
	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Plumbing Products	$36	$27	$60	$55
Decorative Architectural Products	6	8	16	13
Corporate	1	1	2	1
Total	$43	$36	$77	$68

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
G. SEGMENT INFORMATION (Concluded)

	Depreciation and Amortization
	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Plumbing Products	$30	$27	$59	$54
Decorative Architectural Products	7	7	14	13
Corporate	1	2	2	4
Total	$38	$36	$75	$71

	Assets
	At June 30, 2026	At December 31, 2025
Plumbing Products	$3,625	$3,489
Decorative Architectural Products	1,440	1,248
Corporate	337	463
Total	$5,401	$5,201

H. INCOME TAXES

Our effective tax rate was 24.3 percent and 25.1 percent for the three months ended June 30, 2026 and 2025, respectively, and was 23.3 percent and 23.7 percent for the six months ended June 30, 2026 and 2025, respectively.

I. INCOME PER COMMON SHARE

Reconciliations of the numerators and denominators used in the computations of basic and diluted income per common share were as follows, in millions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator (basic and diluted):
Net income	$318	$270	$531	$456
Less: Allocation to participating securities	1	—	—	—
Net income attributable to common shareholders	$317	$270	$531	$456

Denominator:
Basic common shares (based upon weighted average)	199	210	201	211
Add: Dilutive effect of stock options and other stock-based incentives	—	—	—	—
Diluted common shares	199	211	201	212
For the three and six months ended June 30, 2026, we allocated dividends and undistributed earnings to the forward contract associated with the accelerated share repurchase transaction, which is considered a participating security, using the two-class method. For the three and six months ended June 30, 2025, basic and diluted income per common share were calculated using the treasury stock method.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
I. INCOME PER COMMON SHARE (Concluded)
The following stock options, restricted stock units and performance restricted stock units were excluded from the computation of weighted-average diluted common shares outstanding due to their anti-dilutive effect, in thousands:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Number of stock options	510	403	476	355
Number of restricted stock units	187	295	232	120
Number of performance restricted stock units	41	47	41	47
Effective February 10, 2026, our Board of Directors authorized the repurchase, for retirement, of up to $2.0 billion of shares of our common stock, exclusive of excise tax, in open-market transactions or otherwise, replacing the previous Board of Directors authorization established in 2022. In May 2026, we entered into an accelerated share repurchase transaction whereby we agreed to repurchase a total of $300 million of our common stock with an initial delivery of approximately 3.3 million shares. This transaction was completed on July 27, 2026, at which time we received, at no additional cost, approximately 0.8 million additional shares of our common stock based on the volume weighted average stock price of our common stock over the term of the transaction, less a discount. In total, excluding the incremental shares we received in July 2026 from the accelerated share repurchase transaction, we repurchased and retired approximately 7.8 million shares of our common stock in the six months ended June 30, 2026, for approximately $596 million, inclusive of excise tax of $5 million. This included 0.4 million shares to offset the dilutive impact of restricted stock units granted in the six months ended June 30, 2026. At June 30, 2026, we had approximately $1.5 billion remaining under the 2026 authorization.
We have declared and paid cash dividends per common share of $0.32 and $0.64 for the three and six months ended June 30, 2026, respectively, and $0.31 and $0.62 for the three and six months ended June 30, 2025, respectively.

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
Warranty.    Changes in our warranty liability were as follows, in millions:

	Six Months Ended June 30, 2026	Twelve Months Ended December 31, 2025
Balance at January 1	$88	$81
Accruals for warranties issued during the period	18	35
Accruals related to pre-existing warranties	6	11
Settlements made (in cash or kind) during the period	(18)	(41)
Other, net (including currency translation)	(1)	2
Balance at end of period	$94	$88

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Concluded)
K. SUBSEQUENT EVENT

On July 28, 2026, we completed the divestiture of our Bristan Group business, a United Kingdom-based provider of bathroom, kitchen, and shower faucets, shower enclosures, and other products for a purchase price of £49 million ($65 million), net of cash disposed, subject to customary closing adjustments, and up to an additional £6 million ($8 million) if certain performance measures are achieved by year ended December 31, 2026. The sale of Bristan Group did not represent a strategic shift that will have a major effect on our operations and financial results and, therefore, will not be presented as discontinued operations. Prior to the divestiture, the results of the business were included in our Plumbing Products segment.

MASCO CORPORATION
Item 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Due to a dynamic geopolitical and macroeconomic environment, we are experiencing, and may continue to experience, lower market demand for our products. We have been experiencing, and may continue to experience, elevated commodity and other input costs, as well as employee-related cost inflation. Additionally, we have been experiencing, and may continue to experience, elevated costs, principally in our Plumbing Products segment, due to tariffs, particularly those related to China. We seek to mitigate the impact of elevated tariffs and other costs over time with pricing, cost savings initiatives, sourcing changes, and other activities. Consumer demand for our products, however, could further diminish if consumer confidence erodes and the price of our products and other consumer goods increases.
In the first quarter of 2026, the U.S. Supreme Court ruled that tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”) were unlawful. Subsequently, the U.S. Court of International Trade ordered U.S. Customs and Border Protection to refund IEEPA tariffs previously collected. During the second quarter of 2026, we began receiving refunds related to IEEPA tariffs. Additionally, as of June 30, 2026, we have recognized a receivable for tariff refunds not yet paid that are considered to be probable of collection and reasonably estimable.
We plan to deliver above-market top- and bottom-line growth through a consumer driven strategy leveraging our industry-leading brands, expanded commercial capabilities, and enhanced operational excellence.  We remain confident in the fundamentals of our business and long-term strategy. We believe that our strong financial position and cash flow generation, together with our investments in our industry-leading branded building products, our continued focus on innovation and customer service and disciplined capital allocation, will allow us to drive long-term growth and create value for our shareholders.
From time to time, we take actions to drive efficiency in our business through the strategic rationalization of our businesses, including business consolidations, plant closures, headcount reductions and other cost savings initiatives. In the fourth quarter of 2025, we began implementing various restructuring actions to further streamline our business, reduce headcount, and optimize operations. In connection with these actions, we incurred approximately $12 million and $20 million in charges in the three and six months ended June 30, 2026, respectively, and we expect to incur approximately $50 million in charges during the full year of 2026. Additionally, in the first quarter of 2026, we began the implementation of an internal reorganization resulting in the integration of our Liberty Hardware (“Liberty”) business, a distributor of cabinet and other hardware and shower doors, into our Delta Faucet business. As a result of the integration, all segment information herein, including comparable prior periods, include Liberty in our Plumbing Products segment rather than our Decorative Architectural Products segment.
SECOND QUARTER 2026 AND THE FIRST SIX MONTHS 2026 VERSUS
SECOND QUARTER 2025 AND THE FIRST SIX MONTHS 2025

Consolidated Results of Operations

We report our financial results in accordance with accounting principles generally accepted in the United States of America ("GAAP"). However, we believe that certain non-GAAP financial measures used in managing the business may provide users of this financial information with additional meaningful comparisons between current results and results in prior periods. These non-GAAP financial measures should be considered in addition to, and not as an alternative for or superior to, the comparable GAAP measure, and may not be comparable to similarly titled measures reported by other companies. Within the tables presented, certain columns and rows may not add due to the use of rounded numbers for disclosure purposes.
The following discussion of consolidated results of operations refers to the three and six months ended June 30, 2026 compared to the same periods of 2025.

NET SALES

Below is a summary of our net sales, in millions, for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	Change	2026	2025	Change
Net sales, as reported	$1,992	$2,051	(3)%	$3,910	$3,852	2%
Currency translation	(10)	—		(52)	—
Net sales, excluding the effect of currency translation	$1,982	$2,051	(3)%	$3,858	$3,852	—%
Our net sales for the three months ended June 30, 2026, were $1,992 million, which decreased three percent compared to the three months ended June 30, 2025. Excluding the effect of currency translation, net sales decreased three percent, primarily due to lower North America sales volume, which decreased sales by five percent, partially offset by higher net selling prices across the entire company, which increased sales by one percent, and higher International sales volume, which increased sales by one percent.
Our net sales for the six months ended June 30, 2026, were $3,910 million, which increased two percent compared to the six months ended June 30, 2025. Excluding the effect of currency translation, net sales were consistent with the comparative prior period, primarily due to higher net selling prices across the entire company, which increased sales by three percent, offset by lower North America sales volume, which decreased sales by three percent.

RESULTS OF OPERATIONS

Below is a summary of our results of operations for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	Favorable / (Unfavorable)	2026	2025	Favorable / (Unfavorable)
Net sales	$1,992	$2,051	(3)%	$3,910	$3,852	2%
Cost of sales	(1,124)	(1,278)	12%	(2,356)	(2,435)	3%
Gross profit	$868	$772	12%	$1,553	$1,416	10%
Gross margin	43.6%	37.6%	600 bps	39.7%	36.8%	290 bps

Selling, general and administrative expenses	$(397)	$(361)	(10)%	$(766)	$(719)	(7)%
Selling, general and administrative expenses as a percent of net sales	(19.9)%	(17.6)%	(230) bps	(19.6)%	(18.7)%	(90) bps

Operating profit	$470	$412	14%	$787	$698	13%
Operating profit margin	23.6%	20.1%	350 bps	20.1%	18.1%	200 bps

Three Months Ended June 30, 2026
Our gross profit for the three months ended June 30, 2026, was $868 million, an increase of 12 percent, and was positively impacted by lower tariff costs (inclusive of IEEPA tariff refunds), cost savings initiatives, and three percent due to higher net selling prices, partially offset by five percent due to lower sales volume, as well as higher commodity costs, an increase in other expenses, and unfavorable sales mix.
Our selling, general and administrative expenses for the three months ended June 30, 2026, were $397 million, an increase of 10 percent, and were negatively impacted by six percent due to increased employee-related costs and one percent due to increased legal and professional fees, as well as an increase in other expenses.
Our operating profit for the three months ended June 30, 2026, was $470 million, an increase of 14 percent, and was positively impacted by increased gross profit, partially offset by higher selling, general and administrative expenses. These results were inclusive of the net tariff benefit from IEEPA tariff refunds of approximately $95 million for the three months ended June 30, 2026, principally within the Plumbing Products segment.

Six Months Ended June 30, 2026
Our gross profit for the six months ended June 30, 2026, was $1,553 million, an increase of 10 percent, and was positively impacted by eight percent due to higher net selling prices, as well as lower tariff costs (inclusive of IEEPA tariff refunds) and cost savings initiatives, partially offset by three percent due to lower sales volume, as well as higher commodity costs, an increase in other expenses, and unfavorable sales mix.
Our selling, general and administrative expenses for the six months ended June 30, 2026, were $766 million, an increase of seven percent, and were negatively impacted by two percent due to increased employee-related costs, two percent due to unfavorable foreign currency translation, one percent due to increased legal and professional fees, as well as an increase in other expenses.
Our operating profit for the six months ended June 30, 2026, was $787 million, an increase of 13 percent, and was positively impacted by increased gross profit, partially offset by higher selling, general and administrative expenses. These results were inclusive of the net tariff benefit from IEEPA tariff refunds of approximately $95 million for the six months ended June 30, 2026, principally within the Plumbing Products segment.

OTHER INCOME (EXPENSE), NET

Below is a summary of our other income (expense), net, in millions, for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	Favorable / (Unfavorable)	2026	2025	Favorable / (Unfavorable)
Interest expense	$(28)	$(26)	(8)%	$(54)	$(52)	(4)%
Other, net	(2)	(7)	71%	(2)	(14)	86%
Other income (expense), net	$(30)	$(33)	9%	$(55)	$(66)	17%

INCOME TAXES

Below is a summary of our income tax expense, in millions, and our effective tax rate for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	Favorable / (Unfavorable)	2026	2025	Favorable / (Unfavorable)
Income tax expense	$(107)	$(95)	(13)%	$(170)	$(150)	(13)%
Effective tax rate	(24.3)%	(25.1)%	80 bps	(23.3)%	(23.7)%	40 bps

NET INCOME AND INCOME PER COMMON SHARE - ATTRIBUTABLE TO MASCO CORPORATION

Below is a summary of our net income, in millions, and diluted income per common share for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	Favorable / (Unfavorable)	2026	2025	Favorable / (Unfavorable)
Net income	$318	$270	18%	$531	$456	16%
Diluted income per common share	$1.60	$1.28	25%	$2.64	$2.15	23%

Business Segment Results

The following tables set forth our net sales and operating profit information by business segment, dollars in millions.

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2026	2025	2026 vs. 2025	2026	2025	2026 vs. 2025
Net Sales:
Plumbing Products	$1,337	$1,372	(3)%	$2,700	$2,618	3%
Decorative Architectural Products	655	679	(4)%	1,209	1,234	(2)%
Total	$1,992	$2,051	(3)%	$3,910	$3,852	2%

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2026	2025	2026 vs. 2025	2026	2025	2026 vs. 2025
Operating Profit:
Plumbing Products	$352	$285	24%	$595	$509	17%
Decorative Architectural Products	147	147	—%	251	236	6%
Total	$499	$432	16%	$847	$745	14%
General corporate expense, net	(29)	(20)	45%	(60)	(47)	28%
Total operating profit	$470	$412	14%	$787	$698	13%

The following discussion of business segment results refers to the three and six months ended June 30, 2026, compared to the same periods of 2025. Changes in operating profit in the following business segment results discussion exclude general corporate expense, net.

BUSINESS SEGMENT RESULTS DISCUSSION

Plumbing Products
Sales
Net sales in the Plumbing Products segment decreased three percent for the three months ended June 30, 2026, and net sales increased three percent for the six months ended June 30, 2026. In local currencies (including sales in currencies outside their respective functional currencies), net sales decreased three percent for the three months ended June 30, 2026, and increased one percent for the six months ended June 30, 2026. For the three months ended June 30, 2026, net sales decreased four percent due to lower North America sales volume, partially offset by one percent due to higher International sales volume and slightly higher net selling prices. For the six months ended June 30, 2026, net sales increased three percent due to higher net selling prices, partially offset by two percent due to lower North America sales volume.
Operating Results
Operating profit in the Plumbing Products segment for the three and six months ended June 30, 2026, was positively impacted by lower tariff costs (inclusive of IEEPA tariff refunds), cost savings initiatives, and higher net selling prices, partially offset by lower sales volume, higher commodity costs, unfavorable sales mix, increased employee-related costs, and an increase in other expenses.
Decorative Architectural Products
Sales
Net sales in the Decorative Architectural Products segment decreased four percent and two percent for the three and six months ended June 30, 2026, respectively, primarily due to lower sales volume, partially offset by higher net selling prices.
Operating Results
Operating profit in the Decorative Architectural Products segment for the three and six months ended June 30, 2026, was positively impacted by higher net selling prices and cost savings initiatives, offset by lower sales volume and higher commodity costs.

Liquidity and Capital Resources

Overview of Capital Structure
We had cash and cash investments of approximately $548 million and $647 million at June 30, 2026 and December 31, 2025, respectively. Our cash and cash investments consist of overnight interest bearing money market demand accounts and money market mutual funds containing government securities and treasury obligations. While we attempt to diversify these investments in a prudent manner to minimize risk, it is possible that future changes in the financial markets could affect the security or availability of these investments. Of the cash and cash investments we held at June 30, 2026 and December 31, 2025, $316 million and $306 million, respectively, was held in our foreign subsidiaries. If these funds were needed for our operations in the U.S., their repatriation into the U.S. would not result in significant additional U.S. income tax or foreign withholding tax, as we have recorded such taxes on substantially all undistributed foreign earnings, except for those that are legally restricted.

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
The 2026 Credit Agreement contains financial covenants requiring us to maintain (A) a net leverage ratio, as adjusted for certain items, not exceeding 4.0 to 1.0, and (B) an interest coverage ratio, as adjusted for certain items, not less than 2.5 to 1.0. We were in compliance with all covenants and no borrowings were outstanding at June 30, 2026.
Term Loan
On April 21, 2026, we entered into a two year, up to $500 million senior unsecured delayed draw term loan due April 21, 2028 with a syndicate of lenders. The senior unsecured delayed draw term loan and commitments thereunder are subject to prepayment at our option and the loans will bear interest, at our option, at a rate per annum equal to (A) a U.S. dollar base rate, (B) the adjusted term SOFR rate, or (C) the adjusted daily simple SOFR rate, in each case, plus an applicable margin based upon our then-applicable corporate credit ratings. The various benchmarks are subject to applicable floors. The covenants are substantially the same as those in the 2026 Credit Agreement. We were in compliance with all covenants and $300 million was borrowed and outstanding at a weighted average interest rate of 4.499% at June 30, 2026. The borrowed funds were utilized to repurchase shares of our common stock.
Other Liquidity and Capital Resource Activities
As part of our ongoing efforts to improve our cash flow and related liquidity, we work with suppliers to optimize our terms and conditions, including extending payment terms. We also facilitate a voluntary supply chain finance program (the "program") to provide certain of our suppliers with the opportunity to sell receivables due from us to participating financial institutions at the sole discretion of both the suppliers and the financial institutions. The amounts confirmed as valid under the program and included in accounts payable were $39 million and $26 million at June 30, 2026 and December 31, 2025, respectively. Of the amounts confirmed as valid under the program, the amounts owed to participating financial institutions were $19 million and $17 million at June 30, 2026 and December 31, 2025, respectively. All payments made under the program are recorded as a decrease in accounts payable and accrued liabilities, net, in our condensed consolidated statements of cash flows. A downgrade in our credit rating or changes in the financial markets could limit the financial institutions’ willingness to commit funds to, and participate in, the program. We do not believe such risk would have a material impact on our working capital or cash flows, as substantially all of our payments are made outside of the program.

Share Repurchases
Effective February 10, 2026, our Board of Directors authorized the repurchase, for retirement, of up to $2.0 billion of shares of our common stock, exclusive of excise tax, in open-market transactions or otherwise, replacing the previous Board of Directors authorization established in 2022. In May 2026, we entered into an accelerated share repurchase transaction whereby we agreed to repurchase a total of $300 million of our common stock with an initial delivery of approximately 3.3 million shares. This transaction was completed on July 27, 2026, at which time we received, at no additional cost, approximately 0.8 million additional shares of our common stock based on the volume weighted average stock price of our common stock over the term of the transaction, less a discount. In total, excluding the incremental shares we received in July 2026 from the accelerated share repurchase transaction, we repurchased and retired approximately 7.8 million shares of our common stock in the six months ended June 30, 2026 for approximately $596 million, inclusive of excise tax of $5 million. This included 0.4 million shares to offset the dilutive impact of restricted stock units granted in the six months ended June 30, 2026. At June 30, 2026, we had approximately $1.5 billion remaining under the 2026 authorization. Consistent with our long-term capital allocation strategy, outside of any potential acquisitions, we currently anticipate using approximately $1.0 billion of cash, including funds available under the term loan, for share repurchases in 2026.
Cash Flows
For the six months ended June 30, 2026, net cash provided by operations was $417 million, primarily driven by operating profit, inclusive of the net tariff benefit from IEEPA tariff refunds, partially offset by changes in working capital.
For the six months ended June 30, 2026, net cash used for financing activities was $433 million, primarily due to $592 million for the repurchase and retirement of our common stock and $129 million for the payment of cash dividends, partially offset by $300 million of proceeds from the term loan.
For the six months ended June 30, 2026, net cash used for investing activities was $78 million, primarily driven by $77 million of capital expenditures.

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
The Company's Principal Executive Officer and Principal Financial Officer have concluded, based on an evaluation of the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15 that, as of June 30, 2026, the Company's disclosure controls and procedures were effective.

b.    Changes in Internal Control over Financial Reporting.
In connection with the evaluation of the Company's internal control over financial reporting that occurred during the quarter ended June 30, 2026, which is required under the Securities Exchange Act of 1934 by paragraph (d) of Exchange Rules 13a-15 or 15d-15 (as defined in paragraph (f) of Rule 13a-15), management determined that there was no change that materially affected or is reasonably likely to materially affect internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding the repurchase of our common stock for the three months ended June 30, 2026 under the 2026 share repurchase authorization:

Period	Total Number Of Shares Purchased	Average Price Paid Per Common Share	Total Number Of Shares Purchased As Part Of Publicly Announced Plans or Programs	Maximum Value Of Shares That May Yet Be Purchased Under The Plans Or Programs
4/1/26 - 4/30/26	1,113,062	$62.90	1,113,062	$1,790,968,944
5/1/26 - 5/31/26
Open market purchases	282,359	$70.84	282,359	$1,770,966,258
Accelerated share repurchases (A)	3,335,649	(A)	3,335,649	$1,470,816,258
6/1/26 - 6/30/26	—	$—	—	$1,470,816,258
Total for the quarter	4,731,070		4,731,070	$1,470,816,258

(A)In May 2026, we entered into an accelerated share repurchase transaction whereby we agreed to repurchase a total of $300 million of our common stock with an initial delivery of approximately 3.3 million shares. This transaction was completed on July 27, 2026, at which time we received, at no additional cost, approximately 0.8 million additional shares of our common stock based on the volume weighted average stock price of our common stock over the term of the transaction, less a discount.

Item 5. Other Information

Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements
During the three months ended June 30, 2026, none of our officers or directors adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement.

MASCO CORPORATION

PART II.  OTHER INFORMATION, Continued
Item 6. Exhibits

10	Severance and Release Agreement dated April 16, 2026 between Masco Corporation and Jai Shah.
31.a	Certification by Chief Executive Officer required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
31.b	Certification by Chief Financial Officer required by Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
32	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.
101
The following financial information from Masco Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in Inline XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Shareholders' Equity, and (vi) Notes to Condensed Consolidated Financial Statements.

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
July 29, 2026