Form 10-Q
period 2026-09-30
MASCO CORP /DE/
filed 2026-10-28
CIK 62996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
    ☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
or
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at September 30, 2026
Common stock, par value $1.00 per share	192,769,103

MASCO CORPORATION

INDEX

MASCO CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

September 30, 2026 and December 31, 2025
(In Millions, Except Share Data)

	September 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash investments	$610	$647
Receivables	1,254	1,028
Inventories	1,050	1,046
Prepaid expenses and other	125	119
Total current assets	3,039	2,840
Property and equipment, net	1,183	1,195
Goodwill	612	623
Other intangible assets, net	185	205
Operating lease right-of-use assets	244	233
Other assets	75	105
Total assets	$5,338	$5,201

LIABILITIES
Current liabilities:
Accounts payable	$860	$810
Notes payable	2	2
Accrued liabilities	795	761
Total current liabilities	1,657	1,573
Long-term debt	3,245	2,945
Noncurrent operating lease liabilities	238	221
Other liabilities	391	387
Total liabilities	$5,531	$5,125

Commitments and contingencies (Note K)

EQUITY
Masco Corporation's shareholders' equity:
Common shares, par value $1 per share Authorized shares: 1,400,000,000; Issued and outstanding: 2026 – 192,800,000; 2025 – 204,300,000	193	204
Preferred shares authorized: 1,000,000; Issued and outstanding: 2026 and 2025 – None	—	—
Paid-in capital	—	—
Retained deficit	(929)	(688)
Accumulated other comprehensive income	288	298
Total Masco Corporation's shareholders' deficit	(448)	(185)
Noncontrolling interest	256	261
Total equity	(193)	76
Total liabilities and equity	$5,338	$5,201
See notes to condensed consolidated financial statements.
Amounts may not add due to rounding.

MASCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
For the Three and Nine Months Ended September 30, 2026 and 2025
(In Millions, Except Per Common Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net sales	$1,966	$1,917	$5,875	$5,769
Cost of sales	1,246	1,261	3,603	3,696
Gross profit	720	656	2,273	2,073
Selling, general and administrative expenses	381	353	1,148	1,072
Operating profit	338	303	1,125	1,001
Other income (expense), net:
Interest expense	(29)	(25)	(82)	(77)
Other, net	13	(2)	11	(16)
	(16)	(27)	(71)	(93)
Income before income taxes	322	276	1,054	908
Income tax expense	82	76	252	226
Net income	240	200	801	682
Less: Net income attributable to noncontrolling interest	10	11	40	36
Net income attributable to Masco Corporation	$230	$189	$761	$645

Income per common share attributable to Masco Corporation:
Basic:
Net income	$1.17	$0.91	$3.81	$3.07
Diluted:
Net income	$1.17	$0.90	$3.81	$3.06

See notes to condensed consolidated financial statements.
Amounts may not add due to rounding.

MASCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
For the Three and Nine Months Ended September 30, 2026 and 2025
(In Millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$240	$200	$801	$682
Less: Net income attributable to noncontrolling interest	10	11	40	36
Net income attributable to Masco Corporation	$230	$189	$761	$645
Other comprehensive income (loss), net of tax
Currency translation adjustment	$6	$2	$(20)	$114
Pension and other post-retirement benefits	—	—	1	1
Other comprehensive income (loss), net of tax	7	2	(19)	115
Less: Other comprehensive (loss) income attributable to noncontrolling interest	(1)	1	(9)	25
Other comprehensive income (loss) attributable to Masco Corporation	$8	$2	$(10)	$89
Total comprehensive income	$247	$203	$782	$797
Less: Total comprehensive income attributable to noncontrolling interest	9	12	32	62
Total comprehensive income attributable to Masco Corporation	$237	$191	$751	$735

See notes to condensed consolidated financial statements.
Amounts may not add due to rounding.

MASCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
For the Nine Months Ended September 30, 2026 and 2025
(In Millions)

	Nine Months Ended September 30,
	2026	2025
CASH FLOWS FROM (FOR) OPERATING ACTIVITIES:
Cash provided by operations	$981	$896
Increase in receivables	(261)	(136)
Increase in inventories	(39)	(106)
Increase (decrease) in accounts payable and accrued liabilities, net	106	(50)
Net cash from operating activities	788	604

CASH FLOWS FROM (FOR) FINANCING ACTIVITIES:
Purchase of common stock	(852)	(354)
Excise tax paid on the purchase of common stock	(5)	(6)
Cash dividends paid	(191)	(197)
Dividends paid to noncontrolling interest	(25)	(30)
Proceeds from term loan	300	—
Proceeds from the exercise of stock options	28	6
Employee withholding taxes paid on stock-based compensation	(14)	(10)
Payment of debt	(1)	(1)
Debt financing costs	(3)	—
Net cash for financing activities	(765)	(592)

CASH FLOWS FROM (FOR) INVESTING ACTIVITIES:
Capital expenditures	(116)	(109)
Proceeds from disposition of business, net of cash disposed	60	—
Other, net	1	(2)
Net cash for investing activities	(55)	(111)

Effect of exchange rate changes on cash and cash investments	(4)	23

CASH AND CASH INVESTMENTS:
Decrease for the period	(37)	(75)
At January 1	647	634
At September 30	$610	$559

See notes to condensed consolidated financial statements.
Amounts may not add due to rounding.

MASCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)
For the Three and Nine Months Ended September 30, 2026 and 2025
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

MASCO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited) (Concluded)
For the Three and Nine Months Ended September 30, 2026 and 2025
(In Millions, Except Per Common Share Data)

	Total	Common Shares ($1 par value)	Paid-In Capital	Retained (Deficit) Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest
Balance, January 1, 2026	$76	$204	$—	$(688)	$298	$261
Total comprehensive income (loss)	201	—	—	213	(21)	8
Shares issued	15	1	14	—	—	—
Shares retired:
Repurchased	(203)	(3)	(28)	(173)	—	—
Surrendered (non-cash)	(10)	—	—	(10)	—	—
Cash dividends declared	(65)	—	—	(65)	—	—
Stock-based compensation	13	—	13	—	—	—
Balance, March 31, 2026	$27	$202	$—	$(722)	$278	$269
Total comprehensive income	335	—	—	318	3	14
Shares issued	8	—	7	—	—	—
Shares retired:
Repurchased	(393)	(5)	(7)	(382)	—	—
Cash dividends declared	(63)	—	—	(63)	—	—
Dividends declared to noncontrolling interest	(37)	—	—	—	—	(37)
Stock-based compensation	6	—	6	—	—	—
Balance, June 30, 2026	$(118)	$197	$6	$(849)	$280	$247
Total comprehensive income	247	—	—	230	8	9
Shares issued	1	—	1	—	—	—
Shares retired:
Repurchased	(264)	(4)	(12)	(247)	—	—
Cash dividends declared	(63)	—	—	(63)	—	—
Stock-based compensation	5	—	5	—	—	—
Balance, September 30, 2026	$(193)	$193	$—	$(929)	$288	$256
See notes to condensed consolidated financial statements.
Amounts may not add due to rounding.

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

A. ACCOUNTING POLICIES

In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments, of a normal recurring nature, necessary to fairly state our financial position at September 30, 2026, our results of operations and comprehensive income (loss) for the three and nine months ended September 30, 2026 and 2025, cash flows for the nine months ended September 30, 2026 and 2025 and changes in shareholders' equity for the three and nine months ended September 30, 2026 and 2025. The condensed consolidated balance sheet at December 31, 2025 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Within the financial statements and tables presented, certain columns and rows may not add due to the use of rounded numbers for disclosure purposes.
In the first quarter of 2026, the U.S. Supreme Court ruled that tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”) were unlawful. Subsequently, the U.S. Court of International Trade ordered U.S. Customs and Border Protection to refund IEEPA tariffs previously collected. During the second quarter of 2026, we began receiving refunds related to IEEPA tariffs. Additionally, as of September 30, 2026, we have recognized a receivable for tariff refunds not yet paid that are considered to be probable of collection and reasonably estimable.
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

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
B. DIVESTITURES

In the third quarter of 2026, we completed the divestiture of our Bristan Group ("Bristan") business, a United Kingdom-based provider of bathroom and kitchen faucets, showerheads, shower enclosures, and other products for a purchase price of £49 million ($65 million), net of cash disposed, subject to customary closing adjustments, and up to an additional £6 million ($8 million) if certain performance measures are achieved by the year ended December 31, 2026. In connection with the divestiture, we recognized a preliminary gain of $13 million, net of selling costs, for the three and nine months ended September 30, 2026, which is included in other, net in our condensed consolidated statements of operations. The sale of Bristan did not represent a strategic shift that will have a major effect on our operations and financial results and, therefore, will not be presented as discontinued operations. Prior to the divestiture, the results of the business were included in our Plumbing Products segment.

C. REVENUE

Our revenues are derived from sales to customers in the following geographic areas: North America and International, which are particularly in Europe. Net sales from these geographic areas, by segment, were as follows, in millions:

	Three Months Ended September 30, 2026
	Plumbing Products	Decorative Architectural Products	Total
Primary geographic areas:
North America	$954	$628	$1,582
International	384	—	384
Total	$1,338	$628	$1,966

	Nine Months Ended September 30, 2026
	Plumbing Products	Decorative Architectural Products	Total
Primary geographic areas:
North America	$2,792	$1,837	$4,629
International	1,247	—	1,247
Total	$4,038	$1,837	$5,875

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
C. REVENUE (Concluded)

	Three Months Ended September 30, 2025
	Plumbing Products	Decorative Architectural Products	Total
Primary geographic areas:
North America	$885	$627	$1,512
International	405	—	405
Total	$1,290	$627	$1,917

	Nine Months Ended September 30, 2025
	Plumbing Products	Decorative Architectural Products	Total
Primary geographic areas:
North America	$2,700	$1,862	$4,561
International	1,208	—	1,208
Total	$3,908	$1,862	$5,769
Our contract liability balance was $13 million and $57 million at September 30, 2026 and December 31, 2025, respectively.
Changes in the allowance for credit losses deducted from accounts receivable were as follows, in millions:

	Nine Months Ended September 30, 2026	Twelve Months Ended December 31, 2025
Balance at January 1	$12	$10
Provision for expected credit losses during the period	2	5
Write-offs charged against the allowance	(2)	(7)
Recoveries of amounts previously written off	—	4
Balance at end of period	$12	$12

D. INVENTORIES

The components of inventory were as follows, in millions:

	At September 30, 2026	At December 31, 2025
Finished goods	$599	$620
Raw materials	344	322
Work in process	107	104
Total	$1,050	$1,046

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
E. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill at September 30, 2026, by segment, was as follows, in millions:

	Gross Goodwill At September 30, 2026	Accumulated Impairment Losses	Net Goodwill At September 30, 2026
Plumbing Products (A)	$556	$(167)	$389
Decorative Architectural Products	223	—	223
Total	$779	$(167)	$612

(A)As a result of the divestiture of Bristan in the third quarter of 2026, gross goodwill and accumulated impairment losses for the Plumbing Products segment were reduced by $212 million and $208 million, respectively.

The changes in the carrying amount of goodwill for the nine months ended September 30, 2026, by segment, were as follows, in millions:

	Gross Goodwill At December 31, 2025	Accumulated Impairment Losses	Net Goodwill At December 31, 2025	Divestitures (B)	Foreign Currency Translation	Net Goodwill At September 30, 2026
Plumbing Products	$776	$(376)	$400	$(4)	$(7)	$389
Decorative Architectural Products	223	—	223	—	—	223
Total	$999	$(376)	$623	$(4)	$(7)	$612

(B)As a result of the divestiture of Bristan in the third quarter of 2026, net goodwill for the Plumbing Products segment was reduced by $4 million.

The carrying value of our other indefinite-lived intangible assets was $72 million and $77 million at September 30, 2026 and December 31, 2025, respectively, and principally included registered trademarks. The decrease in our indefinite-lived intangible assets is primarily a result of the divestiture of Bristan. The carrying value of our definite-lived intangible assets was $113 million (net of accumulated amortization of $100 million) at September 30, 2026 and $128 million (net of accumulated amortization of $92 million) at December 31, 2025, and principally included customer relationships.

F. SUPPLIER FINANCE PROGRAM

We facilitate a voluntary supply chain finance program (the "program") to provide certain of our suppliers with the opportunity to sell receivables due from us to participating financial institutions at the sole discretion of both the suppliers and the financial institutions. The amounts confirmed as valid under the program were $34 million and $26 million at September 30, 2026 and December 31, 2025, respectively. Of the amounts confirmed as valid under the program, the amounts owed to participating financial institutions were $15 million and $17 million at September 30, 2026 and December 31, 2025, respectively.

G. DEBT

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

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
G. DEBT (Concluded)
The 2026 Credit Agreement provides for an unsecured revolving credit facility available to us and one of our foreign subsidiaries in U.S. dollars, European euros, British pounds sterling, Canadian dollars and certain other currencies for revolving credit loans, swingline loans and letters of credit. Borrowings under the revolving credit loans denominated in any agreed upon currency other than U.S. dollars are limited to the equivalent of $500 million. We can also borrow swingline loans up to $120 million and obtain letters of credit of up to $25 million. Outstanding letters of credit under the 2026 Credit Agreement reduce our borrowing capacity and we had no outstanding letters of credit under the 2026 Credit Agreement at September 30, 2026.
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
In order for us to borrow under the 2026 Credit Agreement, there must not be any default in our covenants in the 2026 Credit Agreement (i.e., in addition to the two financial covenants described above, principally limitations on subsidiary debt, negative pledge restrictions, and requirements relating to legal compliance, maintenance of our properties and insurance) and our representations and warranties in the 2026 Credit Agreement must be true in all material respects on the date of borrowing (i.e., principally no material adverse change or litigation likely to result in a material adverse change, since December 31, 2025, no material ERISA or environmental non-compliance, and no material tax deficiency). We were in compliance with all covenants and no borrowings were outstanding at September 30, 2026.
On April 21, 2026, we entered into a two year, up to $500 million senior unsecured delayed draw term loan due April 21, 2028 with a syndicate of lenders. The senior unsecured delayed draw term loan and commitments thereunder are subject to prepayment at our option and the loans will bear interest, at our option, at a rate per annum equal to (A) a U.S. dollar base rate, (B) the adjusted term SOFR rate, or (C) the adjusted daily simple SOFR rate, in each case, plus an applicable margin based upon our then-applicable corporate credit ratings. The various benchmarks are subject to applicable floors. The covenants are substantially the same as those in the 2026 Credit Agreement. We were in compliance with all covenants and $300 million was borrowed and outstanding at a weighted average interest rate of 4.517% at September 30, 2026.
Fair Value of Debt. The fair value of our short-term and long-term fixed-rate debt instruments is based principally upon modeled market prices for the same or similar issues, which are Level 1 inputs. The term loan has an interest rate that resets monthly and the fair value of this instrument approximates the carrying value at September 30, 2026. The aggregate estimated market value of our short-term and long-term debt at September 30, 2026 was approximately $2.9 billion, compared with the aggregate carrying value of $3.3 billion. The aggregate estimated market value of our short-term and long-term debt at December 31, 2025 was approximately $2.7 billion, compared with the aggregate carrying value of $3.0 billion.

H. SEGMENT INFORMATION

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

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
H. SEGMENT INFORMATION (Continued)
Information by segment was as follows, in millions:

	Three Months Ended September 30, 2026
	Plumbing Products	Decorative Architectural Products	Total
Net sales (A)	$1,338	$628	$1,966
Operating expenses (B)	1,083	493
Corporate expenses (C)	11	9
Segment operating profit	$244	$125	$369
General corporate expense, net (C)			(31)
Operating profit			338
Other income (expense), net			(16)
Income before income taxes			$322

	Nine Months Ended September 30, 2026
	Plumbing Products	Decorative Architectural Products	Total
Net sales (A)	$4,038	$1,837	$5,875
Operating expenses (B)	3,161	1,439
Corporate expenses (C)	37	22
Segment operating profit	$840	$376	$1,216
General corporate expense, net (C)			(91)
Operating profit (D)			1,125
Other income (expense), net			(71)
Income before income taxes			$1,054

	Three Months Ended September 30, 2025
	Plumbing Products	Decorative Architectural Products	Total
Net sales (A)	$1,290	$627	$1,917
Operating expenses (B)	1,084	495
Corporate expenses (C)	10	5
Segment operating profit	$196	$127	$324
General corporate expense, net (C)			(20)
Operating profit			303
Other income (expense), net			(27)
Income before income taxes			$276

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
H. SEGMENT INFORMATION (Concluded)

	Nine Months Ended September 30, 2025
	Plumbing Products	Decorative Architectural Products	Total
Net sales (A)	$3,908	$1,862	$5,769
Operating expenses (B)	3,173	1,483
Corporate expenses (C)	29	16
Segment operating profit	$705	$363	$1,068
General corporate expense, net (C)			(68)
Operating profit			1,001
Other income (expense), net			(93)
Income before income taxes			$908

(A)Intra-company sales between segments were not material and have been excluded from net sales.
(B)Operating expenses included cost of sales and selling, general and administrative expenses.
(C)Corporate expenses included specific corporate overhead allocated to each segment. General corporate expense, net included those expenses not specifically attributable to our segments.
(D)Operating profit included the net tariff benefit from IEEPA tariff refunds of approximately $90 million for the nine months ended September 30, 2026, principally in the Plumbing Products segment.

	Property Additions
	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Plumbing Products	$32	$30	$91	$85
Decorative Architectural Products	6	9	22	22
Corporate	1	2	3	3
Total	$39	$41	$116	$109

	Depreciation and Amortization
	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Plumbing Products	$29	$29	$88	$83
Decorative Architectural Products	7	7	21	20
Corporate	1	2	4	6
Total	$37	$38	$112	$109

	Assets
	At September 30, 2026	At December 31, 2025
Plumbing Products	$3,503	$3,489
Decorative Architectural Products	1,382	1,248
Corporate	452	463
Total	$5,338	$5,201

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
I. INCOME TAXES

Our effective tax rate was 25.5 percent and 27.5 percent for the three months ended September 30, 2026 and 2025, respectively, and was 23.9 percent and 24.9 percent for the nine months ended September 30, 2026 and 2025, respectively.

J. INCOME PER COMMON SHARE

Reconciliations of the numerators and denominators used in the computations of basic and diluted income per common share were as follows, in millions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator (basic and diluted):
Net income	$230	$189	$761	$645
Less: Allocation to participating securities	—	—	1	—
Net income attributable to common shareholders	$229	$189	$760	$645

Denominator:
Basic common shares (based upon weighted average)	196	209	199	211
Add: Dilutive effect of stock options and other stock-based incentives	—	—	—	—
Diluted common shares	196	209	200	211
For the three and nine months ended September 30, 2026, we allocated dividends and undistributed earnings to the forward contract associated with the accelerated share repurchase transaction, which is considered a participating security, using the two-class method. For the three and nine months ended September 30, 2025, basic and diluted income per common share were calculated using the treasury stock method.
The following stock options, restricted stock units and performance restricted stock units were excluded from the computation of weighted-average diluted common shares outstanding due to their anti-dilutive effect, in thousands:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Number of stock options	343	395	485	368
Number of restricted stock units	—	—	1	125
Number of performance restricted stock units	41	47	41	47

MASCO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Concluded)
J. INCOME PER COMMON SHARE (Concluded)
Effective February 10, 2026, our Board of Directors authorized the repurchase, for retirement, of up to $2.0 billion of shares of our common stock, exclusive of excise tax, in open-market transactions or otherwise, replacing the previous Board of Directors authorization established in 2022. In May 2026, we entered into an accelerated share repurchase transaction whereby we agreed to repurchase a total of $300 million of our common stock with an initial delivery of approximately 3.3 million shares. This transaction was completed on July 27, 2026, at which time we received, at no additional cost, approximately 0.8 million additional shares of our common stock based on the volume weighted average stock price of our common stock over the term of the transaction, less a discount. During the nine months ended September 30, 2026, we repurchased and retired approximately 12.3 million shares of our common stock (including 0.4 million shares to offset the dilutive impact of restricted stock units granted in the nine months ended September 30, 2026) for approximately $861 million, inclusive of excise tax of $8 million. At September 30, 2026, we had approximately $1.2 billion remaining under the 2026 authorization.
We have declared and paid cash dividends per common share of $0.32 and $0.96 for the three and nine months ended September 30, 2026, respectively, and $0.31 and $0.93 for the three and nine months ended September 30, 2025, respectively.

K. OTHER COMMITMENTS AND CONTINGENCIES

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
Warranty.    Changes in our warranty liability were as follows, in millions:

	Nine Months Ended September 30, 2026	Twelve Months Ended December 31, 2025
Balance at January 1	$88	$81
Accruals for warranties issued during the period	26	35
Accruals related to pre-existing warranties	8	11
Settlements made (in cash or kind) during the period	(27)	(41)
Other, net (including currency translation and divestitures)	(2)	2
Balance at end of period	$94	$88

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
In the first quarter of 2026, the U.S. Supreme Court ruled that tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”) were unlawful. Subsequently, the U.S. Court of International Trade ordered U.S. Customs and Border Protection to refund IEEPA tariffs previously collected. During the second quarter of 2026, we began receiving refunds related to IEEPA tariffs. Additionally, as of September 30, 2026, we have recognized a receivable for tariff refunds not yet paid that are considered to be probable of collection and reasonably estimable.
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
From time to time, we take actions to drive efficiency in our business through the strategic rationalization of our businesses, including business consolidations, plant closures, headcount reductions and other cost savings initiatives. In the fourth quarter of 2025, we began implementing various restructuring actions to further streamline our business, reduce headcount, and optimize operations. In connection with these actions, we incurred approximately $13 million and $33 million in charges in the three and nine months ended September 30, 2026, respectively, and we expect to incur approximately $50 million in charges during the full year of 2026. Additionally, in the first quarter of 2026, we began the implementation of an internal reorganization resulting in the integration of our Liberty Hardware (“Liberty”) business, a distributor of cabinet and other hardware and shower doors, into our Delta Faucet business. As a result of the integration, all segment information herein, including comparable prior periods, include Liberty in our Plumbing Products segment rather than our Decorative Architectural Products segment.
THIRD QUARTER 2026 AND THE FIRST NINE MONTHS 2026 VERSUS
THIRD QUARTER 2025 AND THE FIRST NINE MONTHS 2025

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
The following discussion of consolidated results of operations refers to the three and nine months ended September 30, 2026 compared to the same periods of 2025.

NET SALES

Below is a summary of our net sales, in millions, for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Change	2026	2025	Change
Net sales, as reported	$1,966	$1,917	3%	$5,875	$5,769	2%
Divestitures	—	(14)		—	(14)
Net sales, excluding divestitures	1,966	1,903	3%	5,875	5,755	2%
Currency translation	7	—		(45)	—
Net sales, excluding divestitures and the effect of currency translation	$1,973	$1,903	4%	$5,830	$5,755	1%
Our net sales for the three months ended September 30, 2026, were $1,966 million, which increased three percent compared to the three months ended September 30, 2025. Excluding divestitures and the effect of currency translation, net sales increased four percent, primarily due to higher net selling prices across the entire company, which increased sales by five percent, and higher sales volume of North America plumbing products, which increased sales by two percent. These increases were partially offset by lower sales volume of decorative architectural products and International plumbing products which decreased sales by two percent, and unfavorable sales mix which decreased sales by one percent.
Our net sales for the nine months ended September 30, 2026, were $5,875 million, which increased two percent compared to the nine months ended September 30, 2025. Excluding divestitures and the effect of currency translation, net sales increased one percent, primarily due to higher net selling prices across the entire company, which increased sales by four percent, partially offset by lower sales volume across the entire company, which decreased sales by two percent.

RESULTS OF OPERATIONS

Below is a summary of our results of operations, dollars in millions, for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Favorable / (Unfavorable)	2026	2025	Favorable / (Unfavorable)
Net sales	$1,966	$1,917	3%	$5,875	$5,769	2%
Cost of sales	(1,246)	(1,261)	1%	(3,603)	(3,696)	3%
Gross profit	$720	$656	10%	$2,273	$2,073	10%
Gross margin	36.6%	34.2%	240 bps	38.7%	35.9%	280 bps

Selling, general and administrative expenses	$(381)	$(353)	(8)%	$(1,148)	$(1,072)	(7)%
Selling, general and administrative expenses as a percent of net sales	(19.4)%	(18.4)%	(100) bps	(19.5)%	(18.6)%	(90) bps

Operating profit	$338	$303	12%	$1,125	$1,001	12%
Operating profit margin	17.2%	15.8%	140 bps	19.1%	17.4%	170 bps

Three Months Ended September 30, 2026
Our gross profit for the three months ended September 30, 2026, was $720 million, an increase of 10 percent, and was positively impacted by 14 percent due to higher net selling prices, as well as cost savings initiatives and lower tariff costs, partially offset by higher commodity costs, unfavorable sales mix, and an increase in employee-related costs and other expenses.
Our selling, general and administrative expenses for the three months ended September 30, 2026, were $381 million, an increase of eight percent, and were negatively impacted by five percent due to increased employee-related costs, as well as an increase in other expenses.
Our operating profit for the three months ended September 30, 2026, was $338 million, an increase of 12 percent, and was positively impacted by increased gross profit, partially offset by higher selling, general and administrative expenses.

Nine Months Ended September 30, 2026
Our gross profit for the nine months ended September 30, 2026, was $2,273 million, an increase of 10 percent, and was positively impacted by 10 percent due to higher net selling prices, as well as cost savings initiatives and lower tariff costs (inclusive of IEEPA tariff refunds), partially offset by higher commodity costs, two percent due to lower sales volume, as well as unfavorable sales mix, and an increase in employee-related costs and other expenses.
Our selling, general and administrative expenses for the nine months ended September 30, 2026, were $1,148 million, an increase of seven percent, and were negatively impacted by three percent due to increased employee-related costs, one percent due to unfavorable foreign currency translation, as well as an increase in other expenses.
Our operating profit for the nine months ended September 30, 2026, was $1,125 million, an increase of 12 percent, and was positively impacted by increased gross profit, partially offset by higher selling, general and administrative expenses. These results were inclusive of the net tariff benefit from IEEPA tariff refunds of approximately $90 million for the nine months ended September 30, 2026, principally within the Plumbing Products segment.

OTHER INCOME (EXPENSE), NET

Below is a summary of our other income (expense), net, in millions, for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Favorable / (Unfavorable)	2026	2025	Favorable / (Unfavorable)
Interest expense	$(29)	$(25)	(16)%	$(82)	$(77)	(6)%
Other, net	13	(2)	N/A	11	(16)	N/A
Other income (expense), net	$(16)	$(27)	41%	$(71)	$(93)	24%

Other, net included a gain on the sale of Bristan Group ("Bristan") of $13 million, net of selling costs, for the three and nine months ended September 30, 2026.

INCOME TAXES

Below is a summary of our income tax expense, in millions, and our effective tax rate for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Favorable / (Unfavorable)	2026	2025	Favorable / (Unfavorable)
Income tax expense	$(82)	$(76)	(8)%	$(252)	$(226)	(12)%
Effective tax rate	(25.5)%	(27.5)%	200 bps	(23.9)%	(24.9)%	100 bps
NET INCOME AND INCOME PER COMMON SHARE - ATTRIBUTABLE TO MASCO CORPORATION

Below is a summary of our net income, in millions, and diluted income per common share for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Favorable / (Unfavorable)	2026	2025	Favorable / (Unfavorable)
Net income	$230	$189	22%	$761	$645	18%
Diluted income per common share	$1.17	$0.90	30%	$3.81	$3.06	25%

Business Segment Results

The following tables set forth our net sales and operating profit information by business segment, dollars in millions.

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2026	2025	2026 vs. 2025	2026	2025	2026 vs. 2025
Net Sales:
Plumbing Products	$1,338	$1,290	4%	$4,038	$3,908	3%
Decorative Architectural Products	628	627	—%	1,837	1,862	(1)%
Total	$1,966	$1,917	3%	$5,875	$5,769	2%

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2026	2025	2026 vs. 2025	2026	2025	2026 vs. 2025
Operating Profit:
Plumbing Products	$244	$196	24%	$840	$705	19%
Decorative Architectural Products	125	127	(2)%	376	363	4%
Total	$369	$324	14%	$1,216	$1,068	14%
General corporate expense, net	(31)	(20)	55%	(91)	(68)	34%
Total operating profit	$338	$303	12%	$1,125	$1,001	12%

The following discussion of business segment results refers to the three and nine months ended September 30, 2026, compared to the same periods of 2025. Changes in operating profit in the following business segment results discussion exclude general corporate expense, net.

BUSINESS SEGMENT RESULTS DISCUSSION

Plumbing Products
Sales
Net sales in the Plumbing Products segment increased four percent and three percent for the three and nine months ended September 30, 2026, respectively. In local currencies (including sales in currencies outside their respective functional currencies), net sales increased four percent and two percent for the three and nine months ended September 30, 2026, respectively. For the three months ended September 30, 2026, net sales increased five percent due to higher net selling prices and two percent due to higher North America sales volume, partially offset by one percent each due to lower International sales volume, unfavorable sales mix, and the divestiture of Bristan. For the nine months ended September 30, 2026, net sales increased four percent due to higher net selling prices, partially offset by one percent due to lower sales volume and one percent due to unfavorable sales mix.
Operating Results
Operating profit in the Plumbing Products segment for the three months ended September 30, 2026 was positively impacted by higher net selling prices, cost savings initiatives, and lower tariff costs, partially offset by higher commodity costs, unfavorable sales mix, increased employee-related costs, and an increase in other expenses. For the nine months ended September 30, 2026, operating profit was positively impacted by higher net selling prices, lower tariff costs (inclusive of IEEPA tariff refunds), and cost savings initiatives, partially offset by increased employee-related costs, higher commodity costs, unfavorable sales mix, lower sales volume, and an increase in other expenses.
Decorative Architectural Products
Sales
Net sales in the Decorative Architectural Products segment were consistent with the comparative period for the three months ended September 30, 2026, primarily due to higher net selling prices, offset by lower sales volume. Net sales decreased one percent for the nine months ended September 30, 2026, primarily due to lower sales volume, partially offset by higher net selling prices.
Operating Results
Operating profit in the Decorative Architectural Products segment for the three months ended September 30, 2026 was negatively impacted by higher commodity costs, lower sales volume, and increased employee-related costs, partially offset by higher net selling prices and cost savings initiatives. For the nine months ended September 30, 2026, operating profit was positively impacted by higher net selling prices and cost savings initiatives, partially offset by lower sales volume, higher commodity costs, and increased employee-related costs.

Liquidity and Capital Resources

Overview of Capital Structure
We had cash and cash investments of approximately $610 million and $647 million at September 30, 2026 and December 31, 2025, respectively. Our cash and cash investments consist of overnight interest bearing money market demand accounts and money market mutual funds containing government securities and treasury obligations. While we attempt to diversify these investments in a prudent manner to minimize risk, it is possible that future changes in the financial markets could affect the security or availability of these investments. Of the cash and cash investments we held at September 30, 2026 and December 31, 2025, $273 million and $306 million, respectively, was held in our foreign subsidiaries. If these funds were needed for our operations in the U.S., their repatriation into the U.S. would not result in significant additional U.S. income tax or foreign withholding tax, as we have recorded such taxes on substantially all undistributed foreign earnings, except for those that are legally restricted.
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
The 2026 Credit Agreement contains financial covenants requiring us to maintain (A) a net leverage ratio, as adjusted for certain items, not exceeding 4.0 to 1.0, and (B) an interest coverage ratio, as adjusted for certain items, not less than 2.5 to 1.0. We were in compliance with all covenants and no borrowings were outstanding at September 30, 2026.
Term Loan
On April 21, 2026, we entered into a two year, up to $500 million senior unsecured delayed draw term loan due April 21, 2028 with a syndicate of lenders. The senior unsecured delayed draw term loan and commitments thereunder are subject to prepayment at our option and the loans will bear interest, at our option, at a rate per annum equal to (A) a U.S. dollar base rate, (B) the adjusted term SOFR rate, or (C) the adjusted daily simple SOFR rate, in each case, plus an applicable margin based upon our then-applicable corporate credit ratings. The various benchmarks are subject to applicable floors. The covenants are substantially the same as those in the 2026 Credit Agreement. We were in compliance with all covenants and $300 million was borrowed and outstanding at a weighted average interest rate of 4.517% at September 30, 2026. The borrowed funds were utilized to repurchase shares of our common stock.

Other Liquidity and Capital Resource Activities
As part of our ongoing efforts to improve our cash flow and related liquidity, we work with suppliers to optimize our terms and conditions, including extending payment terms. We also facilitate a voluntary supply chain finance program (the "program") to provide certain of our suppliers with the opportunity to sell receivables due from us to participating financial institutions at the sole discretion of both the suppliers and the financial institutions. The amounts confirmed as valid under the program and included in accounts payable were $34 million and $26 million at September 30, 2026 and December 31, 2025, respectively. Of the amounts confirmed as valid under the program, the amounts owed to participating financial institutions were $15 million and $17 million at September 30, 2026 and December 31, 2025, respectively. All payments made under the program are recorded as a decrease in accounts payable and accrued liabilities, net, in our condensed consolidated statements of cash flows. A downgrade in our credit rating or changes in the financial markets could limit the financial institutions’ willingness to commit funds to, and participate in, the program. We do not believe such risk would have a material impact on our working capital or cash flows, as substantially all of our payments are made outside of the program.
Divestitures
In the third quarter of 2026, we completed the divestiture of our Bristan business, a United Kingdom-based provider of bathroom and kitchen faucets, showerheads, shower enclosures, and other products for a purchase price of £49 million ($65 million), net of cash disposed, subject to customary closing adjustments, and up to an additional £6 million ($8 million) if certain performance measures are achieved by the year ended December 31, 2026.
Share Repurchases
Effective February 10, 2026, our Board of Directors authorized the repurchase, for retirement, of up to $2.0 billion of shares of our common stock, exclusive of excise tax, in open-market transactions or otherwise, replacing the previous Board of Directors authorization established in 2022. In May 2026, we entered into an accelerated share repurchase transaction whereby we agreed to repurchase a total of $300 million of our common stock with an initial delivery of approximately 3.3 million shares. This transaction was completed on July 27, 2026, at which time we received, at no additional cost, approximately 0.8 million additional shares of our common stock based on the volume weighted average stock price of our common stock over the term of the transaction, less a discount. During the nine months ended September 30, 2026, we repurchased and retired approximately 12.3 million shares of our common stock (including 0.4 million shares to offset the dilutive impact of restricted stock units granted in the nine months ended September 30, 2026) for approximately $861 million, inclusive of excise tax of $8 million. At September 30, 2026, we had approximately $1.2 billion remaining under the 2026 authorization. Consistent with our long-term capital allocation strategy, outside of any potential acquisitions, we currently anticipate using approximately $1.0 billion of cash, including funds borrowed under the term loan, for share repurchases in 2026.
Cash Flows
For the nine months ended September 30, 2026, net cash provided by operations was $788 million, primarily driven by operating profit, inclusive of the net tariff benefit from IEEPA tariff refunds, partially offset by changes in working capital.
For the nine months ended September 30, 2026, net cash used for financing activities was $765 million, primarily due to $852 million for the repurchase and retirement of our common stock and $191 million for the payment of cash dividends, partially offset by $300 million of proceeds from the term loan.
For the nine months ended September 30, 2026, net cash used for investing activities was $55 million, primarily driven by $116 million of capital expenditures, partially offset by $60 million of proceeds from the sale of Bristan, net of cash disposed.

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
The Company's Principal Executive Officer and Principal Financial Officer have concluded, based on an evaluation of the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15 that, as of September 30, 2026, the Company's disclosure controls and procedures were effective.

b.    Changes in Internal Control over Financial Reporting.
In connection with the evaluation of the Company's internal control over financial reporting that occurred during the quarter ended September 30, 2026, which is required under the Securities Exchange Act of 1934 by paragraph (d) of Exchange Rules 13a-15 or 15d-15 (as defined in paragraph (f) of Rule 13a-15), management determined that there was no change that materially affected or is reasonably likely to materially affect internal control over financial reporting.

MASCO CORPORATION

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

Information regarding legal proceedings involving us is set forth in Note K to our condensed consolidated financial statements included in Part I, Item 1 of this Report and is incorporated herein by reference.

Item 1A. Risk Factors

There have been no material changes to the risk factors of the Company set forth in Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding the repurchase of our common stock for the three months ended September 30, 2026 under the 2026 share repurchase authorization:

Period	Total Number Of Shares Purchased	Average Price Paid Per Common Share	Total Number Of Shares Purchased As Part Of Publicly Announced Plans or Programs	Maximum Value Of Shares That May Yet Be Purchased Under The Plans Or Programs
7/1/26 - 7/31/26
Accelerated share repurchases (A)	792,380	(A)	792,380	$1,470,816,258
Open market purchases	271,881	$73.57	271,881	$1,450,813,632
8/1/26 - 8/31/26	1,477,067	$74.48	1,477,067	$1,340,799,353
9/1/26 - 9/30/26	1,895,587	$68.99	1,895,587	$1,210,018,720
Total for the quarter	4,436,915		4,436,915	$1,210,018,720

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

Item 5. Other Information

Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements
During the three months ended September 30, 2026, none of our officers or directors adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement.

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
101
The following financial information from Masco Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in Inline XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Shareholders' Equity, and (vi) Notes to Condensed Consolidated Financial Statements.

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
October 28, 2026